Form 10-Q
period 2020-09-30
FinTech Acquisition Corp. IV
filed 2020-11-16
CIK 1777835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39558

FINTECH ACQUISITION CORP. IV
(Exact name of registrant as specified in its charter)

Delaware	85-1770732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Arch Street, Suite 1703 Philadelphia, PA 19104
(Address of Principal Executive Offices, including zip code)

(215) 701-9555
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	FTIVU	NASDAQ Capital Market
Class A common stock, par value $0.0001 per share	FTIV	NASDAQ Capital Market
Warrants, each whole warrant exercisable for one share of Class A common stock	FTIVW	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of November 16, 2020, there were 23,610,000 shares of Class A common stock and 7,870,000 shares of Class B common stock of the registrant issued and outstanding.

FINTECH ACQUISITION CORP. IV

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

FINTECH ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
		(audited)
ASSETS
Current assets
Cash	$1,634,508	$10,762
Prepaid expenses	31,800	—
Total Current Assets	1,666,308	10,762

Deferred offering costs associated with the proposed public offering	—	54,873
Investments held in Trust Account	230,000,063	—
Total Assets	$231,666,371	$65,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$20,635	$450
Accrued offering costs	261	41,612
Promissory note – related party	—	869
Total Current Liabilities	20,896	42,931

Deferred underwriting fee payable	9,800,000	—
Total Liabilities	9,820,896	42,931

Commitments and Contingencies

Class A common stock subject to possible redemption, 21,684,547 and no shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	216,845,470	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,925,453 and none issued and outstanding (excluding 21,684,547 and no shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	193	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,870,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	787	787
Additional paid-in capital	5,022,759	24,213
Accumulated deficit	(23,734)	(2,296)
Total Stockholders’ Equity	5,000,005	22,704
Total Liabilities and Stockholders’ Equity	$231,666,371	$65,635

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Formation and general and administrative expenses	$19,908	$—	$21,501	$969
Loss from operations	(19,908)	—	(21,501)	(969)

Other income:
Interest earned on marketable securities held in Trust Account	63	—	63	—

Loss before provision for income taxes	(19,845)	—	(21,438)	(969)
Provision for income taxes	—	—	—	—
Net loss	$(19,845)	$—	$(21,438)	$(969)

Weighted average shares outstanding of Class A redeemable common stock	23,000,000	—	23,000,000	—
Basic and diluted income per share, Class A redeemable stock	$0.00	$—	$0.00	$—

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	8,480,000	6,870,000	8,480,000	6,870,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.00)	$0.00	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A			Class B		Additional		Total
	Common Stock			Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020		$		7,870,000	$787	$24,213	$(2,296)	$22,704

Net loss	—		—	—	—	—	(993)	(993)

Balance – March 31, 2020	—		—	7,870,000	787	24,213	(3,289)	21,711

Net loss	—		—	—	—	—	(600)	(600)

Balance – June 30, 2020	—		—	7,870,000	787	24,213	(3,889)	21,111

Sale of 23,000,000 Units, net of underwriting discounts	23,000,000		2,300	—	—	215,741,909	—	215,744,209

Sale of 610,000 Private Placement Units	610,000		61	—	—	6,099,939	—	6,100,000

Common stock subject to possible redemption	(21,684,547)		(2,168)	—	—	(216,843,302)	—	(216,845,470)

Net loss	—		—	—	—	—	(19,845)	(19,845)

Balance – September 30, 2020	1,925,453		$193	7,870,000	$787	$5,022,759	$(23,734)	$5,000,005

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Class B		Additional	Stock Subscription Receivable		Total Stockholders’
	Common Stock		Paid-in	from	Accumulated	(Deficit)
	Shares	Amount	Capital	Stockholder	Deficit	Equity
Balance – January 1, 2019	7,870,000	$787	$24,213	$(25,000)	$(977)	$(977)

Net loss	—	—	—	—	(100)	(100)

Balance – March 31, 2019	7,870,000	787	24,213	(25,000)	(1,077)	(1,077)

Collection of stock subscription receivable from stockholder	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	(869)	(869)

Balance – June 30, 2019	7,870,000	787	24,213	—	(1,946)	23,054

Net loss	—	—	—	—	—	—

Balance – September 30, 2019	7,870,000	$787	$24,213	$—	$(1,946)	$23,054

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(21,438)	$(969)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(63)	—
Formation costs and expense paid by Sponsor	—	569
Changes in operating assets and liabilities:
Prepaid expenses	(31,800)	—
Accrued expenses	20,185	(577)
Net cash used in operating activities	(33,116)	(977)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Private Placement Units	6,100,000	—
Proceeds from promissory note - related party	90,000	—
Repayment of promissory note - related party	(90,869)	—
Payment of offering costs	(442,269)	—
Net cash provided by financing activities	231,656,862	25,000

Net Change in Cash	1,623,746	24,023
Cash – Beginning of period	10,762	—
Cash – End of period	$1,634,508	24,023

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$261	$838
Initial classification of Class A common stock subject to possible redemption	$216,864,940	$—
Change in value of Class A common stock subject to possible redemption	$(19,470)	$—
Deferred underwriting fee payable	$9,800,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FinTech Acquisition Corp. IV (the “Company”) is a blank check company incorporated in Delaware on November 20, 2018. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (a “Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date.

As of September 30, 2020, the Company had not yet commenced operations. All activity through September 30, 2020 relates to the Company’s formation, the Initial Public Offering (as defined below), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on September 24, 2020. On September 29, 2020 the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 610,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to FinTech Investor Holdings IV, LLC (collectively with FinTech Masala Advisors IV, LLC, the “Sponsor”), generating gross proceeds of $6,100,000, which is described in Note 4. The manager of each entity of the Sponsor is Cohen Sponsor Interests IV, LLC.

Transaction costs amounted to $14,255,791, consisting of $4,000,000 of underwriting fees, $9,800,000 of deferred underwriting fees and $455,791 of other offering costs. In addition, at September 30, 2020, cash of $1,634,508 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on September 29, 2020, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the consummation of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination by September 29, 2022 (the “Combination Period”) or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation of the Company.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq Capital Market (“NASDAQ”) rules provide that the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing a definitive agreement in connection with a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires a majority of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of the Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representatives (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors (the “Insiders”) have agreed to vote their Founder Shares (as defined in Note 5), the shares of Class A common stock included in the Private Placement Units (the “Private Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination.

The Company will have until the expiration of the Combination Period to consummate its initial Business Combination. If the Company is unable to consummate a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to the Company to pay its franchise and income taxes and up to $100,000 to pay dissolution expenses, pro rata to the public stockholders by way of redemption of the Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation.

The Company will also provide its stockholders with the opportunity to redeem all or a portion of their Public Shares in connection with any stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (i) that would modify the substance or timing of the Company’s obligation to redeem 100% of Public Shares if it does not complete an initial Business Combination within the Combination Period or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account, net of taxes payable). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representatives (as discussed in Note 6). There will be no redemption rights with respect to the Company’s warrants in connection with such a stockholder vote to approve such an amendment to the Company’s amended and restated certificate of incorporation. Notwithstanding the foregoing, the Company may not redeem shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Insiders have agreed to vote any Founder Shares, Private Placement Shares and any Public Shares held by them in favor of any such amendment.

The Insiders have agreed to waive their redemption rights with respect to any Founder Shares and Private Placement Shares, as applicable, (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period or (b) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (iii) if the Company fails to consummate a Business Combination within the Combination Period. The Insiders have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of a Business Combination and in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity. However, the Insiders will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within the Combination Period. The representative has agreed to waive its rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. FinTech Investor Holdings IV, LLC has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, it may not be able to satisfy those obligations should they arise.

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Business Combination and it does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to an aggregate of 15% or more of the shares sold in the Initial Public Offering. However, there is no restriction on the Company’s stockholders’ ability to vote all of their shares for or against a Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s final prospectus for its Initial Public Offering as filed with the SEC on September 25, 2020, as well as the audited balance sheet included in the Company’s Current Report on Form 8-K, as filed with the SEC on October 5, 2020. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses that were directly related to the Initial Public Offering. Offering costs amounting to $14,255,791 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $4,500, which had a full valuation allowance recorded against it of approximately $4,500. Deferred tax assets were deemed to be immaterial as of December 31, 2019.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 7,870,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

For the three and nine months ended September 30, 2019, weighted average shares were reduced for the effect of an aggregate of 1,000,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. For the three and nine months ended September 30, 2020, the Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $63 for the three and nine months ended September 30, 2020, less applicable franchise and income taxes capped at $63 for the three and nine months ended September 30, 2020, by the weighted average number of Class A redeemable common stock since issuance. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the periods. Class A and Class B non-redeemable common stock includes the Founder Shares and Private Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

As of September 30, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, FinTech Investor Holdings IV, LLC purchased 610,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,100,000. Each Private Placement Unit consists of one share of Class A common stock and one-third of one warrant (the “Private Placement Warrant”). Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In November 2018, the Company issued an aggregate of 7,382,500 shares of common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. The Company received payment for the Founder Shares in May 2019.

On June 13, 2019, the Company filed an amendment to its Certificate of Incorporation to, among other things, create two classes of common stock, Class A and Class B, and to convert the outstanding Founder Shares into shares of Class B common stock. The Founder Shares will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. Additionally, on June 13, 2019, the Company completed an approximate 1.3333333-for-1 forward stock split of its common stock. Also, on August 10, 2020, the Sponsor contributed back to the Company, for no consideration, 1,973,000 Founder Shares. As a result of the foregoing transactions, the Sponsor now holds 7,870,000 Founder Shares, of which 1,000,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares would represent 25% of the Company’s aggregate Founder Shares, Private Placement Shares and issued and outstanding Public Shares after the Initial Public Offering. All share and per-share amounts have been retroactively restated to reflect the stock transactions of the Founder Shares. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 Founder Shares are no longer subject to forfeiture.

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

The Insiders have agreed not to transfer, assign or sell any of their Founder Shares (except to permitted transferees) (i) with respect to 25% of such shares, until consummation of the Company’s initial Business Combination, (ii) with respect to 25% of such shares, until the closing price of the Class A common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, (iii) with respect to 25% of such shares, until the closing price of the Class A common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, and (iv) with respect to 25% of such shares, until the closing price of the Class A common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination or earlier, in any case, if, following a Business Combination, the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 25, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services.

Promissory Note — Related Party

On June 12, 2019, as amended on August 5, 2020, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $500,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due on the earlier of December 31, 2020 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $90,869 was repaid at the closing of the Initial Public Offering on September 29, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder. The units would be identical to the Private Placement Units. As of September 30, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on September 24, 2020, the holders of the Founder Shares, Private Placement Units (including securities contained therein) and the units that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or the warrants included in the units issued upon conversion of the Working Capital Loans) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Underwriting Agreement

Cantor Fitzgerald & Co. and Wells Fargo Securities, LLC, as representatives of the several underwriters, are entitled to a deferred fee of $9,800,000. The deferred fee will become payable to the representatives from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020, there were 1,925,453 shares of Class A common stock issued and outstanding, excluding 21,684,547 shares of Class A common stock subject to possible redemption. At December 31, 2019, there were no share of Class A common stock issued or outstanding.

Class B Common Stock — On June 13, 2019, the Company filed an amendment to its Certificate of Incorporation. The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At September 30, 2020 and December 31, 2019, there were 7,870,000 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 25% of the sum of the total number of all shares of common stock issued and outstanding upon completion of the Business Combination, including Private Placement Shares, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination).

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the Public Warrants is then effective and a current prospectus relating thereto is available, subject to the Company satisfying its obligations described below with respect to registration. No Public Warrant will be exercisable and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise has been registered, qualified or deemed exempt under the securities laws of the state of residence of the exercising holder.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock are, at the time of any exercise of a Public Warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Redemption of Warrants for Cash.  The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption for cash, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the warrants.

In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

At September 30, 2020, assets held in the Trust Account were comprised of $230,000,063 in money market funds, which are invested in U.S. Treasury Securities. During the nine months ended September 30, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$230,000,063

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to FinTech Acquisition Corp. IV. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to FinTech Investor Holdings IV, LLC and FinTech Masala Advisors IV, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on November 20, 2018 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We have not selected any specific Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Placement Units, the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2020 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $19,845, which consists of formation and operating costs of $19,908, offset by interest income on marketable securities held in the Trust Account of $63.

For the nine months ended September 30, 2020, we had a net loss of $21,438, which consists of formation and operating costs of $21,501, offset by interest income on marketable securities held in the Trust Account of $63.

For the three and nine months ended September 30, 2019, we had a net loss of $0 and $969, which consists of formation and operating costs of $0 and $969.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of shares of Class B common stock by our Sponsor and loans from our Sponsor.

On September 29, 2020, we consummated our Initial Public Offering of 23,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 610,000 Private Placement Units to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $6,100,000.

Following our Initial Public Offering and the sale of the Private Placement Units, a total of $230,000,000 was placed in the Trust Account. We incurred $14,255,791 in transaction costs, including $4,000,000 of underwriting fees, $9,800,000 of deferred underwriting fees and $455,791 of other costs.

For the nine months ended September 30, 2020, cash used in operating activities was $33,116. Net loss of $21,438 was affected by interest earned on marketable securities held in the Trust Account of $63 and changes in operating assets and liabilities, which used $11,615 of cash from operating activities.

For the nine months ended September 30, 2019, cash used in operating activities was $977. Net loss of $969 was affected by expense paid by Sponsor and changes in operating assets and liabilities, which used $577 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities of $230,000,063 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended September 30, 2020, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $1,634,508 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Private Placement Units, at a price of $10.00 per unit at the option of the lender.

We do not currently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate of the Sponsor a monthly fee up to $20,000 for office space, utilities and shared personnel support services. We began incurring these fees on September 25, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Pursuant to a registration rights agreement entered into on September 24, 2020, the holders of the Founder Shares, Private Placement Units (including securities contained therein) and the units that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or the warrants included in the units issued upon conversion of the Working Capital Loans) will be entitled to registration rights requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Cantor Fitzgerald & Co. and Wells Fargo Securities, LLC, as representatives of the several underwriters, are entitled to a deferred fee of $9,800,000. The deferred fee will become payable to the representatives from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.

Net Loss per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class A and Class B non-redeemable common stock outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus filed with the SEC on September 25, 2020. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 29, 2020, we consummated our Initial Public Offering of 23,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Cantor Fitzgerald & Co. and Wells Fargo Securities, LLC acted as joint book running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248664). The SEC declared the registration statement effective on September 24, 2020.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 610,000 Private Placement Units to our Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,100,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Units, $230,000,000 was placed in the Trust Account.

We paid a total of $4,000,000 in underwriting discounts and commissions and $455,791 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $9,800,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated September 24, 2020, among the Company and Cantor Fitzgerald & Co. and Wells Fargo Securities, LLC. (1)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 25, 2020. (1)
4.1	Warrant Agreement, dated September 24, 2020, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Letter Agreement, dated September 24, 2020, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement, dated September 24, 2020, between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Registration Rights Agreement, dated September 24, 2020, between the Company and certain security holders of the Company. (1)
10.4	Unit Subscription Agreement, dated September 24, 2020, between the Company and FinTech Investor Holdings IV, LLC. (1)
10.5	Administrative Services Agreement, dated September 24, 2020, between the Company and FinTech Masala, LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 30, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH ACQUISITION CORP. IV

Date: November 16, 2020		/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020		/s/ Douglas Listman
	Name:	Douglas Listman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)