Form 10-K
period 2020-12-31
FinTech Acquisition Corp. IV
filed 2021-03-15
CIK 1777835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-39558

FINTECH ACQUISITION CORP. IV

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1770732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2929 Arch Street, Suite 1703, Philadelphia, PA	19104
(Address of Principal Executive Offices)	(Zip Code)

(212) 701-9555

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FTIV	Nasdaq Capital Market
Warrants, each to purchase one share of Class A Common Stock	FTIVW	Nasdaq Capital Market
Units, each consisting of one share of Class A Common Stock and one-third of one Warrant	FTIVU	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A commons stock was not publicly traded. Accordingly, there was no market value for the registrant’s Class A common stock on such date.

As of March 15, 2021, there were 23,610,000 shares of Class A common stock and 7,870,000 shares of Class B common stock of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

i

GLOSSARY OF TERMS

Unless otherwise provided in this Annual Report on Form 10-K:

●	references to “we,” “us,” “company” or “our company” refer to FinTech Acquisition Corp. IV;

●	references to our “sponsor” refer collectively to FinTech Investor Holdings IV, LLC, a Delaware limited liability company, and FinTech Masala Advisors IV, LLC, a Delaware limited liability company.. The manager of each entity is Cohen Sponsor Interests IV, LLC, a Delaware limited liability company;

●	references to “initial holders” or “initial shareholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;

●	references to “founder shares” are to 7,870,000 shares of our Class B common stock issued by us to our initial stockholders;

●	references to our “initial public offering” means the initial public offering of 23,000,000 of our units, each unit consisting of one share of our Class A common stock and one-third of one warrant, where each whole warrant entitles the holder to purchase one share of our Class A common stock, which was consummated on September 29, 2020.

●	references to our “management” or our “management team” refer to our officers and certain of our directors;

●	references to our “public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	references to “public stockholders” refer to the holders of our public shares, which may include our initial holders and members of our management team if and to the extent they have purchased public shares, provided that any such holder’s status as a “public stockholder” shall only exist with respect to such public shares;

●	references to “private placement” refer to the private placement of 610,000 units purchased by our sponsor, which was consummated simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $6.1 million;

●	references to “placement units” are to the 610,000 units purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one-third of one placement warrant;

●	references to “placement shares” are to an aggregate of 610,000 shares of our Class A common stock included within the placement units purchased by our sponsor in the private placement;

●	references to “placement warrants” are to warrants to purchase an aggregate of 203,333 shares of our Class A common stock included within the placement units purchased by our sponsor in the private placement; and

●	references to “trust account” are to the trust account into which $230,000,000 of the net proceeds of the initial public offering and private placement were deposited for the benefit of the public stockholders.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	the ability of our officers and directors to generate potential investment opportunities;

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	the allocation by our officers and directors of their time to other businesses and their potential conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	potential changes in control if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	If the net proceeds of the initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate until September 29, 2022, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

●	The grant of registration rights to our initial stockholders and purchasers of the private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

●	Past performance by our management team may not be indicative of future performance of an investment in us.

●	We may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

iv

●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

●	Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

●	Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination.

●	Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

●	There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

●	Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

v

PART I

Item 1.	BUSINESS

Overview

We are a blank check company incorporated as a Delaware corporation in November 2018 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, with one or more businesses. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial business combination.

We have concentrated our efforts in identifying businesses which provide technological services to the financial services industry, with particular emphasis on businesses that provide data processing, storage and transmission services, data bases and payment processing services. We have sought to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial redirection to maximize value. We do not intend to acquire start-up companies, companies with speculative business plans or companies that are excessively leveraged.

At December 31, 2020, we had not yet commenced operations. All activity through December 31, 2020 relates to the Company’s formation and its initial public offering, and identifying a target company for our initial business combination.

The registration statement for our initial public offering was declared effective on September 24, 2020. On September 29, 2020, we consummated the initial public offering of 23,000,000 units generating gross proceeds of $230,000,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 610,000 placement units at a price of $10.00 per unit in a private placement to our sponsor, generating gross proceeds of $6,100,000.

Following the closing of the initial public offering on September 29, 2020, an amount of $230,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the placement units was placed in a trust account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the consummation of a business combination, (ii) the redemption of any public shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months from the consummation of the initial public offering; or (iii) the distribution of the trust account, if we are unable to complete a business combination within the combination period or upon any earlier liquidation of us.

Business Combination Agreement

On December 29, 2020, we entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among us, our sponsor, PWP Holdings LP, a Delaware limited partnership (“PWP”), PWP GP LLC, a Delaware limited liability company and the general partner of PWP (“PWP GP”), PWP Professional Partners LP, a Delaware limited partnership and a limited partner of PWP (“Professionals”), and Perella Weinberg Partners LLC, a Delaware limited liability company and the general partner of Professionals (“Professionals GP”) pursuant to which, among other things, we will acquire interests in PWP, which will become jointly-owned by us, Professionals, and certain existing partners of PWP and following the closing will serve as our operating partnership as part of an umbrella limited partnership C-corporation (Up-C) structure.

Pursuant to the Business Combination Agreement, subject to certain conditions set forth therein, in connection with the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”):

(i)	We will acquire newly-issued common units of PWP in exchange for cash in an amount equal to the outstanding excess cash balances of us (including the proceeds from the PIPE equity financing that will close contemporaneously with the Business Combination) as of Closing net of redemptions elected by our public stockholders pursuant to their redemption rights, with the number of such interests to be issued to be calculated based on the formula set forth in the Business Combination Agreement;

(ii)	Professionals will contribute the equity interests of PWP GP, the general partner of PWP, to us;

(iii)	We will issue (A) to Professionals, new shares of Class B-1 common stock, which will have 10 votes per share (for so long as Professionals or its limited partners as of the Closing maintain ownership of at least 10% of the issued and outstanding Class A common units of PWP, otherwise such Class B-1 common stock shall have one vote per share) and (B) to investor limited partners of PWP, new shares of Class B-2 common stock, which will have one vote per share, with the number of shares of such common stock to be issued to equal the number of common units of PWP that will be held by Professionals and such investor limited partners, respectively, following the Closing; and

(iv)	We will repay certain indebtedness of PWP, pay certain expenses, retain up to $10 million of cash on our balance sheet, and subject to the availability of transaction proceeds, we will first redeem certain limited partnership interests held by certain electing third party investor limited partners of PWP and second redeem certain electing non-working limited partners of Professionals (collectively with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

The Business Combination Agreement may be terminated at any time prior to the consummation of the Business Combination by mutual written consent of the parties and in certain other limited circumstances, including if the Business Combination has not been consummated by June 30, 2021. The Business Combination is expected to close in the first half of 2021.

Private Placement Subscription Agreements

On December 29, 2020, concurrently with the execution of the Business Combination Agreement, we also entered into subscription agreements (“Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”) pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 12,500,000 shares of our Class A common stock for an aggregate purchase price equal to $125,000,000 (the “PIPE Investment”), a portion of which is expected to be funded by one or more affiliates of our sponsor.

The Subscription Agreements for the PIPE Investors (other than the sponsor-related PIPE Investors, whose registration rights are governed by the Amended and Restated Registration Rights Agreement described below (the “Non-Sponsor PIPE Investors”), and other than the subscribing Perella executives) provide for certain registration rights. In particular, we are required to, as soon as practicable but no later than 30 calendar days following the closing date of the Business Combination file with the SEC (at our sole cost and expense) a registration statement registering the resale of such shares, and will use our commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 50th calendar day after the filing thereof (or the 90th calendar day after the closing of the Business Combination if the SEC notifies us that it will “review” such registration statement) and (ii) the fifth business day after the date we are notified in writing by the SEC that such registration statement will not be “reviewed” or will not be subject to further review. Such registration statement is required to be kept effective for at least three years after effectiveness or, if earlier, until either (i) the shares thereunder have been sold by the Non-Sponsor PIPE Investors or (ii) the shares may be sold without restriction under Rule 144 promulgated under the Securities Act.

The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Business Combination Agreement is terminated in accordance with its terms; (b) upon the mutual written agreement of the parties to such Subscription Agreement; (c) if any of the conditions to closing set forth in such Subscription Agreement are not satisfied on or prior to the closing and, as a result thereof, the closing of the transactions contemplated by the Subscription Agreement fails to occur; and (d) June 30, 2021 (as may be extended as described therein) if the closing of the Business Combination has not occurred on or before such date.

Tax Receivable Agreement

At the Closing, we will enter into a tax receivable agreement with PWP, Professionals and certain other partners party thereto (the “Tax Receivable Agreement,” and such partners, “Partners”). The Tax Receivable Agreement will generally provide for the payment by us to Partners of 85% of the cash tax savings realized (or deemed realized) in periods after the Closing as a result of certain pre-existing tax assets and attributes of PWP and its subsidiaries. We expect to retain the benefit of the remaining 15% of these cash tax savings.

Amended and Restated Registration Rights Agreement

At the Closing, we will enter into the Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”), with our sponsor, Professionals, and the third party investor limited partners of PWP (other than Professionals) (each such limited partner, an “ILP”) under the limited partnership agreement of PWP (collectively, with each other person who has executed and delivered a joinder thereto, the “RRA Parties”), pursuant to which the RRA Parties will be entitled to registration rights in respect of certain shares of our Class A common stock and certain other of our equity securities that are held by the RRA Parties from time to time.

The Amended and Restated Registration Rights Agreement provides that we will as soon as practicable but no later than 30 business days following the closing date of the Business Combination, file with the SEC a shelf registration statement pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”) registering the resale of certain shares of our Class A common stock and certain of our other equity securities held by the RRA Parties and will use our commercially reasonable efforts to have such shelf registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day following the actual filing date (or the 80th calendar day following the actual filing date if the SEC notifies us that it will “review” such registration statement) and (ii) the fifth business day after the date we are notified in writing by the SEC that such registration statement will not be “reviewed” or will not be subject to further review.

Each of our sponsor, Professionals, the ILPs and their respective transferees will be entitled to certain demand registration rights in connection with an underwritten shelf takedown offering, in each case subject to certain offering thresholds, applicable lock-up restrictions, issuer suspension periods and certain other conditions. Our sponsor and their permitted transferees are limited to three demand registrations and the ILPs and their permitted transferees are limited to one demand registration, in each case, for the term of the Amended and Restated Registration Rights Agreement. Professionals and its permitted transferees are limited to four demand registrations per twelve-month period. In addition, the RRA Parties have certain “piggy-back” registration rights, subject to customary underwriter cutbacks, issuer suspension periods and certain other conditions. The Amended and Restated Registration Rights Agreement includes customary indemnification provisions. We will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Amended and Restated Registration Rights Agreement, including the fees of one legal counsel to each of our sponsor, Professionals and the ILPs.

Stockholders Agreement

At the Closing, we and Professionals will enter into a stockholders agreement (the “Stockholders Agreement”), providing for certain approval and director nomination rights in favor of Professionals. The Stockholders Agreement provides that for so long as Professionals or its limited partners as of the date of Closing (or their permitted successors or assigns) continue to hold securities representing at least five percent of our outstanding Class A common stock on an as-exchanged basis (the “5% Condition”), our board of directors may not approve, absent the prior consent of Professionals, any amendment to our certificate of incorporation or bylaws, or the limited partnership agreement of PWP, that would materially and adversely affect in a disproportionate manner the rights of Professionals or its limited partners.

In addition, for so long as Professionals or its limited partners as of the date of Closing (or their permitted successors or assigns) continue to hold securities representing at least 10 percent of our outstanding Class A common stock on an as-exchanged basis (the “10% Condition”), our board of directors may not approve, absent the prior consent of Professionals, a number of ordinary course operating activities in respect of us, PWP and PWP’s subsidiaries, including, among other things: (i) any incurrence of indebtedness (other than inter-company indebtedness) in an amount in excess of $25 million; (ii) any issuance of equity or equity-related securities which would represent more than five percent of the total number of votes that may be cast in the election of directors of us (subject to certain customary exceptions); (iii) the authorization or issuance of any preferred stock; (iv) any equity or debt commitment to invest or investment or series of related equity or debt commitments to invest or investments in an amount greater than $25 million; (v) any entry into a new line of business that requires an initial investment in excess of $25 million; (vi) any disposition or divestment of any asset or business unit with a value in excess of $25 million; (vii) the adoption of a stockholder rights plan by us; (viii) any removal, change of duty or appointment of any officer of us that is, or would be, subject to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (ix) any amendment to our certificate of incorporation or bylaws; (x) any amendment to the limited partnership agreement of PWP; (xi) the renaming of our company; (xii) the adoption of our annual budget and business plans and any material amendments thereto; (xiii) the declaration and payment of any dividend or other distribution (subject to certain customary exceptions); (xiv) the entry into any merger, consolidation, recapitalization, liquidation or sale of all or substantially all of our assets (subject to certain customary exceptions) or entering into any agreement providing therefor; (xv) voluntarily initiating any liquidation, dissolution or winding up of us or PWP or permitting the commencement of a proceeding for bankruptcy, insolvency, receivership or similar action; (xvi) the entry into, termination of or material amendment of any Material Contract (as defined in the Business Combination Agreement); (xvii) the entry into of any transaction or agreement that would be required to be disclosed by us under Item 404 of Regulation S-K under the Exchange Act; (xviii) the initiation or settlement of any material litigation or similar proceeding; or (xix) changes to our taxable year or fiscal year.

The Stockholders Agreement further provides that the parties to the Stockholders Agreement will take all reasonable actions to provide that (a) for so long as the 5% Condition is satisfied, there will be not more than 15 members of our board of directors, and that Professionals will have the right to designate one-third of the nominees for election to such board, (b) for so long as the 10% Condition is satisfied, Professionals will have the right to designate a majority of the nominees for election to our board of directors, and (c) any nominee designated by Professionals will be removed from office upon notice from Professionals to that effect. We are also required to take all reasonable actions to provide that any committee of our board of directors include a proportionate number of individuals that were designated for nomination by Professionals (subject to compliance with requirements of applicable laws and national securities exchange regulations). The Stockholders Agreement will terminate once the 5% Condition is no longer satisfied.

Sponsor Share Surrender and Share Restriction Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, our sponsor entered into a Sponsor Share Surrender and Share Restriction Agreement (the “Sponsor Share Cancellation Agreement”) with us, PWP and the other parties to that certain letter agreement, dated as of September 24, 2020, by and among our sponsor, us and such other parties, pursuant to which our sponsor has agreed that, concurrent with and contingent upon the Closing, it will forfeit an aggregate of 1,023,333 shares of Class B common stock for no consideration and agrees that 610,000 shares of Class A common stock and 6,846,667 shares of Class B common stock held thereby be subject to transfer restrictions for six months following the Closing and that 80% of the shares of Class B common stock also be subject to vesting conditions based on certain closing share price thresholds of our common stock for 20 out of any 30 consecutive trading days.

Business Combination Structure

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses.

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

Business Strategy

We will seek to capitalize on the significant financial services, financial technology and banking experience and contacts of Daniel G. Cohen, our Chief Executive Officer, Betsy Z. Cohen, the Chairman of our Board of Directors, James J. McEntee, III, our President, and our board of directors to identify, evaluate, acquire and operate a financial technology business. If we elect to pursue an investment outside of the financial technology industry, our management’s expertise related to that industry may not be directly applicable to its evaluation or operation, and the information regarding that industry might not be relevant to an understanding of the business that we elect to acquire.

Several members of our management team, including our Chairman, served as executive officers and/or directors of FinTech Acquisition Corp., or FinTech I, a former blank check company which raised $100.0 million in its initial public offering in February 2015 and completed its initial business combination when it acquired FTS Holding Corporation in July 2016, which we refer to as the FinTech I Acquisition. Several members of our management team also served as executive officers and/or directors of FinTech Acquisition Corp. II, or FinTech II, a blank check company which raised $175.0 million in its initial public offering in January 2017 and completed its initial business combination when it acquired Intermex Holdings II in July 2018, which we refer to as the FinTech II Acquisition, in connection with which FinTech II changed its name to International Money Express, Inc. The common stock of International Money Express, Inc. is currently traded on the Nasdaq Capital Market under the symbol “IMXI.” Certain members of our management team served as executive officers and/or directors of FinTech Acquisition Corp. III, or FinTech III, a blank check company which raised $345.0 million in its initial public offering in November 2018 and completed its initial business combination with Paya, Inc. in October 2020, which we refer to as the FinTech III Acquisition. The common stock of Paya Holdings, Inc. is currently traded on the Nasdaq Capital Market under the symbol “PAYA.” Additionally, members of our board of directors and management team also currently serve as executive officers, directors and/or advisors of: FTAC Olympus Acquisition Corp. (NASDAQ: FTOC), or FTAC Olympus, a blank check company which raised $754.7 million in its initial public offering in August 2020; FinTech Acquisition Corp. V (NASDAQ: FTCV), or FinTech V, a blank check company which raised $250.0 million in its initial public offering in December 2020; FTAC Athena Acquisition Corp. (NASDAQ: FTAA), or FTAC Athena, a blank check company which raised $250.0 million in its initial public offering in February 2021; FTAC Hera Acquisition Corp. (NASDAQ: HERA), or FTAC Hera, a blank check company which raised $800 million in its initial public offering in March 2021; FTAC Parnassus Acquisition Corp., or FTAC Parnassus, a blank check company currently in registration with the SEC; FinTech Acquisition Corp. VI, or FinTech VI, a blank check company currently in registration with the SEC; INSU Acquisition Corp. IV, or INSU IV, a blank check company currently in registration with the SEC; and FTAC Zeus Acquisition Corp., or FTAC Zeus, a blank check company currently in registration with the SEC. We believe that potential sellers of target businesses will view the fact that members of our board of directors and management team have successfully closed multiple business combinations with vehicles similar to our company as a positive factor in considering whether or not to enter into a business combination with us. However, past performance is not a guarantee of success with respect to any business combination we may consummate.

Daniel G. Cohen, our Chief Executive Officer, Betsy Z. Cohen, our Chairman of the Board, and James J. McEntee, III, our President, have extensive experience in the financial services industry generally, and the financial technology industry in particular, as well as extensive experience in operating financial services companies in a public company environment.

Mr. Cohen, with over 22 years of experience in financial services and financial technology, is the Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, and serves as the President and Chief Executive of the European Business of Cohen and Company, Inc. (NYSE American: COHN), a financial services company with approximately $2.65 billion in assets under management as of September 30, 2020, and as President, a director and the Chief Investment Officer of Cohen and Company Inc.’s indirect majority owned subsidiary, Cohen & Company Financial Limited (formerly known as EuroDekania Management Limited), a Financial Conduct Authority regulated investment advisor and broker dealer focusing on the European capital markets (“CCFL”). Mr. Cohen previously served as Vice Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC. Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of Cohen and Company, Inc. from December 2009 to September 2013 and as the Chairman of the Board of Directors from October 2006 to September 2013. Mr. Cohen served as the executive Chairman of Cohen and Company, Inc. from October 2006 to December 2009. In addition, Mr. Cohen served as the Chairman of the Board of Managers of Cohen & Company, LLC from 2001 to September 2013, as the Chief Investment Officer of Cohen & Company, LLC from October 2008 to September 2013, and as Chief Executive Officer of Cohen & Company, LLC from December 2009 to September 2013. Mr. Cohen served as the Chairman and Chief Executive Officer of J.V.B. Financial Group, LLC (formerly C&Co/PrinceRidge Partners LLC), the Company’s indirect broker dealer subsidiary (“JVB”), from July 2012 to September 2013. Mr. Cohen is also a founder, the former Chief Executive Officer and the current Chairman of The Bancorp, Inc. (NASDAQ: TBBK), which we refer to as Bancorp, a financial holding company with over $6.3 billion of total assets as of December 31, 2020. Bancorp’s principal subsidiary is The Bancorp Bank, a state chartered bank that provides a wide range of commercial and retail banking products and services to both regional and national markets. Mr. Cohen currently serves as the Chief Executive Officer of FinTech V and FinTech VI, as Chief Executive Officer and President of FTAC Hera and as Chairman of the Board of INSU Acquisition Corp. III (NASDAQ: IIII), or INSU III, INSU IV, FTAC Parnassus and FTAC Zeus. Until October 2020, Mr. Cohen served as the Chief Executive Officer of FinTech III and as Chairman of the Board of Directors of Insurance Acquisition Corp., or INSU I. Until February 2021, Mr. Cohen served as Chairman of the Board of Directors of INSU Acquisition Corp. II, or INSU II. Mr. Cohen also served as Chief Executive Officer, President and a director of FinTech I until the FinTech I Acquisition, and as Chief Executive Officer and a director of FinTech II until the FinTech II Acquisition. He is also a past Chief Executive Officer of RAIT Financial Trust, which we refer to as RAIT, formerly a publicly traded real estate finance company focused on the commercial real estate industry, from December 2006 when it merged with Taberna Realty Finance Trust, to February 2009, and served as a trustee from the date RAIT acquired Taberna in February 2009 until his resignation from that position in February 2010. From 1998 to 2000, Mr. Cohen served as the Chief Operation Officer of Resource America, Inc., formerly a publicly traded asset management company with interests in energy, real estate and financial services. Mr. Cohen was also a past director of Jefferson Bank of Pennsylvania, a commercial bank and subsidiary of JeffBanks, Inc., a publicly traded bank holding company, which we refer to as JeffBanks, acquired by Hudson United Bancorp in 1999.

Ms. Cohen, with over 42 years of experience, was a founder of Bancorp and served as Bancorp’s Chief Executive Officer from September 2000 through December 2014. Ms. Cohen served as Chairman of the board of directors of FinTech III until the FinTech III Acquisition, as Chairman of the board of directors of FinTech II until the FinTech II Acquisition, and also served as the Chairman of the board of directors of FinTech I until the Fintech I Acquisition and, following the FinTech I Acquisition, served on the post-business combination board of directors until May 2017. She is currently the Chairman of the Board of FinTech V, FinTech VI, FTAC Olympus, FTAC Athena and FTAC Hera. Ms. Cohen is also a founder of RAIT and was its Chairman until December 2010 and its Chief Executive Officer until December 2006. She was also the founder and Chief Executive Officer of JeffBanks and its subsidiary banks from 1974 until the merger of JeffBanks into Hudson United Bancorp in 1999.

Mr. McEntee, with over 22 years of experience, is a director of Bancorp and The Bancorp Bank, was previously the Chief Executive Officer of Alesco Financial, an investment firm specializing in credit related fixed income investment, until it merged with Cohen & Company and was the Chief Operating Officer of Cohen & Company. Mr. McEntee served as President and Chief Financial Officer of FinTech III until the FinTech III Acquisition, Chief Financial Officer of FinTech II until the FinTech II Acquisition, and also served as Chief Financial Officer and Chief Operating Officer of FinTech I until the Fintech I Acquisition. He is currently President and Secretary of FinTech V and FinTech VI.

We have identified the following criteria that we intend to use in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

●	History of free cash flow generation. We have sought to acquire one or more businesses or assets that have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams.

●	Strong management team. We have sought to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We have focused on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their stockholders.

●	Opportunities for add-on acquisitions. We have sought to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Defensible business niche. We have sought to acquire on one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong profitability and free cash flow.

●	Diversified customer and supplier base. We have sought to acquire one or more businesses or assets that have a diversified customer and supplier base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Competitive Strengths

We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our directors and executive officers have significant experience in the financial services and financial technology industries. Daniel G. Cohen, with over 22 years’ experience in the financial services industry, is a founder of Bancorp, the Chairman and Chief Investment Officer of an investment bank and is an affiliate of a broker-dealer subsidiary of the investment bank. Betsy Z. Cohen has over 42 years’ experience in the financial services industry and is a founder of and, until her retirement in December 2014, served as chief executive officer of, The Bancorp, Inc., a financial holding company whose banking subsidiary, The Bancorp Bank, provides banking services principally through the internet. James J. McEntee, III, with over 22 years of experience in the financial services industry, is a director of The Bancorp, Inc. and The Bancorp Bank, was previously the Chief Executive Officer of an investment firm specializing in credit related fixed income investment, a managing director of COHN and the Vice-Chairman and Co-Chief Operating Officer of JVB Financial. Additionally, each of Mr. Cohen, Mrs. Cohen and Mr. McEntee served as an executive officer and/or director of FinTech I, FinTech II and FinTech III and currently serves as an executive officer and/or director of FinTech V and FinTech VI. We believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industry.

●	Established Deal Sourcing Network. As a result of their extensive experience in the financial services industry, our management team members have developed a broad array of contacts in the industry. We believe that these contacts will be important in generating acquisition opportunities for us.

●	Strong Financial Position and Flexibility. With a trust account initially in the amount of $230,000,000 and a public market for our common stock, we offer a target business a variety of options to facilitate a future business transaction and fund the growth and expansion of business operations. Because we are able to consummate an initial business transaction using our capital stock, debt, cash or a combination of the foregoing, we have the flexibility to design an acquisition structure to address the needs of the parties. We have not, however, taken any steps to secure third party financing and would only do so simultaneously with the consummation of our initial business transaction. Accordingly, our flexibility in structuring an initial business transaction may be constrained by our ability to arrange third-party financing, if required.

●	Status as a Public Company. We believe our structure makes us an attractive business transaction partner to prospective target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business transaction with us. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination.

If we pay for our initial business combination using stock or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

While we have not contacted any of the prospective target businesses that FinTech I, FinTech II or FinTech III had considered and rejected while searching for target businesses to acquire, we may do so in the future if we become aware that the valuations, operations, profits or prospects of such target business, or the benefits of any potential transaction with such target business, would be attractive. Accordingly, there is no current basis for stockholders to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Nasdaq rules require that our initial business combination be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be subject to that requirement.

We may seek to raise additional funds through a private offering of debt or equity securities to finance our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Acquisition Candidates

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. Such sources became aware that we were seeking a business combination candidate by a variety of means, including publicly available information relating to the initial public offering, public relations and marketing efforts or direct contact by management following the completion of the initial public offering.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than (i) repayment of loans made to us prior to the date of the initial public offering by our sponsor to cover offering-relating and organization expenses, (ii) repayment of loans that our sponsor, members of our management team or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate of a total of $20,000 per month for office space, utilities, and shared personnel services, (iv) at the closing of our initial business combination, a customary advisory fee to an affiliate of our sponsor, in an amount that constitutes a market standard advisory fee for comparable transactions and services provided, and (v) to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination. None of the initial holders, our officers, our directors or any entity with which they are affiliated will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or their affiliates. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with such persons in the pursuit of an initial business combination. If we seek to complete an initial business combination with such a company or we partner with such persons in our pursuit of an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm, and reasonably acceptable to the representatives, that such an initial business combination is fair to our stockholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain a financial fairness opinion from an independent investment banking firm. If we do not obtain such an opinion, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of our board of directors’ determination will be discussed and disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.

Selection of a target business and structuring of our initial business combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for stockholders to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we closely scrutinize the management of a prospective target business when evaluating a target business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve a business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or Nasdaq, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted purchases of our securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination, although as of the date of this Annual Report they have no commitments, plans or intentions to engage in such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Although they do not currently anticipate paying any premium purchase price for such public shares, there is no limit on the price they may pay. They may also enter into transactions to provide such holders with incentives to acquire shares or vote their shares in favor of an initial business combination. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.

As a consequence of any such purchases, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the continued listing of our securities on Nasdaq or another national securities exchange in connection with our initial business combination.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom they may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including any amounts representing deferred underwriting commissions and interest earned on the trust account not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.00 per public share (based on the trust account balance as of December 31, 2020). There will be no redemption rights upon the consummation of our initial business combination with respect to our warrants. The initial holders, our officers and directors have agreed to waive their redemption rights with respect to their founder shares and placement shares, as applicable, (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by September 29, 2022 and (iii) if we fail to consummate a business combination by September 29, 2022 or if we liquidate prior to September 29, 2022. The initial holders and our directors and officers have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by September 29, 2022. However, the initial holders and our directors and officers will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate by September 29, 2022.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to consummating our initial business combination that will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete our initial business combination.

If, however, stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our sponsor, officers and directors will count toward this quorum and have agreed to vote their founder shares, private placement shares and any public shares held by them in favor of our initial business combination. We expect that at the time of any stockholder vote relating to our initial business combination, our initial stockholders and their permitted transferees will own at least 26.9% of our outstanding shares of common stock entitled to vote thereon. These quorum and voting thresholds and agreements may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and, in any event, the terms of the proposed business combination may require our net tangible assets to be greater than $5,000,001. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. If the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly tendered for redemption plus the amount of any cash payments required pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not consummate the business combination or redeem any shares and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon consummation of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an more than aggregate of 15.0% of the shares sold in the initial public offering without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15.0% or more of the shares sold in the initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15.0% of the shares sold in the initial public offering, we believe we will limit the ability of a small number of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 15.0% of the shares sold in the initial public offering) for or against our business combination.

Tendering stock certificates in connection with redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve our initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivers its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial business combination is not consummated, we may continue to try to consummate a business combination with a different target until 24 months from the completion of the initial public offering.

Redemption of public shares and liquidation if no initial business combination

Our amended and restated certificate of incorporation provides that we will have only until September 29, 2022 to complete our initial business combination. If we are unable to consummate our initial business combination by September 29, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account not previously released to us to pay our franchise and income taxes and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within such completion window.

Our sponsor, officers and directors have waived their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination by September 29, 2022. However, if our sponsor, officers or directors acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by September 29, 2022.

Our sponsor, executive officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that (i) would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by September 29, 2022 or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,250,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than the $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (except our Independent Registered Public Accounting Firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. FinTech Investor Holdings IV, LLC has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accountants) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then FinTech Investor Holdings IV, LLC will not be responsible to the extent of any liability for such third party claims We have not independently verified whether FinTech Investor Holdings IV, LLC has sufficient funds to satisfy its indemnity obligations and believe that FinTech Investor Holdings IV, LLC’s only assets are securities of our company. We have not asked FinTech Investor Holdings  IV, LLC to reserve for such indemnification obligations. Therefore, we cannot assure you that FinTech Investor Holdings IV, LLC would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and FinTech Investor Holdings IV, LLC asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against FinTech Investor Holdings IV, LLC to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against FinTech Investor Holdings IV, LLC to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked FinTech Investor Holdings IV, LLC to reserve for such indemnification obligations and we cannot assure you that FinTech Investor Holdings IV, LLC would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that FinTech Investor Holdings IV, LLC will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. At December 31, 2020, we had access to up to $1,158,934 from the proceeds of the initial public offering held outside the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination by September 29, 2022 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by September 29, 2022 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we have not consummated our business combination by September 29, 2022, or earlier at the discretion of our board, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us to pay our franchise and income taxes and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following September 29, 2022 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, FinTech Investor Holdings IV, LLC may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, FinTech Investor Holdings IV, LLC will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our business combination by September 29, 2022, subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by September 29, 2022 or (b) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described in this annual report. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above.

Competition

In identifying, evaluating and selecting a target business for our business combination, we encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders who exercise their redemption rights will reduce the resources available to us for an initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 2929 Arch Street, Suite 1703, Philadelphia, PA 19104-2870. The cost for our use of this space is included in the $20,000 per month fee we pay to our sponsor or its affiliate for office space, utilities, and shared personnel services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some stockholders find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	RISK FACTORS

You should consider carefully all of the risks described below, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information contained in this report. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected. The risks described below do not include risk relating to our proposed Business Combination with PWP. For a description of such risks, please see our preliminary proxy statement on Schedule 14A filed with the Securities and Exchange Commission on February 5, 2021.

Risks Relating to our Search for, Consummation of, or Inability to Consummate,
a Business Combination and Post-Business Combination Risks

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the public shares do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our sponsor, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor, officers and directors have agreed to vote their founder shares and any placement shares, as well as any public shares purchased during or after the initial public offering, in favor of our initial business combination. Our initial stockholders own shares representing 26.9% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor, officers and directors agreed to vote their founder shares, placement shares and public shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may consummate a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination will be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large amount of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the representatives will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we consummate a business combination by September 29, 2022 may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate a business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate our initial business combination by September 29, 2022. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to September 29, 2022. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

If the net proceeds of the initial public offering and the sale of the placement units not being held in the trust account are insufficient to allow us to operate until at least September 29, 2022, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until at least September 29, 2022, assuming that our initial business combination is not completed by that date. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until at least September 29, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds from the initial public offering and the sale of the placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of the initial public offering and the sale of the placement units, $1,158,934 was available to us as of December 31, 2020 outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may receive only $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In late 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to consummate our initial business combination by September 29, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by September 29, 2022. We may not be able to find a suitable target business and complete our initial business combination by that date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination by September 29, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” f our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in the open market or in privately negotiated transactions either prior to or following the consummation of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on Nasdaq.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. Please see “Business — Tendering stock certificates in connection with redemption rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described in this report, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by September 29, 2022 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by September 29, 2022, subject to applicable law and as further described herein. In addition, if we are unable to consummate an initial business combination by September 29, 2022, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond September 29, 2022 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering and the sale of the placement units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5.0 million upon the completion of the initial public offering and the sale of the placement units and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete a business combination than would companies subject to Rule 419. Moreover, if the initial public offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share (based on the trust account balance as of December 31, 2020) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

Subsequent to the consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. WithumSmith+Brown, PC, our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the required time frame, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account due to claims of such creditors. FinTech Investor Holdings IV, LLC has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent registered public accountants) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then FinTech Investor Holdings IV, LLC will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether FinTech Investor Holdings IV, LLC has sufficient funds to satisfy its indemnity obligations and believe that FinTech Investor Holdings IV, LLC’s only assets are securities of our company. We have not asked FinTech Investor Holdings IV, LLC to reserve for such indemnification obligations. Therefore, we cannot assure you that FinTech Investor Holdings IV, LLC would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of FinTech Investor Holdings IV, LLC, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and FinTech Investor Holdings IV, LLC asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against FinTech Investor Holdings IV, LLC to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against FinTech Investor Holdings IV, LLC to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by September 29, 2022 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following September 29, 2022 in the event we do not consummate our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by September 29, 2022 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we are not limited to a particular industry sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we expect to focus our search for a target business in the financial technology industry, we may seek to consummate a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to consummate our business combination with another blank check company or similar company with nominal operations. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or Nasdaq rules, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to obtain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share (based on the trust account balance as of December 31, 2020), or less in certain circumstances, on the liquidation of the trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and consummate our initial business combination by September 29, 2022.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to consummate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal controls over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal controls over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to consummate a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to complete our initial business combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrant holders may not support.

In order to complete a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreement. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or other governing instruments or change our industry focus in order to complete our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the consummation of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or in our initial business combination. Our initial stockholders, who collectively beneficially own 26.9% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by September 29, 2022, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the initial public offering and the sale of the placement units will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share plus any pro rata interest earned on the funds held in the trust account (and not previously released to us to pay our taxes) on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own approximately 26.9% of our outstanding common stock, including placement shares. In addition, the founder shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 26.9% of our issued and outstanding shares of common stock, including placement shares. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by certain of our initial stockholders, is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share (based on the trust account balance as of December 31, 2020) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to consummate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all. Furthermore, the relative lack of information about a private company may hinder our ability to properly assess the value of such a company which could result in our overpaying for that company.

If we effect our initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

If we consummate our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we consummate our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness, even if we make all principal and interest payments when due, if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from the initial public offering and the sale of the placement units, $230,000,000 is available to complete our business combination and pay related fees and expenses (which includes up to $9,800,000 for the payment of deferred underwriting commissions).

We may complete our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to complete a business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

Risks Relating to our Sponsor and Management Team

Our ability to successfully complete our initial business combination and to be successful thereafter will be totally dependent upon the efforts of members of our management team, some of whom may join us following our initial business combination. The loss of such people could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully complete our business combination is dependent upon the efforts of members of our management team. The role of members of our management team in the target business, however, cannot presently be ascertained. Although some members of our management team may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular initial business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Members of our management team may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any members of our management team will remain with us after the consummation of our initial business combination. We cannot assure you that any members of our management team will remain in senior management or advisory positions with us. The determination as to whether any members of our management team will remain with us will be made at the time of our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will engage in the business of identifying and combining with one or more businesses. Our sponsor and our officers and directors are and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation contains a waiver of the corporate opportunity doctrine, which provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives, who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our amended and restated certificate of incorporation provides us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates.

However, the personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. The different timelines of competing business combinations could cause our directors and officers to prioritize a different business combination over finding a suitable acquisition target for our business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest, which could negatively impact the timing for a business combination.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing stockholders, which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting Our Initial Business Combination — Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing stockholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction, conflicts could invariably arise from the interest of the initial stockholders or their affiliates in maximizing their returns, which may be at odds with the strategy of the post-business combination company or not in the best interests of the public stockholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of your investment, whether before or after our initial business combination.

Since our sponsor, officers, and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our sponsor currently own 7,870,000 founder shares, which will be worthless if we do not consummate our initial business combination. In addition, our sponsor has also purchased 610,000 placement units for an aggregate purchase price of $6.1 million that will also be worthless if we do not consummate our initial business combination. Holders of founder shares and private placement shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares or private placement shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Risks Relating to our Securities

 If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share (based on the trust account balance as of December 31, 2020) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are currently listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the Over-The-Counter Bulletin Board or the “pink sheets.” If this were to occur, there could be material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15.0% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15.0% of the shares sold in the initial public offering, which we refer to as the “Excess Shares”. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to consummate a business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our business combination. As a result, you would continue to hold that number of shares exceeding 15.0% and, in order to dispose of such shares, would be required to sell those shares in open market transactions, potentially at a loss.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we will use our best efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the initial public offering, our initial stockholders and their permitted transferees can demand that we register their founder shares, after those shares convert to our Class A common stock at the time of our initial business combination, and placement shares. In addition, holders of our placement warrants and their permitted transferees can demand that we register the placement warrants and the Class A common stock issuable upon exercise of the placement warrants, and holders of warrants included in the units that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders, holders of our placement warrant or holders of our working capital loans or their respective permitted transferees are registered.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are currently 76,390,000 and 2,130,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. There are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of Class A common stock or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the applicable anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in the initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

The exercise price for the public warrants is higher than some similar blank check company in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than some similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

Certain agreements related to the initial public offering may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to the initial public offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our initial stockholders, officers and directors, the registration rights agreement among us and our initial stockholders may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. For example, the underwriting agreement contains (i) a representation that we will not consummate any public or private equity or debt financing prior to the consummation of a business combination, unless all investors in such financing expressly waive, in writing, any rights in or claims against the trust account and (ii) a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) so long as we obtain and maintain a listing for our securities on Nasdaq. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any placement warrants held by our sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to consummate our business combination.

We issued warrants to purchase 7,666,666 shares of our Class A common stock as part of the units sold in the initial public offering and, simultaneously with the closing of the initial public offering, we issued to our sponsor in a private placement 610,000 units consisting of one placement share and one-third of one placement warrant, with each whole warrant exercisable to purchase one share of Class A common stock at $11.50 per share. Our initial stockholders currently own 7,870,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. In addition, if our sponsor makes any working capital loans, such loans may be converted into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the placement units.

To the extent we issue shares of Class A common stock to consummate our business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to consummate our business combination or increase the cost of acquiring the target business.

The placement warrants are identical to the warrants sold as part of the units in the initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other blank check companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

If (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by us and in the case of any such issuance to our sponsors or their affiliates, without taking into account any founder shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (z) the volume-weighted average trading price of our shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we complete our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

 Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

General Risk Factors

We are a company with no operating history and no revenues and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company with no operating results, and we will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC reporting and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our ability to provide financial technology products and services to customers may be reduced or eliminated by regulatory changes.

We expect that the customer base for our products or services will be principally banks and other financial institutions such as insurance companies and securities firms, all of which are subject to extensive regulation. Any product or service we supply to these firms likely will be affected by and designed to comply with the customer’s regulatory environment. If the regulatory environment affecting a particular product or service changes, the product or service could become obsolete or unmarketable, or require extensive and expensive modification. As a result, regulatory changes may impair our revenues and our profitability. If we only provide a single product or service a change in the applicable regulatory environment could cause a significant business interruption and loss of revenue until appropriate modifications are made. Moreover, if the regulatory change eliminates the need for the product or service, or if the expense of making necessary modifications exceeds our resources or available financing, we may be unable to continue in business.

Past performance by our management team may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with our management team and its affiliates is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

We may be subject to claims from both the firms to whom we provide our products and services and the clients they serve.

If the products or services we provide relate to the facilitation of financial transactions, such as funds or securities settlement systems, and a failure or compromise of our product or service results in loss to a customer or its clients, we may be liable for such loss. The amount of the loss could be significantly greater that the revenues we derived from providing the product or service.

If we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline.

We expect that the markets for the products and services of any target business we acquire will likely be characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products and services embodying new technologies and the emergence of new industry standards can render existing products and services obsolete and unmarketable in short periods of time. We expect new products and services, and enhancements to existing products and services, will be developed and introduced by others, which will compete with the products and services that we offer. Our success will depend upon our ability to enhance current products and services and to develop and introduce new products and services that keep pace with technological developments and emerging industry standards. If we are unable to develop and introduce new products and services or enhancements in a timely manner, or if a release of a new product or service does not achieve market acceptance, our revenues and future prospects may decline.

A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business.

Depending upon the type of financial technology business we acquire, in the course of providing services to our customers we may collect, process and retain sensitive and confidential information on our customers and their clients. A failure of our systems due to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other causes could result in the misappropriation, loss or other unauthorized disclosure of confidential customer information. Any such failure could result in damage to our reputation with our customers, expose us to the risk of litigation and liability, disrupt our operations, and impair our ability to operate profitably.

Difficulties with any products or services we provide could damage our reputation and business.

We expect that market acceptance of our products and services will depend upon the reliable operation and security of our systems and their connection to the systems of our customers. Any operational or connectivity failures, system outages or security breaches would likely result in revenue loss to us until corrected and could result in client dissatisfaction, causing them to terminate or reduce their business dealings with us. It may also damage our business reputation, making it more difficult for us to obtain new customers and maintain or expand our business.

We may not be able to protect our intellectual property and we may be subject to infringement claims.

We expect to rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect any proprietary technology of a target business. Although we intend to protect vigorously any intellectual property we acquire, third parties may infringe or misappropriate our intellectual property or may develop competitive technology. Our competitors may independently develop similar technology, duplicate our products or services or design around our intellectual property rights. We may have to litigate to enforce and protect our intellectual property rights, trade secrets and know-how or to determine their scope, validity or enforceability, which is expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete.

We also may be subject to claims by third parties for infringement of another party’s proprietary rights, or for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s intellectual property, obtain a license for that technology or license alternative technology from another party. None of these alternatives may be available to us at a price which would allow us to operate profitably. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of management and employees. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

We do not own any real estate or other physical properties. We currently maintain our executive offices at 2929 Arch Street, Suite 1703, Philadelphia, Pennsylvania 19104. The cost for our use of this space is included in the $20,000 per month fee we pay to our sponsor or its affiliate for office space, utilities, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3.	LEGAL PROCEEDINGS.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units commenced public trading on September 25, 2020, and our Class A common stock and warrants commenced separate trading on November 13, 2020. Our Class A common stock, warrants and units are each listed on the NASDAQ Capital Market under the symbols FTIV, FTIVW and FTIVU, respectively.

Holders

On March 7, 2021, the numbers of record holders of the Company’s Class A common stock, units and warrants were 1, 2 and 1, respectively, not including beneficial holders whose securities are held in street name.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination, and will be at the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On September 29, 2020, we sold 610,000 placement units in the private placement for an aggregate purchase price of $6,100,000, or $10.00 per unit, to FinTech Investor Holdings IV, LLC, pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each placement unit consists of one share of Class A common stock and one third of a placement warrant. The placement warrants are identical to the warrants included in the units issued in the initial public offering, except that, if held by the sponsor or its permitted transferees, (a) they are not redeemable by the Company, (b) they (including the underlying Class A common stock) may not be transferred, assigned or sold until 30 days after the consummation of the Company’s initial business combination, subject to certain limited exceptions, and (c) they may be exercised on a cashless basis.

Use of Proceeds

On September 29, 2020, we sold 23,000,000 units in our initial public offering at a price of $10.00 per unit, generating gross proceeds of $230,000,000. Each unit consists of one share of our Class A common stock and one third of one warrant, where each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment.

Cantor Fitzgerald and Wells Fargo Securities, LLC (as representatives of the underwriters) served as the underwriters for the initial public offering. The units sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248664), which was declared effective by the SEC on September 24, 2020.

We incurred a total of $14,255,791 in transaction costs related to the initial public offering. We paid a total of $4,000,000 in underwriting discounts and commissions and approximately $455,791 in other costs and expenses related to the initial public offering. In addition, the underwriters agreed to defer $9,800,000 in underwriting discounts and commissions (which is currently held in the trust account), which will be payable only upon consummation of an initial business combination.

After deducting the underwriting discounts and commissions (excluding the deferred portion of up to $9,800,000 in underwriting discounts and commissions, which will be payable only upon consummation of an initial business combination) and the total offering expenses, the total net proceeds from our initial public offering and the Private Placement were $231,634,508 of which $230,000,000 (or approximately $10.00 per unit sold in the initial public offering) was placed in the trust account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated on November 20, 2018 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. We intend to complete our business combination using cash from the proceeds of the initial public offering and the sale of the placement units that occurred simultaneously with the completion of the initial public offering, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

On December 29, 2020, we entered into a Business Combination Agreement (the “Business Combination Agreement”), dated as of December 29, 2020, by and among the Company, FinTech Investor Holdings IV, LLC, a Delaware limited liability company, Fintech Masala Advisors, LLC, a Delaware limited liability company (together with FinTech Investor Holdings IV, LLC, the “Sponsor”), PWP, PWP GP LLC, a Delaware limited liability company and the general partner of PWP (“PWP GP”), PWP Professional Partners LP, a Delaware limited partnership and a limited partner of PWP (“Professionals”), and Perella Weinberg Partners LLC, a Delaware limited liability company and the general partner of Professionals (“Professionals GP”) pursuant to which, among other things, the Company will acquire interests in PWP, which will become jointly-owned by the Company, Professionals, and certain existing partners of PWP and following the Closing will serve as the Company’s operating partnership as part of an umbrella limited partnership C-corporation (Up-C) structure.

Pursuant to the Business Combination Agreement, subject to certain conditions set forth therein, in connection with the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”):

(i)	the Company will acquire newly-issued common units of PWP in exchange for cash in an amount equal to the outstanding excess cash balances of the Company (including the proceeds from the PIPE Investment (as defined below)) as of Closing net of redemptions elected by the Company’s public stockholders pursuant to their redemption rights described below (such aggregate outstanding cash balances, “Company Cash”), with the number of such interests to be issued to be calculated based on the formula set forth on Schedule C to the Business Combination Agreement;

(ii)	Professionals will contribute the equity interests of PWP GP, the general partner of PWP, to the Company;

(iii)	the Company will issue (A) to Professionals, new shares of Class B-1 common stock, which will have 10 votes per share (for so long as Professionals or its limited partners as of the Closing maintain ownership of at least 10% of the issued and outstanding Class A common units of PWP, otherwise such Class B-1 common stock shall have one vote per share) and (B) to investor limited partners of PWP, new shares of Class B-2 common stock, which will have one vote per share, with the number of shares of such common stock to be issued to equal the number of common units of PWP that will be held by Professionals and such investor limited partners, respectively, following the Closing; and

(iv)	the Company will repay certain indebtedness of PWP, pay certain expenses, retain up to $10 million of cash on its balance sheet, and subject to the availability of transaction proceeds, the Company will first redeem certain limited partnership interests held by certain electing third party investor limited partners of PWP and second redeem certain electing non-working limited partners of Professionals (collectively with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

The Closing is subject to the satisfaction of customary conditions as set forth in the Business Combination Agreement.

On December 29, 2020, concurrently with the execution of the Business Combination Agreement, we also entered into subscription agreements (“Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”) pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 12,500,000 shares of the Company’s Class A common stock for an aggregate purchase price equal to $125,000,000 (the “PIPE Investment”), a portion of which is expected to be funded by one or more affiliates of Sponsor. The PIPE Investment will be consummated substantially concurrently with the closing of the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2020 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination, activities in connection with the proposed acquisition of PWP. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had a net loss of $1,019,277, which consists of formation and operating costs of $1,025,138, offset by interest income on marketable securities held in the Trust Account of $5,861.

For the year ended December 31, 2019, we had a net loss of $1,319, which consists of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of shares of Class B common stock by our Sponsor and loans from our Sponsor.

On September 29, 2020, we consummated our Initial Public Offering of 23,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 610,000 Placement Units to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $6,100,000.

Following our Initial Public Offering and the sale of the Placement Units, a total of $230,000,000 was placed in the Trust Account. We incurred $14,255,791 in transaction costs, including $4,000,000 of underwriting fees, $9,800,000 of deferred underwriting fees and $455,791 of other costs.

For the year ended December 31, 2020, cash used in operating activities was $508,429. Net loss of $1,019,277 was affected by interest earned on marketable securities held in the Trust Account of $5,861 and changes in operating assets and liabilities, which provided $516,709 of cash from operating activities.

For the year ended December 31, 2019, cash used in operating activities was $977. Net loss of $1,319 was affected by expense paid by the Sponsor and changes in operating assets and liabilities, which provided $342 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities of $230,005,861 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended September 30, 2020, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $1,158,934 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor or an affiliate of the sponsor a monthly fee of $20,000 for office space, utilities, and shared personnel support services. We began incurring these fees on September 25, 2020 and will continue to incur these fees monthly until the earlier of the completion of the business combination or the Company’s liquidation.

Pursuant to a registration rights agreement entered into on September 24, 2020, the holders of the founder shares, placement units (including securities contained therein) and the units that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the placement warrants or the warrants included in the units issued upon conversion of the Working Capital Loans) will be entitled to registration rights requiring us to register such securities for resale (in the case of the founder shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Cantor Fitzgerald & Co. and Wells Fargo Securities, LLC, as representatives of the several underwriters, are entitled to a deferred fee of $9,800,000. The deferred fee will become payable to the representatives from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of the initial public offering, the net proceeds of the initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Betsy Z. Cohen*	79	Chairman of the Board
Daniel G. Cohen*	51	Chief Executive Officer
James J. McEntee, III	63	President
Douglas Listman	50	Chief Financial Officer
Brittain Ezzes	44	Director
Madelyn Antoncic	67	Director
Laura S. Kohn	52	Director
Jan Rock Zubrow	63	Director

* Mr. Cohen is the son of Mrs. Cohen.

Betsy Z. Cohen has served as Chairman of our board of directors since May 2019. Since June 2019, she has served as Chairman of the board of directors of FinTech V, since June 2020, she has served as Chairman of the board of directors of FTAC Olympus, since November 2020, she has served as Chairman of the board of directors of FTAC Athena and FinTech VI, since January 2021, she has served as Chairman of the board of directors of FTAC Hera, and since February 2021 she has served as a director of Metromile, Inc. Ms. Cohen served as Chairman of FinTech III’s board of directors from March 2017 until October 2020, and as Chairman of FinTech II’s board of directors from August 2016 until July 2018. She served as a director of FinTech I and its successor, Card Connect Corp., a provider of payment processing solutions to merchants, from November 2013 until May 2017, and previously served as Chairman of the board of directors of FinTech I from July 2014 through July 2016 and as FinTech I’s Chief Executive Officer from July 2014 through August 2014. She served as Chief Executive Officer of Bancorp and its wholly-owned subsidiary, Bancorp Bank, from September 2000 and Chairman of Bancorp Bank from November 2003, and resigned from these positions upon her retirement in December 2014. She served as the Chairman of the Board of Trustees and as a trustee of RAIT Financial Trust, a real estate investment trust, from its founding in August 1997, through her resignation as of December 31, 2010 and served as RAIT’s Chief Executive Officer from 1997 to 2006. Ms. Cohen served as a director of Hudson United Bancorp (a bank holding company), the successor to JeffBanks, Inc., from December 1999 until July 2000 and as the Chairman of the Jefferson Bank Division of Hudson United Bank (Hudson United Bancorp’s banking subsidiary) from December 1999 through March 2000. Before the merger of JeffBanks, Inc. with Hudson United Bancorp in December 1999, Ms. Cohen was Chairman and Chief Executive Officer of JeffBanks, Inc. from its inception in 1981 and also served as Chairman and Chief Executive Officer of each of its subsidiaries, Jefferson Bank, which she founded in 1974, and Jefferson Bank New Jersey, which she founded in 1987. From 1985 until 1993, Ms. Cohen was a director of First Union Corp. of Virginia (a bank holding company) and its predecessor, Dominion Bancshares, Inc. In 1969, Ms. Cohen co-founded a commercial law firm and served as a senior partner until 1984. Ms. Cohen also served as a director of Aetna, Inc. (NYSE: AET), an insurance company, from 1994 until May 2018. Our board has determined that Ms. Cohen’s extensive experience in the financial services industry generally, and the financial technology industry in particular, as well as extensive experience in operating financial services companies in a public company environment, qualifies her to serve as a member of our board of directors.

Daniel G. Cohen has served as our Chief Executive Officer since May 2019, as the Chief Executive Officer of FinTech V since October 2020, as the Chief Executive Officer of FinTech VI since November 2020 and as the Chief Executive Officer and President of FTAC Hera since January 2021. Mr. Cohen has served as the Chairman of the Board of INSU III since October 2020, as the Chairman of the Board of INSU IV since November 2020, as the Chairman of the Board of FTAC Parnassus since December 2020 and as Chairman of the Board of FTAC Zeus since December 2020. Previously, he served as the Chairman of the Board of INSU I from December 2018 to October 2020 and Chairman of the Board of INSU II from January 2019 to February 2021. Since February 2018, Mr. Cohen has served as the Chairman of the board of directors and of the board of managers of Cohen & Company, LLC, and has, since September 2013, served as the President and Chief Executive of the European Business of Cohen & Company Inc. (NYSE American: COHN), a financial services company with approximately $2.65 billion in assets under management as of September 30, 2020, and as President, a director and the Chief Investment Officer of Cohen & Company Inc.’s indirect majority owned subsidiary, Cohen & Company Financial Limited (formerly known as EuroDekania Management Limited), a Financial Conduct Authority regulated investment advisor and broker dealer focusing on the European capital markets (“CCFL”). Mr. Cohen served as Vice Chairman of the board of directors and of the board of managers of Cohen & Company, LLC from September 2013 to February 2018. Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of Cohen & Company Inc. from December 2009 to September 2013 and as the Chairman of the board of directors from October 2006 to September 2013. Mr. Cohen served as the executive Chairman of Cohen & Company Inc. from October 2006 to December 2009. In addition, Mr. Cohen served as the Chairman of the board of managers of Cohen & Company, LLC from 2001 to September 2013, as the Chief Investment Officer of Cohen & Company, LLC from October 2008 to September 2013, and as Chief Executive Officer of Cohen & Company, LLC from December 2009 to September 2013. Mr. Cohen served as the Chairman and Chief Executive Officer of J.V.B. Financial Group, LLC (formerly C&Co/PrinceRidge Partners LLC), Cohen & Company Inc.’s indirect broker dealer subsidiary (“JVB”), from July 2012 to September 2013. He has been the Chairman of The Bancorp Inc. (“Bancorp”) (NASDAQ: TBBK) and Chairman of the Executive Committee of Bancorp’s board of directors since its inception in 1999. Mr. Cohen is Vice-Chairman of Bancorp Bank’s board of directors and Chairman of its Executive Committee. He had previously been Chairman of Bancorp Bank’s board of directors from September 2000 to November 2003 and, from July 2000 to September 2000, had been Bancorp Bank’s Chief Executive Officer. Mr. Cohen previously served as a director and Chief Executive Officer of FinTech II from May 2015 until July 2018 and as Chief Executive Officer of FinTech III from March 2017 to October 2020. He previously served as a director of FinTech I from November 2013 until July 2016, as FinTech I’s President and Chief Executive Officer from August 2014 until July 2016, and as FinTech I’s Executive Vice President from July 2014 through August 2014. He also previously served as Chief Executive Officer of RAIT Financial Trust (“RAIT”) from December 2006, when it merged with Taberna Realty Finance Trust (“Taberna”), to February 2009, and served as a trustee from the date RAIT acquired Taberna until his resignation from that position in February 2010. Mr. Cohen was Chairman of the board of trustees of Taberna from its inception in March 2005 until its December 2006 acquisition by RAIT, and its Chief Executive Officer from March 2005 to December 2006. Mr. Cohen served as a director of Star Asia, a joint venture investing in Asian commercial real estate, from February 2007 to February 2014 and as a director of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations, from April 2007 to June 2011. Mr. Cohen is a member of the Academy of the University of Pennsylvania, a member of the Visiting Committees for the Humanities and a member of the Paris Center of the University of Chicago. Mr. Cohen is also a Trustee of the List College Board of the Jewish Theological Seminary, a member of the board of the Columbia Global Center in Paris, a Trustee of the Paideia Institute and a Trustee of the Arete Foundation.

James J. McEntee, III has served as our President since May 2019, as the President of FinTech V since June 2019 and as the President of FinTech VI since November 2020. Previously Mr. McEntee served as our Chief Financial Officer from May 2019 to August 2020. He also served as the President and Chief Financial Officer of FinTech III from March 2017 until October 2020, and as President and Chief Financial Officer of FinTech II from May 2015 until July 2018. He served as FinTech I’s Chief Financial Officer and Chief Operating Officer from August 2014 to July 2016. He has served as the Managing Principal of StBWell, LLC, an owner and operator of real estate, since June 2010. Mr. McEntee has been a director of both Bancorp and its wholly-owned subsidiary Bancorp Bank since September 2000 and was a director of T-Rex Group, Inc., a provider of risk analytics software for investors in renewable energy, from November 2014 to January 2018. Mr. McEntee was the Chief Executive Officer of Alesco Financial, Inc. from the date of its incorporation in 2006 until its merger with Cohen & Company in December 2009 and was the Chief Operating Officer of Cohen & Company from March 2003 until December 2009, and was a managing director of COHN and was the Vice-Chairman and Co-Chief Operating Officer of JVB Financial through October 2013. Mr. McEntee was a principal in Harron Capital, L.P., a media and communications venture capital fund, from 1999 to September 2002. From 1990 through 1999, Mr. McEntee was a stockholder at Lamb McErlane, PC, and from 2000 until 2004 was of counsel to Lamb McErlane. Mr. McEntee was previously a director of Pegasus Communications Corporation, a publicly held provider of communications and other services, and of several other private companies. Mr. McEntee has served since 2008 as a director of The Chester Fund, a nonprofit organization, and served as its Chairman from July 2012 to January 2018.

Douglas Listman has been our Chief Financial Officer since August 2020, the Chief Financial Officer of FinTech V since October 2020, the Chief Financial Officer of FinTech VI since November 2020, the Chief Financial Officer of FTAC Olympus since August 2020, the Chief Financial Officer of FTAC Athena since December 2020, and the Chief Financial Officer of FTAC Hera since January 2021. He has served as the Chief Accounting Officer of Cohen & Company Inc. since December 2009 and Chief Accounting Officer of Cohen & Company, LLC since 2006. From 2004 to 2006, Mr. Listman served as an associate for Resources Global Professionals (a worldwide accounting services consulting firm). From 1992 to 2003, Mr. Listman served in various accounting and finance positions including: senior accountant with KPMG; Assistant Corporate Controller of Integrated Health Services (a publicly traded provider of skilled nursing services; NYSE: IHS); Controller of Integrated Living Communities (a publicly traded provider of assisted living services; NASDAQ: ILCC); Chief Financial Officer of Senior Lifestyles Corporation (a private owned provider of assisted living services); and Chief Financial Officer of Monarch Properties (a privately owned health care facility real estate investment company). Mr. Listman is a Certified Public Accountant and graduated from the University of Delaware with a B.S. in accounting.

Independent Directors

Brittain Ezzes has served as a director since May 2019, as a director of FinTech V since December 2020 and as a director of FTAC Hera since March 2021. She previously served as a director of FinTech III from November 2018 until October 2020. Since April 2020, Ms. Ezzes has served as Executive Vice President and Portfolio Manager for Small Cap Value and Mid Cap Value funds at Mutual of America. Previously, Ms. Ezzes served as a Portfolio Manager and Senior Research Analyst at Cramer Rosenthal McGlynn, an equity investment company, where she was responsible for investing portfolios and recommending stocks for a variety of industries. She served as the Co-Portfolio Manager of the CRM Small/Mid Cap Value Strategy from 2014 to April 2020 and as Co-Portfolio Manager of the CRM Mid Cap Value Strategy from 2016 to April 2020. Ms. Ezzes joined Cramer Rosenthal McGlynn in 2010 as an investment analyst. Ms. Ezzes began her career in public equities in 2003 and previously worked at MissionPoint Capital and Iridian Asset Management. From 1999 until 2003 she worked in private equity at SG Capital Partners where she was a member of the investment team focused on leveraged buyouts, leveraged recapitalizations and growth equity investments. She started her career in 1998 as a Business Analyst with Price Waterhouse, LLP. Ms. Ezzes holds a B.A. in International Relations and Russian Studies from Brown University. Our board has determined that Ms. Ezzes’ extensive experience in the financial services industry qualifies her to serve as a member of our board of directors.

Madelyn Antoncic, Ph.D. has served as a director since May 2019. She previously served as a director of FinTech III from November 2018 to October 2020. Since December 2019, Dr. Antoncic has served as CEO of Global Algorithmic Institute (Global-AI.org), an “A.I. For Good” non-profit Think Tank within Global A.I. Corp (GAI), a Big Data A.I. start-up where she is Managing Partner, providing quantitative research and data on Environmental, Social and Governance (ESG) and the UN Sustainable Development Goals (SDGs) issues. She is also Consultant and Senior Advisor to the United Nations Conference on Trade and Development (UNCTAD) on Corporate Reporting for the SDGs. From February 2019 until November 2019, Dr. Antoncic served as the Chief Executive Officer of the Sustainability Accounting Standards Board (SASB) Foundation, a not-for-profit sustainability standards setter. From October 2015 to October 2017, Dr. Antoncic served as Executive Director and a member of the Operating Committee of Principal Global Investors, a global asset management company. Before that, from July 2011 to July 2015, Dr. Antoncic served as Vice President and Treasurer of the World Bank (WB), where, in addition to her financial responsibilities, she oversaw several technical assistance and capacity building programs working with the World Bank’s 189-member countries. She is known for her leadership in financial innovation and implementation of national climate-related catastrophic risk mitigation structures to help countries mitigate and transfer climate-related catastrophic risk to the markets, providing financial protection and resilience to countries. She is also known for implementing a new World Bank Capital-at-Risk Note program and facility for hedging catastrophic and other non-market risks; as well as for the WB’s sustainable development related Green bond issuance program. Dr. Antoncic began her career in 1983 as an Economist at the Federal Reserve Bank of New York, followed by 12 years at Goldman Sachs, holding several leadership roles including more than seven years trading structured mortgage products, two years as a Director at Barclays Capital, and ten years at Lehman Brothers. Dr. Antoncic is on the Board of Overseers of Weill Cornell Medicine and the Graduate School of Medical Sciences of Cornell University; and the Board of Directors of S&P Global Ratings. She is a former member of the Board of One-to-World supporting Fulbright students and scholars; The World Bank Group Pension Finance Committee, Vice-Chairman; the Public Sector Issuers Forum, Co-chair; Barclay’s Capital Board and member of the Executive Committee of the Board; and the Board of Directors of the Girl Scout Council of Greater New York. She is a recipient of numerous awards and is a frequent speaker on sustainability, including speaking at the UN General Assembly SDG Business Forum Plenary and at UNCTAD-ISARs. She has published on climate-induced catastrophic risk, ESGs, SDGs, and other risk topics, and is a Member of the Editorial Board of the peer-reviewed Journal of Risk Management in Financial Institutions. She holds a Ph.D. in economics with a minor in finance from NYU Stern School, was an Alfred P. Sloan Foundation Doctoral Fellow and has taught economics and finance at Stern’s Graduate and Undergraduate Schools. With leadership and management roles for more than 30 years in large, complex, global financial institutions in both the private and public sector, and as a recognized industry leader and expert on sustainability and systemic risk, our board believes that Dr. Antoncic is well qualified to serve as a director.

Laura S. Kohn has served as a director since September 2020, as a director of FinTech V since December 2020. Ms. Kohn is an independent investor and entrepreneur focused primarily on real estate investments. Previously, Ms. Kohn was Vice President and Head of Institutional Strategy at Charles Schwab from 2009 to 2012 and Senior Vice President of Strategic Initiatives at Wells Fargo from 2007 to 2009. Prior to that Ms. Kohn served as Senior Principal at the Parthenon Group, a provider of strategy consulting, where she directed consulting engagements and developed relationships with client executives at Fortune 500 companies, mid-tier companies and start-up ventures. Ms. Kohn began her career at the Boston Consulting Group, where she provided strategic consulting services to executive management of Fortune 500 companies. She holds an M.B.A. in Finance from the Wharton School of Business, a Ph.D. in Industrial and Organizational Behavior from Rice University and a B.A. in Psychology from Binghamton University. Our board believes that Ms. Kohn’s breadth and depth of experience as an investor and strategic planner make her well qualified to serve as a director.

Jan Rock Zubrow has served as a director since September 2020, as a director of FinTech V since December 2020 and as a director of FTAC Hera since March 2021. Ms. Rock Zubrow is a leader of non-profit organizations active in international development and education. She has served as Chair of the Board of Women for Women International, an organization that provides vocational and life skills to women in war-torn countries, since 2015. In addition, Ms. Rock Zubrow has served on the board of New Leaders, an organization that trains educators to be transformational school leaders who can help bridge the achievement gap in the nation’s inner-city schools, since 2013. From 1998 to 2015, Ms. Rock Zubrow was president of MedCapital, LLC, a venture capital firm that she founded that invested in early stage healthcare companies. Before starting MedCapital, Ms. Rock Zubrow managed significant consumer franchises at Johnson & Johnson, Tambrands, Inc. and the Procter and Gamble Company. Ms. Rock Zubrow is a trustee emeritus of the Cornell University Board of Trustees and served as Chair of Cornell’s Executive Committee from 2011-2018. Additionally, she chaired the Presidential Search Committee for Cornell’s thirteenth and fourteenth presidents. Previously, she served as Co-Chair of Cornell’s $6 billion capital campaign and the task-force which led to the establishment of the Cornell Tech campus in New York City. Ms. Rock Zubrow received a B.A. in Economics from Cornell University and a M.B.A. from the Harvard Business School. Our board has determined that Ms. Rock Zubrow’s extensive venture capital investing experience as well as her prior experience as a director qualifies her to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the Class I directors, consisting of Betsy Z. Cohen, Brittain Ezzes and Madelyn Antoncic, will expire at our annual meeting of stockholders in 2021. The term of office of the Class II directors, consisting of Laura Kohn and Jan Zubrow, will expire at our annual meeting of stockholders in 2022.

Collectively, through their positions described above, our officers and directors have extensive experience in public companies and in the financial services industry. These individuals play a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating their acquisition.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of one or more Chairmen of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2020, other than one Form 3 filed by the manager of the sponsor, a 10% security holder.

Board Committees

Audit Committee

The rules of Nasdaq and Section 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. We have established an audit committee of the board of directors, which consists of Mses. Ezzes, Kohn and Zubrow, all of whom meet the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Ms. Ezzes serves as Chairman of our audit committee.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq’s listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NASDAQ Capital Market that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Ms. Ezzes satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Mses. Ezzes and Antoncic, each of whom meets the independent director standard under Nasdaq’s listing standards applicable to members of the compensation committee. Ms. Antoncic serves as Chairman of our compensation committee.

The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	If required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor or its affiliate of $20,000 per month, for up to 24 months, for office space, utilities, and shared personnel support services, a customary advisory fee to an affiliate of our sponsor at the closing of our initial business combination, in an amount that constitutes a market standard advisory fee for comparable transactions and services provided, and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws, a copy of which is attached as an exhibit to this Annual Report. We intend to disclose any amendments to or waivers of certain provisions of our code of conduct and ethics in a Current Report on Form 8-K. We will make a printed copy of our code of conduct and ethics available to any stockholder who so requests. Requests for a printed copy may be directed to us as follows: FinTech Acquisition Corp. IV, 2929 Arch Street, Suite 1703, Philadelphia, PA 19104 Attention: Secretary.

Item 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

None of our officers or directors has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any entity with which they are affiliated, for services rendered prior to or in connection with the consummation of an initial business combination other than (i) repayment of an aggregate of up to $500,000 in loans made to us by our sponsor, (ii) repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate of a total of $20,000 per month for office space, utilities, and shared personnel support services, (iv) at the closing of our initial business combination, a customary advisory fee to an affiliate of our sponsor, in an amount that constitutes a market standard advisory fee for comparable transactions and services provided, and (v) to reimburse for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

After the consummation of our initial business combination, directors or members of our management team who remain in one of those capacities may be paid director, consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business although we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended December 31, 2020, as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of our Board or compensation committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2021, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

The table below represents beneficial ownership of Class A common stock, Class B common stock and Class A common stock and Class B common stock voting together as a single class, and is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. The table does not reflect record or beneficial ownership of any outstanding warrants as no warrants are exercisable within 60 days.

The beneficial ownership of the Company’s voting common stock is based on 23,610,000 shares of Class A common stock outstanding and 7,870,000 shares of Class B common stock outstanding, except as otherwise indicated.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Combined Voting Power(2)
Name and Address of Beneficial Owners	Number	% of class	Number	% of class	Number	% of class

Directors and Executive Officers:(1)
Betsy Z. Cohen	–	–	–	–	–	–
Daniel G. Cohen	–	–	–	–	–	–
James J. McEntee, III	–	–	–	–	–	–
Douglas Listman	–	–	–	–	–	–
Brittain Ezzes(3)	–	–	–	–	–	–
Madelyn Antoncic(3)	–	–	–	–	–	–
Laura S. Kohn(3)	–	–	–	–	–	–
Jan Rock Zubrow(3)	–	–	–	–	–	–
	–	–	–	–	–	–
All directors and executive officers as a group (eight individuals)	–	–	–	–	–	–

5% or Greater Beneficial Owners:
Nantahala Capital Management, LLC(4)	1,200,000	5.1%	–	–	1,200,000	3.8%
Samlyn Capital, LLC(5)	2,913,419	12.3%	–	–	2,913,419	9.3%
Integrated Core Strategies (US) LLC(6)	1,687,024	7.1%	–	–	1,687,024	5.4%
BlueCrest Capital Management Limited(7)	1,500,000	6.4%	–	–	1,500,000	4.8%
Adage Capital Partners, L.P.(8)	1,350,000	5.7%	–	–	1,350,000	4.3%
FinTech Investor Holdings IV, LLC(9)(10)	610,000	2.6%	2,540,000	32.2%	3,150,000	10.0%
FinTech Masala Advisors IV, LLC(9)(10)	–	–	5,330,000	67.7%	5,330,000	16.9%

*	Less than 1 percent.

1.	Unless otherwise noted, the business address of each of the following individuals is c/o FinTech Acquisition Corp. IV, 2929 Arch Street, Suite 1703, Philadelphia, PA 19104.

2.	Represents the percentage of voting power of our Class A common stock and Class B common stock voting together as a single class.

3.	This individual is a member of our sponsor, but does not have voting or investment power over the shares held by our sponsor.

4.	Based on information contained in a Schedule 13G filed on February 16, 2021, Nantahala Capital Management, LLC (“Nantahala”) shares voting and investment power with Wilmot B. Harkey and Daniel Mack. Nantahala may be deemed to be the beneficial owner of 1,200,000 shares held by funds and separately managed accounts under its control. Messrs. Harkey and Mack are the managing members of Nantahala. The business address of each reporting person is 130 Main Street, 2nd Floor, New Canaan, CT 06840.

5.	Based on information contained in a Schedule 13G filed on February 8, 2021, Samlyn Capital, LLC (“Capital”) shares voting and investment power with the following entities and persons: Samlyn, LP (“LP”) (2,913,419 shares); Samlyn Offshore Master Fund, Ltd. (“Master Fund”) (1,310,795 shares); and Robert Pohly (2,913,419 shares). The business address of Capital, LP and Mr. Pohly is c/o Samlyn Capital, LLC, 500 Park Avenue, 2nd Floor, New York, New York 10022. The business address of Master Fund is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman, KY1-9007, Cayman Islands.

6.	Based on o a Schedule 13G/A filed on February 4, 2021 on behalf of Integrated Core Strategies (US) LLC, a Delaware limited liability company (“Integrated Core Strategies”), Riverview Group LLC, a Delaware limited liability company (“Riverview Group”), ICS Opportunities, Ltd., an exempted company organized under the laws of the Cayman Islands (“ICS Opportunities”), Millennium International Management LP, a Delaware limited partnership (“Millennium International Management”), Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group Management”) and Israel A. Englander. As of the close of business on December 31, 2020, the reporting persons beneficially owned an aggregate of 1,687,024 shares of the issuer’s Class A Common Stock. Specifically, as of the close of business on December 31, 2020: (i) Integrated Core Strategies beneficially owned 791,734 shares of the issuer’s Class A Common Stock; (ii) Riverview Group beneficially owned 775,000 shares of the issuer’s Class A Common Stock; and (iii) ICS Opportunities beneficially owned 120,290 shares of the issuer’s Class A Common Stock. Millennium International Management is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Management is the general partner of the managing member of Integrated Core Strategies and Riverview Group and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Group Management is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. The managing member of Millennium Group Management is a trust of which Israel A. Englander currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities. The foregoing should not be construed in and of itself as an admission by Millennium International Management, Millennium Management, Millennium Group Management or Mr. Englander as to beneficial ownership of the securities owned by Integrated Core Strategies, Riverview Group or ICS Opportunities, as the case may be. The business address of each reporting person is c/o Millennium Management LLC, 666 Fifth Avenue, New York, New York 10103.

7.	Based on information contained in a Schedule 13G filed on January 22, 2021, BlueCrest Capital Management Limited (“BlueCrest”) shares voting and investment power with Michael Platt (1,500,000 shares). BlueCrest serves as the investment manager to Millais Limited, a Cayman Islands exempted company, for which the shares are held. Mr. Platt serves as principal, director, and control person of BlueCrest. The business address of each reporting person is Ground Floor, Harbour Reach, La Rue de Carteret, St Helier, Jersey, Channel Islands, JE2 4 HR.

8.	Based on information contained in a Schedule 13G filed on January 19, 2021 on behalf of Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”), Adage Capital Advisors, L.L.C., a Delaware limited liability company (“AC Advisors”), Robert Atchinson and Phillip Gross, ACP has the power to dispose of and the power to vote the shares of Class A common stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. AC Advisors, as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP nor AC Advisors directly own any shares of Class A common stock. By reason of the provisions of Rule 13d-3 of the Exchange Act, ACPGP and AC Advisors may be deemed to beneficially own the shares owned by ACP. Messrs. Atchinson and Gross, as managing members of AC Advisors, have shared power to vote the shares of Class A common stock beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly own any shares of Class A common stock. By reason of the provisions of Rule 13d-3 of the Exchange Act, each may be deemed to beneficially own the shares beneficially owned by ACP. The business address of each reporting person is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

9.	FinTech Investor Holdings IV, LLC (“Holdings”) is the direct beneficial owner of 610,000 shares of our Class A common stock and 2,540,000 shares of our Class B common stock. FinTech Masala Advisors IV, LLC (“Masala Advisors” and together with Holdings, the “Sponsors”) is the direct beneficial owner of 5,330,000 shares of our Class B common stock. The shares of Class B common stock held by the Sponsors will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to certain adjustments described in our charter documents. Certain of our officers and directors are members of the Sponsors, but none has any voting or investment power over the shares held by the Sponsors. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

10.	Cohen Sponsor Interests IV, LLC is the manager of each of the Sponsors. FinTech Masala, LLC is the sole member of Cohen Sponsor Interests IV, LLC. FinTech Masala Holdings, LLC is the sole member of FinTech Masala, LLC. FinTech Masala Holdings, LLC is in turn managed by its members, none of which is deemed a beneficial owner of our securities held by FinTech Masala Holdings, LLC based on the so-called “rule of three.” As a result of the foregoing, each of Cohen Sponsor Interests IV, LLC, FinTech Masala, LLC and FinTech Masala Holdings, LLC shares voting and investment power over the shares of our common stock held directly by the Sponsors.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Policy

We have adopted a code of conduct and ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of the board) or as disclosed in our public filings with the SEC. Under our code of conduct and ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.

In addition, our audit committee, pursuant to the Audit Committee Charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction.  We also require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Founder shares

In November 2018, FinTech Investor Holdings IV, LLC purchased 7,382,500 founder shares for an aggregate purchase price of $25,000. We effected a 1.3333333-for-1 forward stock split in June 2019. On August 10, 2020, 1,973,333 founders shares were contributed back to capital. As a result, our initial holders hold 7,870,000 founder shares. The number of founder shares was determined based on the expectation that the founder shares would represent 25% of the aggregate of our founder shares, the placement shares and our issued and outstanding public shares after the initial public offering. The founder shares represent 100% of our issued and outstanding shares of Class B common stock.

The initial holders have agreed not to transfer, assign or sell any of their founder shares (except to permitted transferees), (a) with respect to 25% of such shares, until consummation of our initial business combination, (b) with respect to 25% of such shares, when the closing price of our Class A common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination, (c) with respect to 25% of such shares, when the closing price of our Class A common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination, and (d) with respect to 25% of such shares, when the closing price of our Class A common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination or earlier, in any case, if, following a business combination, we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement

Simultaneously with the initial public offering, FinTech Investor Holdings IV, LLC purchased an aggregate of 610,000 placement units at a price of $10.00 per unit (or an aggregate purchase price of $6,100,000). Each placement unit consists of one placement share and one-third of one placement warrant to purchase one share of our Class A common stock exercisable at $11.50. The proceeds from the placement units and the proceeds from the initial public offering (initially totaling $230,000,000) are held in the trust account. There will be no redemption rights or liquidating distributions from the trust account with respect to the placement shares or placement warrants.

The placement warrants are identical to the warrants included in the units sold in the initial public offering, except that if held by our sponsor or its permitted transferees, they (a) may be exercised for cash or on a cashless basis, (b) are not subject to being called for redemption and (c) they (including our common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination. There are no redemption rights or liquidating distributions with respect to the founder shares, placement shares or placement warrants, which will expire worthless if we do not complete an initial business combination.

Promissory Note — Related Party

Prior to the closing of the initial public offering, FinTech Investor Holdings IV, LLC loaned us $90,869 for expenses related to our formation and the initial public offering. The loan was non-interest bearing, unsecured and due on the earlier of December 31, 2020 or the closing of the initial public offering. The loan was repaid upon the closing of the initial public offering on September 29, 2020.

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. The loans will be interest free. If we consummate an initial business combination, we would repay such loaned amounts. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Up to $1,500,000 of such loans may be converted into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. There were no working capital loans outstanding as of December 31, 2020.

Registration Rights

Pursuant to a registration rights agreement entered into on September 24, 2020, the holders of the founder shares, placement units (including securities contained therein) and units that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the placement warrants and warrants included in the units that may be issued upon conversion of working capital loans and upon conversion of the founder shares) made by our sponsor, an affiliate of our sponsor or certain of our officers and directors, if any, are entitled to registration rights to require us to register a sale of any of our securities held by them (in the case of the founder shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services

Commencing on September 25, 2020, we pay an amount equal to $20,000 per month to our sponsor or its affiliate for office space, utilities, and shared personnel support services provided to us.

Trust Account Indemnification

FinTech Investor Holdings IV, LLC has agreed that, if the trust account is liquidated without the consummation of a business combination, it will indemnify us to the extent any claims by a third party for services rendered or products sold to us, or any claims by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share, except for any claims by any third party who executed a waiver of any and all rights to seek access to the trust account, regardless of whether such waiver is enforceable, and except for claims arising from our obligation to indemnify the underwriters of the initial public offering pursuant to the underwriting agreement. We have not independently verified whether FinTech Investor Holdings IV, LLC has sufficient funds to satisfy its indemnity obligations, we have not asked FinTech Investor Holdings IV, LLC to reserve for such obligations and it may not be able to satisfy those obligations. We believe the likelihood of FinTech Investor Holdings IV, LLC having to indemnify the trust account is limited because we endeavor to have all third parties that provide products or services to us and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Conflicts of Interest

In general, officers and directors of a Delaware corporation are required to present business opportunities to the corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Our amended and restated certificate of incorporation provides, however, that the doctrine of corporate opportunity, or any other analogous doctrine, does not apply to us or any of our officers or directors or in circumstances that would conflict with any current or future fiduciary duties or contractual obligations.

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present the opportunity to such entity prior to presenting the opportunity to us or, if he or she is subject to a non-compete obligation that includes business opportunities, he or she may be prohibited from referring such opportunity to us. Below is a table summarizing the companies to which our officers and directors owe fiduciary obligations that could conflict with their fiduciary obligations to us, all of which may have to (i) be presented appropriate potential target businesses by our officers or directors, and (ii) reject the opportunity to acquire such potential target business, before the opportunity may be presented to us:

Individual	Entity(1)	Affiliation
Betsy Z. Cohen	FTAC Olympus Acquisition Corp. FTAC Athena Acquisition Corp. FTAC Hera Acquisition Corp. FinTech Acquisition Corp. V Metromile, Inc.	Chairman Chairman Chairman Chairman Director

Daniel G. Cohen	The Bancorp, Inc. Cohen & Company Inc. J.V.B. Financial Group, LLC Insurance Acquisition Corp. III FinTech Acquisition Corp. V FTAC Hera Acquisition Corp.	Director Chairman Affiliate Chairman Chief Executive Officer Chief Executive Officer and President

James J. McEntee, III	The Bancorp, Inc. FinTech Acquisition Corp. V	Director President and Secretary

Douglas Listman	Cohen & Company Inc. J.V.B. Financial Group, LLC FTAC Olympus Acquisition Corp.	Chief Accounting Officer Chief Financial Officer Chief Financial Officer
	FinTech Acquisition Corp. V FTAC Athena Acquisition Corp.	Chief Financial Officer Chief Financial Officer
	FTAC Hera Acquisition Corp.	Chief Financial Officer

Jan Rock Zubrow	FinTech Acquisition Corp. V FTAC Hera Acquisition Corp.	Director Director

Brittain Ezzes	FinTech Acquisition Corp. V FTAC Hera Acquisition Corp.	Director Director

Laura S. Kohn	FinTech Acquisition Corp. V	Director

Madelyn Antoncic	Global A.I. Co.	Managing Partner

(1)	Does not include blank check companies, such as FTAC Zeus, FTAC Parnassus, INSU IV and FinTech VI, each of which have not yet consummated an initial public offering.

Messrs. Cohen and McEntee are directors of Bancorp, a financial holding company, and its subsidiary bank, Bancorp Bank, which provide banking and other financial services, including prepaid and debit cards, private label banking, healthcare accounts and merchant card processing. As such, they are required to present corporate opportunities relating to the current business of Bancorp and Bancorp Bank, as well as businesses that may be undertaken by a financial holding company under federal banking law, prior to presenting them to us.

Messrs. Cohen and Listman are also executives and/or directors of Cohen & Company, a financial services company specializing in credit-related fixed income investments, including fixed income sales, trading and financing, and management of fixed income assets. As such, Messrs. Cohen and Listman are obligated to present corporate opportunities relating to such businesses to the respective companies prior to presenting those opportunities to us.

We do not believe that any of the foregoing pre-existing fiduciary duties will materially affect our ability to consummate our initial business combination because, although the foregoing entities are involved in the financial services industry broadly defined, the specific industry focuses of a majority of these entities differ from our focus on financial technology businesses.

Messrs. Cohen and McEntee are affiliated with Bancorp, Mr. Cohen is the son of Mrs. Cohen and Ms. Rock Zubrow is a cousin of Mr. Cohen and Mrs. Cohen. These relationships may influence the roles taken by our officers and directors with respect to us. In particular, one of our directors or officers may be less likely to object to a course of action with respect to our activities because it may jeopardize his or her relationships with the others.

In addition, each of our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to the completion of our initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, an affiliate of our sponsor is currently sponsoring other blank check companies, FinTech V and FinTech VI, each of which is seeking to complete a business combination. Further, many of our directors and officers serve in the same roles for FinTech V and FinTech VI. Mr. Cohen also serves as the Chairman of the board of directors of INSU III, INSU IV, FTAC Parnassus and FTAC Zeus, each of which is a blank check company seeking to complete a business combination. Mrs. Cohen and Mr. Listman also serve as the Chairman of the Board and Chief Financial Officer, respectively, of FTAC Olympus, FTAC Athena and FTAC Hera, each of which is a blank check company seeking to complete a business combination. Any such companies, including FinTech V, FinTech VI, INSU III, INSU IV, FTAC Olympus, FTAC Athena, FTAC Hera, FTAC Parnassus and FTAC Zeus, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Director Independence

The Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Mses. Kohn, Zubrow, Ezzes and Antoncic are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acted as our independent registered public accounting firm during the years ended December 31, 2020 and 2019. The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. For the years ended December 31, 2020 and 2019, fees for our independent registered public accounting firm were approximately $66,950 and $27,375, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2020 and 2019 financial statements included in this Annual Report.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the years ended December 31, 2020 and 2019, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

We did not pay Withum for tax compliance, tax advice and tax planning for the years ended December 31, 2020 and 2019.

All Other Fees

We did not pay Withum for other services for the years ended December 31, 2020 and 2019.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee was formed upon the consummation of the initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report:

None.

(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. Copies of the exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 24, 2020, among the Company, Cantor Fitzgerald & Co. and Wells Fargo Securities, LLC(1)
1.2*	Agreement dated March 15, 2021 among the Company, Cantor Fitzgerald & Co. and Wells Fargo Securities, LLC
2.1	Business Combination Agreement, dated as of December 29, 2020, by and among FinTech Acquisition Corp. IV, FinTech Investor Holdings IV, LLC, FinTech Masala Advisors, LLC, PWP Holdings LP, PWP GP LLC, PWP Professional Partners LP and Perella Weinberg Partners LLC.(3)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 25, 2020(1)
3.2	Amended and Restated Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement, dated September 24, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
4.5*	FinTech Acquisition Corp. IV Description of Securities
10.1	Letter Agreement, dated September 24, 2020, by and among the Company and certain security holders, officers and directors of the Company(1)
10.2	Administrative Services Agreement, dated September 24, 2020, between the Company and FinTech Masala, LLC(1)
10.3	Unit Subscription Agreement, dated September 24, 2020 between the Company and FinTech Investor Holdings IV, LLC(1)
10.4	Investment Management Trust Agreement, dated September 24, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
10.5	Registration Rights Agreement, dated September 24, 2020, between the Company and certain security holders of the Company(1)
10.6	Form of Indemnity Agreement(2)
10.7	Promissory Note for expenses prior to initial public offering from FinTech Investor Holdings IV, LLC to Registrant(2)
14.1	Code of Business Conduct and Ethics(2)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 30, 2020
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-248664)
(3)	Previously filed as an exhibit to our Current Report on Form 8-K/A filed on December 31, 2020

Item 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINTECH ACQUISITION CORP. IV

Dated: March 15, 2021	/s/ Daniel G. Cohen
Daniel G. Cohen Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel G. Cohen	Chief Executive Officer	March 15, 2021
Daniel G. Cohen	(Principal Executive Officer)

/s/ Douglas Listman	Chief Financial Officer	March 15, 2021
Douglas Listman	(Principal Financial Officer and Principal Accounting Officer)

/s/ James J. McEntee, III	President	March 15, 2021
James J. McEntee, III

/s/ Betsy Z. Cohen	Chairman of the Board	March 15, 2021
Betsy Z. Cohen

/s/ Laura S. Kohn	Director	March 15, 2021
Laura S. Kohn

/s/ Jan Rock Zubrow	Director	March 15, 2021
Jan Rock Zubrow

/s/ Brittain Ezzes	Director	March 15, 2021
Brittain Ezzes

/s/ Madelyn Antoncic	Director	March 15, 2021
Madelyn Antoncic

FINTECH ACQUISITION CORP. IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Fintech Acquisition Corp. IV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fintech Acquisition Corp. IV (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2019.

New York, New York

March 15, 2021

FINTECH ACQUISITION CORP. IV
BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
Current assets
Cash	$1,158,934	$10,762
Prepaid expenses	275,824	—
Total Current Assets	1,434,758	10,762

Deferred offering costs associated with the proposed public offering	—	54,873
Cash and marketable securities held in Trust Account	230,005,861	—
TOTAL ASSETS	$231,440,619	$65,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$792,983	$450
Accrued offering costs	—	41,612
Promissory note – related party	—	869
Total Current Liabilities	792,983	42,931

Deferred underwriting fee payable	9,800,000	—
TOTAL LIABILITIES	10,592,983	42,931

Commitments and Contingencies

Class A common stock subject to possible redemption, 21,584,763 and no shares as of December 31, 2020 and 2019, respectively (at $10.00 per share)	215,847,631	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,025,237 and none issued and outstanding (excluding 21,584,763 and no shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	203	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,870,000 shares issued and outstanding at December 31, 2020 and 2019	787	787
Additional paid-in capital	6,020,588	24,213
Accumulated deficit	(1,021,573)	(2,296)
Total Stockholders’ Equity	5,000,005	22,704
Total Liabilities and Stockholders’ Equity	$231,440,619	$65,635

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. IV
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
Formation and operating costs	$1,025,138	$1,319
Loss from operations	(1,025,138)	(1,319)

Other income:
Interest earned on marketable securities held in Trust Account	5,861	—

Loss before income taxes	(1,019,277)	(1,319)
Provision for income taxes	—	—
Net loss	$(1,019,277)	$(1,319)

Weighted average shares outstanding of Class A redeemable common stock	23,000,000	—
Basic and diluted net loss per share, Class A redeemable common stock	$0.00	$—

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	7,280,219	6,870,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.14)	$(0.00)

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. IV
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance – January 1, 2019	—	$—	7,870,000	$787	$24,213	$(25,000)	$(977)	$(977)

Collection of stock subscription receivable	—	—	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	—		(1,319)	(1,319)
Balance – December 31, 2019	—	—	7,870,000	787	24,213	—	(2,296)	22,704

Sale of 23,000,000 Units, net of underwriting discount and offering costs	23,000,000	2,300	—	—	215,741,909	—	—	215,744,209

Sale of 610,000 Private Placement Units	610,000	61	—	—	6,099,939	—	—	6,100,000

Change in value of Class A common stock subject to possible redemption	(21,584,763)	(2,158)	—	—	(215,845,473)	—	—	(215,847,631)

Net loss	—	—	—	—	—	—	(1,019,277)	(1,019,277)
Balance – December 31, 2020	2,025,237	$203	7,870,000	$787	$6,020,588	$—	$(1,021,573)	$5,000,005

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. IV
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,019,277)	$(1,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,861)	—
Formation costs and expense paid by Sponsor	—	569
Changes in operating assets and liabilities:
Prepaid expenses	(275,824)	—
Accrued expenses	792,533	(227)
Net cash used in operating activities	(508,429)	(977)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from the collection of the stock subscription receivable	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Private Placement Units	6,100,000	—
Proceeds from promissory note – related party	90,000	—
Repayment of promissory note – related party	(90,869)	—
Payment of offering costs	(442,530)	(13,261)
Net cash provided by financing activities	231,656,601	11,739

Net Change in Cash	1,148,172	10,762
Cash – Beginning of year	10,762	—
Cash – End of year	$1,158,934	$10,762

Supplemental cash flow information:
Offering costs included in accrued offering costs	$—	$41,440

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$216,864,940	$—
Change in value of Class A common stock subject to possible redemption	$(1,017,309)	$—
Deferred underwriting fee payable	$9,800,000	$—

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not commenced operations. All activity through December 31, 2020 relates to the Company’s formation, the Initial Public Offering (as defined below), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of PWP Holdings LP, a Delaware limited partnership (“PWP”) (see Note 6).

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

Transaction costs amounted to $14,255,791, consisting of $4,000,000 of underwriting fees, $9,800,000 of deferred underwriting fees and $455,791 of other offering costs. In addition, at December 31, 2020, cash of $1,158,934 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq Capital Market (“NASDAQ”) rules provide that the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of a definitive agreement in connection with a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires a majority of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 21,584,763 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 7,870,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of loss per share for common shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the Private Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,
	2020	2019
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$5,861	$—
Income and Franchise Tax	(5,861)	—
Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000	—
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—

Non-Redeemable Class A and B Common Stock
Numerator: Net loss minus Redeemable Net Earnings
Net loss	$(1,019,277)	$(1,319)
Redeemable Net Earnings	—	—
Non-Redeemable Net Loss	$(1,019,277)	$(1,319)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	7,280,219	6,870,000
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.14)	$—

Note: As of December 31, 2020 and 2019, basic and diluted common shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

(1)	The weighted average non-redeemable common stock for the year ended December 31, 2020 includes the effect of 610,000 Private Units, which were issued in conjunction with the initial public offering on September 29, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

As of December 31, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values primarily due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Administrative Services Agreement

The Company entered into an agreement, commencing on September 25, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. For the year ended December 31, 2020, the Company incurred and paid $60,000 in fees for these services.

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

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder. The units would be identical to the Private Placement Units. As of December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combination Agreement

On December 29, 2020, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, FinTech Investor Holdings IV, LLC, a Delaware limited liability company, Fintech Masala Advisors, LLC, a Delaware limited liability company (together with FinTech Investor Holdings IV, LLC, the “Sponsor”), PWP, PWP GP LLC, a Delaware limited liability company and the general partner of PWP (“PWP GP”), PWP Professional Partners LP, a Delaware limited partnership and a limited partner of PWP (“Professionals”), and Perella Weinberg Partners LLC, a Delaware limited liability company and the general partner of Professionals (“Professionals GP”) pursuant to which, among other things, the Company will acquire interests in PWP, which will become jointly-owned by the Company, Professionals, and certain existing partners of PWP and following the Closing will serve as the Company’s operating partnership as part of an umbrella limited partnership C-corporation (Up-C) structure.

Pursuant to the Business Combination Agreement, subject to certain conditions set forth therein, in connection with the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”):

(i)	the Company will acquire newly-issued common units of PWP in exchange for cash in an amount equal to the outstanding excess cash balances of the Company (including the proceeds from the PIPE Investment (as defined below)) as of Closing net of redemptions elected by the Company’s public stockholders pursuant to their redemption rights described below (such aggregate outstanding cash balances, “Company Cash”), with the number of such interests to be issued to be calculated based on the formula set forth on Schedule C to the Business Combination Agreement;

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

(ii)	Professionals will contribute the equity interests of PWP GP, the general partner of PWP, to the Company;

(iii)	the Company will issue (A) to Professionals, new shares of Class B-1 common stock, which will have 10 votes per share (for so long as Professionals or its limited partners as of the Closing maintain ownership of at least 10% of the issued and outstanding Class A common units of PWP, otherwise such Class B-1 common stock shall have one vote per share) and (B) to investor limited partners of PWP, new shares of Class B-2 common stock, which will have one vote per share, with the number of shares of such common stock to be issued to equal the number of common units of PWP that will be held by Professionals and such investor limited partners, respectively, following the Closing; and

(iv)	the Company will repay certain indebtedness of PWP, pay certain expenses, retain up to $10 million of cash on its balance sheet, and subject to the availability of transaction proceeds, the Company will first redeem certain limited partnership interests held by certain electing third party investor limited partners of PWP and second redeem certain electing non-working limited partners of Professionals (collectively with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

The Closing is subject to the satisfaction of customary conditions as set forth in the Business Combination Agreement.

Private Placement Subscription Agreements

On December 29, 2020, concurrently with the execution of the Business Combination Agreement, the Company also entered into subscription agreements (“Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”) pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 12,500,000 shares of the Company’s Class A common stock for an aggregate purchase price equal to $125,000,000 (the “PIPE Investment”), a portion of which is expected to be funded by one or more affiliates of the Sponsor. The PIPE Investment will be consummated substantially concurrently with the closing of the Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2020 and, 2019 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 2,025,237 shares of Class A common stock issued and outstanding, excluding 21,584,763 shares of Class A common stock subject to possible redemption. At December 31, 2019, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — On June 13, 2019, the Company filed an amendment to its Certificate of Incorporation. The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At December 31, 2020 and 2019 there were 7,870,000 shares of Class B common stock issued and outstanding.

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

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the shares of Class A common stock are, at the time of any exercise of a Public Warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2020	2019
Deferred tax asset
Net operating loss carryforward	$10,459	$—
Organizational costs/Startup expenses	203,589	—
Total deferred tax asset	214,048	—
Valuation allowance	(214,048)	—
Deferred tax asset, net	$—	$—

The income tax provision consists of the following:

	As of December 31,
	2020	2019
Federal
Current	$—	$—
Deferred	(214,048)	—

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	214,048	—
Income tax provision	$—	$—

As of December 31, 2020 and 2019, the Company had $49,805 and $0, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2020 and 2019, the change in the valuation allowance was $214,048 and $0, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2020	2019
Statutory federal income tax rate	21.0%	—%
Change in valuation allowance	(21.0)%	—%
Income tax provision	(—)%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 9. FAIR VALUE MEASUREMENTS

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2020, assets held in the Trust Account were comprised of $230,005,861 in U.S. Treasury securities. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$230,005,861

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2020.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In March 2021, the underwriters and the Company entered into an agreement that modified the existing September 24, 2020 Underwriting Agreement (see Note 6) by and among the Company and its underwriters. The agreement specifies that, upon the successful completion of the Business Combination Agreement (see Note 6), the deferred underwriter’s commission owed to Cantor Fitzgerald & Co. will be reduced by $2,000,000 and that the deferred underwriter’s commission owed to Wells Fargo Securities, LLC will be reduced by $1,000,000.