Form 10-K/A
period 2020-12-31
FinTech Acquisition Corp. IV
filed 2021-05-04
CIK 1777835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A common stock was not publicly traded. Accordingly, there was no market value for the registrant’s Class A common stock on such date.

As of May 4, 2021, there were 23,610,000 shares of Class A common stock and 7,870,000 shares of Class B common stock of the registrant issued and outstanding.

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

EXPLANATORY NOTE

On April 25, 2021, the Audit Committee of Fintech Acquisition Corp. IV (the “Company,” “we”, “our” or “us”), based on the recommendation of and after consultation with management, concluded that the Company’s audited financial statements for the year ended December 31, 2020, its unaudited interim financial statements for the three and nine months ended September 30, 2020 and its audited balance sheet as of September 29, 2020, as reported in the Company’s Annual Report on Form 10-K filed on March 15, 2021, Quarterly Report on Form 10-Q filed on November 16, 2020, and Current Report on Form 8-K filed on October 5, 2020, should no longer be relied upon based on the reclassification of warrants as described below. As a result, the Company is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 15, 2021, or the Original Filing, to restate our financial statements for the year ended December 31, 2020. We are also restating the unaudited financial statement as of September 30, 2020 in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity.

The restatement results from the Company's prior accounting for its outstanding warrants issued in connection with its initial public offering in September 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying common shares would be entitled to cash.

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash or the Company’s trust account.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report.

The Company has not amended its previously filed Current Report on Form 8-K, Annual Report on Form 10-K or Quarterly Report on Form 10-Q for the periods affected by the restatement.  The financial information previously filed or otherwise reported for these periods is superseded by the information in this Annual Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Annual Report.

Except as described above, this Annual Report does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Annual Report does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events.

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

v

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non- cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities and related financial disclosures for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants, see Note 2 to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020, we had a net loss of $5,104,603, which consists of formation and operating costs of $1,875,031 and a change in the fair value of the warrant liability of $3,235,433 offset by interest income on marketable securities held in the Trust Account of $5,861.

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

For the year ended December 31, 2020, cash used in operating activities was $508,429. Net loss of $5,104,603 was affected by interest earned on marketable securities held in the Trust Account of $5,861, a non-cash charge for the change in the fair value of warrant liabilities of $3,235,433, transaction costs allocated to the warrant liability of $849,893, and changes in operating assets and liabilities, which provided $516,709 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants was estimated using a binomial / lattice model or public trading price when available, whereas the Placement Warrants were measured using the Black-Scholes Option Pricing Model.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Annual Report, our management re-evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Placement Warrants as described in the Explanatory Note to this Annual Report, our disclosure controls and procedures were not effective as December 31, 2020.

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

Restatement of Previously Issued Financial Statements

On April 25, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of December 31, 2020 and for the year then ended should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash, cash and marketable securities held in trust account, total assets, revenue or cash flows.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 24, 2020, among the Company, Cantor Fitzgerald & Co. and Wells Fargo Securities, LLC(1)
1.2**	Agreement dated March 15, 2021 among the Company, Cantor Fitzgerald & Co. and Wells Fargo Securities, LLC
2.1	Business Combination Agreement, dated as of December 29, 2020, by and among FinTech Acquisition Corp. IV, FinTech Investor Holdings IV, LLC, FinTech Masala Advisors, LLC, PWP Holdings LP, PWP GP LLC, PWP Professional Partners LP and Perella Weinberg Partners LLC.(3)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 25, 2020(1)
3.2	Amended and Restated Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement, dated September 24, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
4.5**	FinTech Acquisition Corp. IV Description of Securities
10.1	Letter Agreement, dated September 24, 2020, by and among the Company and certain security holders, officers and directors of the Company(1)
10.2	Administrative Services Agreement, dated September 24, 2020, between the Company and FinTech Masala, LLC(1)
10.3	Unit Subscription Agreement, dated September 24, 2020 between the Company and FinTech Investor Holdings IV, LLC(1)
10.4	Investment Management Trust Agreement, dated September 24, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
10.5	Registration Rights Agreement, dated September 24, 2020, between the Company and certain security holders of the Company(1)
10.6	Form of Indemnity Agreement(2)
10.7	Promissory Note for expenses prior to initial public offering from FinTech Investor Holdings IV, LLC to Registrant(2)
14.1	Code of Business Conduct and Ethics(2)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Previously filed

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 30, 2020
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-248664)
(3)	Previously filed as an exhibit to our Current Report on Form 8-K/A filed on December 31, 2020

Item 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINTECH ACQUISITION CORP. IV

Dated: May 4, 2021	/s/ Daniel G. Cohen
Daniel G. Cohen Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel G. Cohen	Chief Executive Officer	May 4, 2021
Daniel G. Cohen	(Principal Executive Officer)

/s/ Douglas Listman	Chief Financial Officer	May 4, 2021
Douglas Listman	(Principal Financial Officer and Principal Accounting Officer)

/s/ James J. McEntee, III	President	May 4, 2021
James J. McEntee, III

/s/ Betsy Z. Cohen	Chairman of the Board	May 4, 2021
Betsy Z. Cohen

/s/ Laura S. Kohn	Director	May 4, 2021
Laura S. Kohn

/s/ Jan Rock Zubrow	Director	May 4, 2021
Jan Rock Zubrow

/s/ Brittain Ezzes	Director	May 4, 2021
Brittain Ezzes

/s/ Madelyn Antoncic	Director	May 4, 2021
Madelyn Antoncic

FINTECH ACQUISITION CORP. IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

FinTech Acquisition Corp. IV

Opinion on the Financial Statements

We have audited the accompanying balance sheet of FinTech Acquisition Corp. IV (the “Company”), as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2019.

New York, New York

May 4, 2021

FINTECH ACQUISITION CORP. IV
BALANCE SHEETS

	December 31,	December 31,
	2020	2019
	(As Restated)
ASSETS
Current assets
Cash	$1,158,934	$10,762
Prepaid expenses	275,824	—
Total Current Assets	1,434,758	10,762

Deferred offering costs associated with the proposed public offering	—	54,873
Cash and marketable securities held in Trust Account	230,005,861	—
TOTAL ASSETS	$231,440,619	$65,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$792,983	$450
Accrued offering costs	—	41,612
Promissory note – related party	—	869
Total Current Liabilities	792,983	42,931

Warrant liabilities	17,365,433	—
Deferred underwriting fee payable	9,800,000	—
TOTAL LIABILITIES	27,958,416	42,931

Commitments and Contingencies

Class A common stock subject to possible redemption, 19,848,220 and no shares as of December 31, 2020 and 2019, respectively (at $10.00 per share)	198,482,200	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,761,780 and none issued and outstanding (excluding 19,848,220 and no shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	376	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,870,000 shares issued and outstanding at December 31, 2020 and 2019	787	787
Additional paid-in capital	10,105,739	24,213
Accumulated deficit	(5,106,899)	(2,296)
Total Stockholders’ Equity	5,000,003	22,704
Total Liabilities and Stockholders’ Equity	$231,440,619	$65,635

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. IV
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
	(As Restated)
Formation and operating costs	$1,025,138	$1,319
Loss from operations	(1,025,138)	(1,319)

Other income:
Interest earned on marketable securities held in Trust Account	5,861	—
Offering costs associated with warrants recorded as liabilities	(849,893)
Change in fair value of warrant liabilities	(3,235,433)	—

Loss before income taxes	(5,104,603)	(1,319)
Provision for income taxes	—	—
Net loss	$(5,104,603)	$(1,319)

Weighted average shares outstanding of Class A redeemable common stock	23,000,000	—
Basic and diluted net loss per share, Class A redeemable common stock	$0.00	$—

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	7,280,219	6,870,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.70)	$(0.00)

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. IV
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholder’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance – January 1, 2019	—	$—	7,870,000	$787	$24,213	$(25,000)	$(977)	$(977)

Collection of stock subscription receivable	—	—	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	—		(1,319)	(1,319)
Balance – December 31, 2019	—	—	7,870,000	787	24,213	—	(2,296)	22,704

Sale of 23,610,000 Units, net of underwriting discount and offering costs	23,610,000	2,361	—	—	208,561,741	—	—	208,564,102

Value of Class A common stock subject to possible redemption	(19,848,220)	(1,985)	—	—	(198,480,215)	—	—	(198,482,200)

Net loss	—	—	—	—	—	—	(5,104,603)	(5,104,603)
Balance – December 31, 2020 (As Restated)	3,761,780	$376	7,870,000	$787	$10,105,739	$—	$(5,106,899)	$5,000,003

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. IV
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
	(As restated)
Cash Flows from Operating Activities:
Net loss	$(5,104,603)	$(1,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,861)	—
Change in fair value of warrant liabilities	3,235,433	—
Transaction costs allocable to warrant liabilities	849,893	—
Formation costs and expense paid by Sponsor	—	569
Changes in operating assets and liabilities:
Prepaid expenses	(275,824)	—
Accrued expenses	792,533	(227)
Net cash used in operating activities	(508,429)	(977)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from the collection of the stock subscription receivable	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Private Placement Units	6,100,000	—
Proceeds from promissory note – related party	90,000	—
Repayment of promissory note – related party	(90,869)	—
Payment of offering costs	(442,530)	(13,261)
Net cash provided by financing activities	231,656,601	11,739

Net Change in Cash	1,148,172	10,762
Cash – Beginning of year	10,762	—
Cash – End of year	$1,158,934	$10,762

Supplemental cash flow information:
Offering costs included in accrued offering costs	$—	$41,440

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$202,734,940	$—
Change in value of Class A common stock subject to possible redemption	$(4,252,740)	$—
Deferred underwriting fee payable	$9,800,000	$—
Initial classification of warrant liabilities	$14,130,000	—

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

As of December 31, 2020, the Company had not commenced operations. All activity through December 31, 2020 relates to the Company’s formation, the Initial Public Offering (as defined below), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of PWP Holdings LP, a Delaware limited partnership (“PWP”) (see Note 7).

The registration statement for the Company’s Initial Public Offering was declared effective on September 24, 2020. On September 29, 2020, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 610,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to FinTech Investor Holdings IV, LLC (collectively with FinTech Masala Advisors IV, LLC, the “Sponsor”), generating gross proceeds of $6,100,000, which is described in Note 5. The manager of each entity of the Sponsor is Cohen Sponsor Interests IV, LLC.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of the Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representatives (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors (the “Insiders”) have agreed to vote their Founder Shares (as defined in Note 6), the shares of Class A common stock included in the Private Placement Units (the “Private Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination.

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

The Company will also provide its stockholders with the opportunity to redeem all or a portion of their Public Shares in connection with any stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (i) that would modify the substance or timing of the Company’s obligation to redeem 100% of Public Shares if it does not complete an initial Business Combination within the Combination Period or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account, net of taxes payable). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representatives (as discussed in Note 7). There will be no redemption rights with respect to the Company’s warrants in connection with such a stockholder vote to approve such an amendment to the Company’s amended and restated certificate of incorporation. Notwithstanding the foregoing, the Company may not redeem shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Insiders have agreed to vote any Founder Shares, Private Placement Shares and any Public Shares held by them in favor of any such amendment.

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

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 5) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the year ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of September 29, 2020 (audited)
Warrant Liabilities	$-	$14,130,000	$14,130,000
Total Liabilities	9,801,361	14,130,000	23,931,361
Common Shares Subject to Possible Redemption	216,864,940	(14,130,000)	202,734,940
Class A Common Shares	192	142	334
Additional Paid-in Capital	5,003,290	849,751)	5,853,041
Accumulated Deficit	(4,262)	(849,893)	(854,155)
Stockholders’ Equity	5,000,007	-	5,000,007

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liabilities	$-	$13,974,634	$13,974,634
Total Liabilities	9,820,896	13,974,634	23,795,530
Common Shares Subject to Possible Redemption	216,845,470	(13,974,630)	202,870,840
Class A Common Shares	193	139	332
Additional Paid-in Capital	5,022,759	694,384)	5,717,143
Accumulated Deficit	(23,734)	(694,527)	(718,261)
Stockholders’ Equity	5,000,005	(4)	5,000,001

Balance sheet as of December 31, 2020 (audited)
Warrant Liabilities	$-	$17,365,433	$17,365,433
Total Liabilities	10,592,983	17,365,433	27,958,416
Common Shares Subject to Possible Redemption	215,847,631	(17,365,431)	198,482,200
Class A Common Shares	203	173	376
Additional Paid-in Capital	6,020,588	4,085,151	10,105,739
Accumulated Deficit	(1,021,573)	(4,085,326)	(5,106,899)
Stockholders’ Equity	5,000,005	2	5,000,003

Three months ended September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$-	155,366	155,366
Transaction costs allocable to warrant liabilities	-	(849,893)	(849,893)
Net loss	(19,845)	(694,527)	(714,372)
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.00)	(0.08)	(0.08)

Nine months ended September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	-	155,366	155,366
Transaction costs allocable to warrant liabilities	-	(849,893)	(849,893)
Net loss	(19,845)	(694,527)	(714,372)
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.00)	(0.08)	(0.08)

Year-ended December 31, 2020 (audited)
Change in fair value of warrant liabilities	$-	$(3,235,433)	$(3,235,433)
Transaction costs allocable to warrant liabilities	-	(849,893)	(849,893)
Net loss	(1,019,277)	(4,085,326)	(5,104,603)
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.14)	(0.56)	(0.70)

Cash Flow Statement for the nine months ended September 30, 2020 (unaudited)
Net loss	(21,438)	(694,527)	(715,965)
Change in fair value of warrant liabilities	-	(155,366)	(155,366)
Transaction costs allocable to warrant liabilities	-	849,893	849,893
Cash Flow Statement for the year ended December 31, 2020 (audited)
Net loss	(1,019,277)	(4,085,326)	(5,104,603)
Change in fair value of warrant liabilities	-	3,235,433	3,235,433
Transaction costs allocable to warrant liabilities	-	849,893	849,893

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 19,848,220 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses that were directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between stockholders’ equity and expense. The portion of offering costs allocated to the public shares has been charged to stockholders’ equity. Offering costs totaled $14,255,791 (consisting of $4,000,000 of underwriting fees, $9,800,000 of deferred underwriting fees and $455,791 of other offering costs), of which $849,893 was charged to expense and $13,405,898 was charged to stockholders’ equity upon completion of the Initial Public Offering.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a derivative liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was initially measured using a binomial / lattice model with subsequent periods measured at the trading price, whereas the Private Placement Warrants were initially and subsequently measured using the Black-Scholes Option Pricing Model. (see Note 11).

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

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,
	2020	2019
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$5,861	$—
Income and Franchise Tax	(5,861)	—
Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000	—
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—

Non-Redeemable Class A and B Common Stock
Numerator: Net loss minus Redeemable Net Earnings
Net loss	$(5,104,603)	$(1,319)
Redeemable Net Earnings	—	—
Non-Redeemable Net Loss	$(5,104,603)	$(1,319)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	7,280,219	6,870,000
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.70)	$—

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50, subject to adjustment (see Note 8).

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In November 2018, the Company issued an aggregate of 7,382,500 shares of common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. The Company received payment for the Founder Shares in May 2019.

On June 13, 2019, the Company filed an amendment to its Certificate of Incorporation to, among other things, create two classes of common stock, Class A and Class B, and to convert the outstanding Founder Shares into shares of Class B common stock. The Founder Shares will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8. Additionally, on June 13, 2019, the Company completed an approximate 1.3333333-for-1 forward stock split of its common stock. Also, on August 10, 2020, the Sponsor contributed back to the Company, for no consideration, 1,973,000 Founder Shares. As a result of the foregoing transactions, the Sponsor now holds 7,870,000 Founder Shares, of which 1,000,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares would represent 25% of the Company’s aggregate Founder Shares, Private Placement Shares and issued and outstanding Public Shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 Founder Shares are no longer subject to forfeiture.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2020 and, 2019 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 3,761,780 shares of Class A common stock issued and outstanding, excluding 19,848,220 shares of Class A common stock subject to possible redemption. At December 31, 2019, there were no shares of Class A common stock issued or outstanding.

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

NOTE 9. WARRANT LIABILITIES

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

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2020	2019
Statutory federal income tax rate	21.0%	—%
Change in fair value of warrant liability	16.3%	—%
Change in valuation allowance	(4.7)%	—%
Income tax provision	(—)%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$230,005,861

Liabilities:
Warrant Liability – Public Warrants	1	16,790,001
Warrant Liability – Private Placement Warrants	3	575,432

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2020 other than the transfer of the Public Warrants from Level 3 to Level 1.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Initial Measurement – Public Warrants

The Company established the initial fair value for the Warrants on September 29, 2020, the date of the Company’s Initial Public Offering, using a binomial / lattice model for the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common shares subject to possible redemption, Class A common shares and Class B common shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the binomial / lattice model for the Public Warrants were as follows at initial measurement:

Input	September 29, 2020 (Initial Measurement)
Risk-free interest rate	0.3%
Expected term (years)	5.4
Expected volatility	35.0%
Call Price	18.0
Exercise price	$11.50
Asset Price	$9.60

On September 29, 2020, the Public Warrants were determined to be $1.79 per warrant for aggregate value of $13.7 million.

Subsequent Measurement – Public Warrants

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

As of December 31, 2020, the aggregate value of the Public Warrants was $16.8 million.

Initial and Subsequent Measurement– Private Placement Warrants

The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. The underlying assumptions in the Black-Scholes option pricing model include the underlying share price, risk-free interest rate, estimated volatility and the expected term. The underlying share price is based on the trading common share price or implied from the unit price (before the common shares are trading separately), which consists of one common share and one-third public warrant. The expected stock price volatility is based on (i) the observed volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the warrants and (ii) the implied volatility of the Public Warrants calculated using publicly observable prices. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Inputs are re-evaluated each quarterly reporting period to estimate the fair market value of the Private Placement Warrants as of the reporting period.

The fair value of the Private Placement Warrants was estimated at December 31, 2020 using the Black-Scholes option pricing model and the following assumptions:

Input	September 29, 2020 (Initial Measurement)
Risk-free interest rate	0.3%
Expected term (years)	5.4
Expected volatility	35.0%
Dividend yield	0.0%
Exercise price	$11.50
Asset Price	$9.60

FINTECH ACQUISITION CORP. IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

On September 29, 2020, the Private Warrants were determined to be $2.00 per warrant for aggregate value of $0.4 million. As of December 31, 2020, the aggregate value of the Private Warrants was $0.6 million.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Initial measurement on September 29, 2020	$406,666	$13,723,334	$14,130,000
Change in fair value recognized in earnings	168,766	3,066,667	3,235,433
Fair value as of December 31, 2020	$575,432	$16,790,001	$17,365,433

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $16,790,001 during the period from September 29, 2020 through December 31, 2020.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as noted below and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In March 2021, the underwriters and the Company entered into an agreement that modified the existing September 24, 2020 Underwriting Agreement (see Note 7) by and among the Company and its underwriters. The agreement specifies that, upon the successful completion of the Business Combination Agreement (see Note 7), the deferred underwriter’s commission owed to Cantor Fitzgerald & Co. will be reduced by $2,000,000 and that the deferred underwriter’s commission owed to Wells Fargo Securities, LLC will be reduced by $1,000,000.