Form 10-Q
period 2021-03-31
FinTech Acquisition Corp. IV
filed 2021-05-24
CIK 1777835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 24, 2021, there were 23,610,000 shares of Class A common stock and 7,870,000 shares of Class B common stock of the registrant issued and outstanding.

FINTECH ACQUISITION CORP. IV

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FINTECH ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$824,082	$1,158,934
Prepaid expenses	277,772	275,824
Total Current Assets	1,666,308	1,434,758

Cash and marketable securities held in Trust Account	230,011,533	230,005,861
Total Assets	$231,113,387	$231,440,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,318,971	$792,983
Accrued offering costs	-	—
Total Current Liabilities	1,318,971	792,983

Warrant liabilities	11,608,733	17,365,433
Deferred underwriting fee payable	9,800,000	9,800,000
Total Liabilities	22,727,704	27,958,416

Commitments and Contingencies
Class A common stock subject to possible redemption, 20,338,568 and 19,848,220 shares as of March 31, 2021 and December 31, 2020, respectively (at $10.00 per share)	203,385,680	198,482,200

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,271,432 and 3,761,780 shares issued and outstanding (excluding 20,338,568 and 19,848,220 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	327	376
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,870,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	787	787
Additional paid-in capital	5,202,308	10,105,739
Accumulated deficit	(203,419)	(5,106,899)
Total Stockholders’ Equity	5,000,003	5,000,003
Total Liabilities and Stockholders’ Equity	$231,113,387	$231,440,619

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Formation and operating costs	$858,892	$993
Loss from operations	(858,892)	(993)

Other income:
Interest earned on marketable securities held in Trust Account	5,672	—
Change in fair value of warrant liabilities	5,756,700	—
Other income	5,762,372

Income (loss) before provision for income taxes	4,903,480	(993)
Provision for income taxes	—	—
Net income (loss)	$4,903,480	$(993)

Weighted average shares outstanding of Class A redeemable common stock	23,000,000	-
Basic and diluted income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding of Class A and B non-redeemable common stock	8,480,000	6,870,000
Basic and diluted net income (loss) per share, Class A and Class B non-redeemable common stock	$0.58	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	3,761,780	$376	7,870,000	$787	$10,105,739	$(5,106,899)	$5,000,003

Change in value of common stock subject to possible redemption	(490,348)	(49)	—	—	(4,903,431)	—	(4,903,480)

Net income	—	—	—	—	—	4,903,480	4,903,480

Balance – March 31, 2021 (unaudited)	3,271,432	$327	7,870,000	$787	$5,202,308	$(203,419)	$5,000,003

FOR THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	—	$—	7,870,000	$787	$24,213	$(2,296)	$22,704

Net loss	—	—	—	—	—	(993)	(993)

Balance – March 31, 2020	—	$—	7,870,000	$787	$24,213	$(3,289)	$21,711

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$4,903,480	$(993)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(5,756,700)	-
Interest earned on marketable securities held in Trust Account	(5,672)	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,948)	—
Accrued expenses	525,988	127
Net cash provided used in operating activities	(334,852)	(866)

Cash Flows from Financing Activities:
Payment of offering costs	-	(770)
Net cash used in financing activities	-	(770)

Net Change in Cash	(334,852)	(1,636)
Cash – Beginning	1,158,934	10,762
Cash – Ending	$824,082	$9,126

Supplemental Disclosure of Non-Cash Activities:
Initial classification of Class A common stock subject to possible redemption	$4,903,480	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

As of March 31, 2021, the Company had not yet commenced operations. All activity through March 31, 2021 relates to the Company’s formation, the Initial Public Offering (as defined below), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of PWP Holdings LP, a Delaware limited partnership (“PWP”) (see Note 6).

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

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors (the “Insiders”) have agreed to vote their Founder Shares (as defined in Note 5), the shares of Class A common stock included in the Private Placement Units (the “Private Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination.

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

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The Insiders have agreed to waive their redemption rights with respect to any Founder Shares and Private Placement Shares, as applicable, (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period or (b) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (iii) if the Company fails to consummate a Business Combination within the Combination Period. The Insiders have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of a Business Combination and in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity. However, the Insiders will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within the Combination Period. The representatives have agreed to waive their rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. FinTech Investor Holdings IV, LLC has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, it may not be able to satisfy those obligations should they arise.

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

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A as filed with the SEC on May 4, 2021. The interim results for the three ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 20,338,568 and 21,584,763 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a derivative liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was initially measured using a binomial / lattice model with subsequent periods measured at the trading price, whereas the Private Placement Warrants were initially and subsequently measured using the Black-Scholes Option Pricing Model. (see Note 9).

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 7,870,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the Private Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$5,672	$—
Income and Franchise Tax	(5,672)	—
Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000	—
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—

Non-Redeemable Class A and B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income (Loss)	$4,903,480	$(993)
Redeemable Net Earnings (Loss)	—	—
Non-Redeemable Net Earnings (Loss)	$4,903,480	$(993)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	8,480,000	6,870,000
Earnings/Basic and Diluted Non-Redeemable Class A and B Common Stock	$0.58	$—

Note: As of March 31, 2021 and 2020, basic and diluted common shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

(1)	The weighted average non-redeemable common stock for the three months ended March 31, 2021 includes the effect of 610,000 Private Placement Units, which were issued in conjunction with the initial public offering on September 24, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

As of March 31, 2021, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic: 815-40) and Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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
MARCH 31, 2021
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

Administrative Services Agreement

The Company entered into an agreement, commencing on September 25, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. For the three months ended March 31, 2021, the Company incurred and paid $60,000 in fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder. The units would be identical to the Private Placement Units. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

In March 2021, the underwriters and the Company entered into an agreement that modified the existing September 24, 2020 Underwriting Agreement by and among the Company and its underwriters. The agreement specifies that, upon the successful completion of the Business Combination Agreement, the deferred underwriter’s commission owed to Cantor Fitzgerald & Co. will be reduced by $2,000,000 and that the deferred underwriter’s commission owed to Wells Fargo Securities, LLC will be reduced by $1,000,000.

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

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 3,271,432 and 3,761,780 shares of Class A common stock issued and outstanding, excluding 20,338,568 and 21,584,763 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At March 31, 2021 and December 31, 2020, there were 7,870,000 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

NOTE 8. WARRANTS

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

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

At March 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $230,011,533 and $230,005,861 in money market funds, which are invested in U.S. Treasury Securities, respectively. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$230,011,533	$230,005,861

Liabilities:
Warrant liabilities – Public Warrants	1	$11,116,667	$16,790,001
Warrant liabilities – Placement Warrants	3	$492,066	$575,432

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021 and the year-ended December 31, 2020 other than, with respect to the year ended December 31, 2020, the transfer of Public Warrants from Level 3 to Level 1.

Initial Measurement – Public Warrants

The Company established the initial fair value for the Warrants on September 29, 2020, the date of the Company’s Initial Public Offering, using a binomial / lattice model for the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common shares subject to possible redemption and Class A common shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

On September 29, 2020, the Public Warrants were determined to be $1.79 per warrant for aggregate value of $13.7 million.

Subsequent Measurement – Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2021 and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

As of March 31, 2021 and December 31, 2020, the aggregate value of the Public Warrants was $11.1 million and $16.8 million, respectively.

FINTECH ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

The fair value of the Private Placement Warrants was estimated at March 31, 2021 and December 31, 2020 using the Black-Scholes option pricing model with the following assumptions:

Input	December 31, 2021	March 31, 2021
Risk-free interest rate	0.3%	1.0%
Expected term (years)	5.4	5.1
Expected volatility	35.0%	26.1%
Dividend yield	0.0%	0.0%
Exercise price	11.50	11.50
Asset price	11.30	11.18

As of March 31, 2021 and December 31, 2020, the aggregate value of the Private Warrants was determined to be $0.5 million and $0.6 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$575,432	$16,790,001	$17,365,433
Change in valuation inputs or other assumptions	(83,366)	(5,673,334)	(5,756,700)
Fair value as of March 31, 2021	$492,066	$11,116,667	$11,608,733

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Annual Report on Form 10-K/A filed with the SEC on May 4, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2021 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination and activities in connection with the proposed acquisition of PWP. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $4,903,480 which consists of $5,756,700 from change in fair value of warrant liabilities, interest income of $5,672, partially offset by operating expenses of $858,892.

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

For the three months ended March 31, 2021, cash used in operating activities was $334,852. Net income of $4,903,480 was reduced by an increase in fair value of warrant liabilities of $5,756,705, interest earned on marketable securities held in the Trust Account of $5,672 and changes in operating assets and liabilities of $524,040.

As of March 31, 2021, we had cash and marketable securities of $230,011,533 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the three months ended March 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $824,082 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

Net Income per Common Share

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described above had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report filed on Form 10-K/A filed with the SEC on May 4, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC.

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

FINTECH ACQUISITION CORP. IV

Date: May 24, 2021		/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021		/s/ Douglas Listman
	Name:	Douglas Listman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)