Form 10-Q
period 2021-06-30
Perella Weinberg Partners
filed 2021-08-12
CIK 1777835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39558

PERELLA WEINBERG PARTNERS

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1770732
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
767 Fifth Avenue New York, NY	10153
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 287-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PWP	Nasdaq Global Select Market
Warrants, each whole warrant exercisable for one share of Class A common stock	PWPPW	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 10, 2021, the registrant had 41,956,667 shares of Class A common stock, par value $0.0001 per share, and 50,154,199 shares of Class B common stock, par value $0.0001 per share, outstanding.

Perella Weinberg Partners

On June 24, 2021 (the “Closing Date”), Perella Weinberg Partners (formerly known as FinTech Acquisition Corp. IV (“FTIV”)) consummated its previously announced business combination pursuant to that certain Business Combination Agreement, dated as of December 29, 2020. As contemplated by the Business Combination Agreement, (i) FTIV acquired certain partnership interests in PWP Holdings LP (“PWP OpCo”), (ii) PWP OpCo became jointly-owned by Perella Weinberg Partners, PWP Professional Partners LP (“Professional Partners”) and certain existing partners of PWP OpCo, and (iii) PWP OpCo serves as Perella Weinberg Partners’ operating partnership as part of an umbrella limited partnership C-corporation (Up-C) structure (collectively with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). Unless the context otherwise requires, all references to “PWP,” the “Company,” “we,” “us” or “our” refer to Perella Weinberg Partners and its consolidated subsidiaries.

CAUTIONARY STATEMENTREGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements regarding the expectations regarding the combined business are “forward-looking statements.” In addition, words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the control of the parties, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:

•
the projected financial information, anticipated growth rate, and market opportunity of the Company;
•
the ability to maintain the listing of the Company’s Class A common stock and warrants on Nasdaq following the Business Combination;
•
our public securities’ potential liquidity and trading;
•
our success in retaining or recruiting partners and other employees, or changes related to, our officers, key employees or directors following the completion of the Business Combination;
•
members of our management team allocating their time to other businesses and potentially having conflicts of interest with our business;
•
factors relating to the business, operations and financial performance of the Company, including:
o
whether the Company realizes all or any of the anticipated benefits from the Business Combination;
o
whether the Business Combination results in any increased or unforeseen costs or has an impact on the Company’s ability to retain or compete for professional talent or investor capital;
o
global economic, business, market and geopolitical conditions, including the impact of public health crises, such as the ongoing rapid, worldwide spread of a novel strain of coronavirus and the pandemic caused thereby (collectively, “COVID-19”);
o
the Company’s dependence on and ability to retain working partners and other key employees;
o
the Company’s ability to successfully identify, recruit and develop talent;
o
risks associated with strategic transactions, such as joint ventures, strategic investments, acquisitions and dispositions;
o
conditions impacting the corporate advisory industry;
o
the Company’s dependence on its fee-paying clients and fluctuating revenues from its non-exclusive, engagement-by-engagement business model;

o
the high volatility of the Company’s revenue as a result of its reliance on advisory fees that are largely contingent on the completion of events which may be out of its control;
o
the ability of the Company’s clients to pay for its services, including its restructuring clients;
o
the Company’s ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to the Company’s business, including actual, potential or perceived conflicts of interest and other factors that may damage its business and reputation;
o
strong competition from other financial advisory and investment banking firms;
o
potential impairment of goodwill and other intangible assets, which represent a significant portion of the Company’s assets;
o
the Company’s successful formulation and execution of its business and growth strategies;
o
the outcome of third-party litigation involving the Company;
o
substantial litigation risks in the financial services industry;
o
cybersecurity and other operational risks;
o
the Company’s ability to expand into new markets and lines of businesses for the advisory business;
o
exposure to fluctuations in foreign currency exchange rates;
o
assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity;
o
extensive regulation of the corporate advisory industry and U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy and laws (including the treatment of carried interest);
o
the impact of the global COVID-19 pandemic on any of the foregoing risks; and
o
other risks and uncertainties described under the section entitled “Risk Factors” included elsewhere in this Form 10-Q.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Website Disclosure

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an internet site where reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC are available. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and on our website at https://investors.pwpartners.com/. Our website is https://pwpartners.com/. Although we refer to our website in this report, the contents of our website are not included or incorporated by reference into this report. All references to our website in this report are intended to be inactive textual references only.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Perella Weinberg Partners

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$349,677	$329,063
Restricted cash	1,840	1,845
Accounts receivable, net of allowance	85,089	40,802
Due from related parties	1,251	289
Fixed assets, net of accumulated depreciation and amortization	13,282	17,189
Intangible assets, net of accumulated amortization	35,642	38,932
Goodwill	34,383	34,383
Prepaid expenses and other assets	21,319	25,792
Right-of-use lease assets	50,008	53,444
Deferred tax asset, net	17,961	1,214
Total assets	$610,452	$542,953
Liabilities and Equity
Accrued compensation and benefits	$212,349	$213,524
Deferred compensation programs	17,591	17,208
Accounts payable, accrued expenses and other liabilities	25,736	22,246
Deferred revenue	3,977	10,598
Lease liabilities	54,426	58,229
Debt, net of unamortized debt discounts and issuance costs	-	146,965
Warrant liabilities	21,960	-
Amount due pursuant to tax receivable agreement	13,650	-
Total liabilities	349,689	468,770
Commitments and Contingencies (Note 18)
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 42,956,667 issued and outstanding at June 30, 2021)	$4	$-
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 50,154,199 issued and outstanding at June 30, 2021)	5	-
Additional paid-in-capital	135,293	-
Retained earnings (accumulated deficit)	(12,499)	-
Accumulated other comprehensive income (loss)	(818)	(2,326)
Partners’ capital	-	76,509
Total Perella Weinberg Partners equity / Partners’ capital	121,985	74,183
Non-controlling interests	138,778	-
Total equity	260,763	74,183
Total liabilities and equity	$610,452	$542,953

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Perella Weinberg Partners

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$255,520	$114,601	$425,322	$206,997
Expenses
Compensation and benefits	164,404	86,254	273,874	144,765
Equity-based compensation	7,065	6,179	13,222	12,364
Total compensation and benefits	171,469	92,433	287,096	157,129
Professional fees	12,220	22,341	17,948	28,363
Technology and infrastructure	7,141	6,027	14,097	13,238
Rent and occupancy	6,593	6,849	13,295	13,818
Travel and related expenses	1,215	392	1,876	4,590
General, administrative and other expenses	3,674	3,427	5,878	6,361
Depreciation and amortization	3,722	3,833	7,602	7,794
Total expenses	206,034	135,302	347,792	231,293
Operating income (loss)	49,486	(20,701)	77,530	(24,296)
Non-operating income (expenses)
Related party income	1,565	2,402	3,774	4,771
Other income (expense)	526	1,002	(1,328)	2,850
Change in fair value of warrant liabilities	948	-	948	-
Loss on debt extinguishment	(39,408)	-	(39,408)	-
Interest expense	(3,596)	(3,996)	(7,464)	(7,970)
Total non-operating income (expenses)	(39,965)	(592)	(43,478)	(349)
Income (loss) before income taxes	9,521	(21,293)	34,052	(24,645)
Income tax benefit (expense)	(521)	(834)	(2,545)	(1,544)
Net income (loss)	9,000	$(22,127)	31,507	$(26,189)
Less: Net income (loss) attributable to non-controlling interests	21,499		44,006
Net income (loss) attributable to Perella Weinberg Partners	$(12,499)		$(12,499)
Net income (loss) per share attributable to Class A common shareholders (1)
Basic	$(0.29)		$(0.29)
Diluted	$(0.32)		$(0.32)
Weighted-average shares of Class A common stock outstanding (1)
Basic	42,956,667		42,956,667
Diluted	94,013,583		94,013,583
(1)
Represents net income (loss) per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from June 24, 2021 through June 30, 2021, the period following the Business Combination, as defined in Note 1 – Organization and Nature of Business. For more information, refer to Note 15 – Net Income (Loss) Per Share Attributable to Class A Common Shareholders.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Perella Weinberg Partners

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$9,000	$(22,127)	$31,507	$(26,189)
Foreign currency translation gain (loss)	316	121	544	(2,491)
Comprehensive income (loss)	9,316	$(22,006)	32,051	$(28,680)
Less: Comprehensive income (loss) attributable to non-controlling interests	21,807		44,542
Comprehensive income (loss) attributable to Perella Weinberg Partners	$(12,491)		$(12,491)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Perella Weinberg Partners

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(Dollars in Thousands)

		Shares
	Partners’ Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2019	$87,725	-	-	$-	$-	$-	$-	$(5,820)	$-	$81,905
Cumulative effect of accounting change	(188)	-	-	-	-	-	-	-	-	(188)
Net income (loss)	(4,062)	-	-	-	-	-	-	-	-	(4,062)
Equity-based compensation	6,185	-	-	-	-	-	-	-	-	6,185
Distributions to partners	(9,429)	-	-	-	-	-	-	-	-	(9,429)
Other	(44)	-	-	-	-	-	-	-	-	(44)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	(2,612)	-	(2,612)
Balance at March 31, 2020	$80,187	-	-	$-	$-	$-	$-	$(8,432)	$-	$71,755
Net income (loss)	(22,127)	-	-	-	-	-	-	-	-	(22,127)
Equity-based compensation	6,179	-	-	-	-	-	-	-	-	6,179
Other	(26)	-	-	-	-	-	-	-	-	(26)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	121	-	121
Balance at June 30, 2020	$64,213	-	-	$-	$-	$-	$-	$(8,311)	$-	$55,902

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Perella Weinberg Partners

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(Dollars in Thousands)

		Shares
	Partners’ Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	$76,509	-	-	$-	$-	$-	$-	$(2,326)	$-	$74,183
Net income (loss)	22,507	-	-	-	-	-	-	-	-	22,507
Equity-based compensation	6,157	-	-	-	-	-	-	-	-	6,157
Distributions to partners	(9,816)	-	-	-	-	-	-	-	-	(9,816)
Other	384	-	-	-	-	-	-	-	-	384
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	228	-	228
Balance at March 31, 2021	$95,741	-	-	$-	$-	$-	$-	$(2,098)	$-	$93,643
Net income (loss) prior to Business Combination	37,350	-	-	-	-	-	-	-	-	37,350
Equity-based compensation prior to Business Combination	5,604	-	-	-	-	-	-	-	-	5,604
Foreign currency translation gain (loss) prior to Business Combination	-	-	-	-	-	-	-	298	-	298
Distributions to partners	(37,573)	-	-	-	-	-	-	-	-	(37,573)
Other	(10)	-	-	-	-	-	-	-	-	(10)
Effect of Business Combination	(101,112)	42,956,667	50,154,199	4	5	133,832	-	974	154,619	188,322
Net income (loss) after Business Combination	-	-	-	-	-	-	(12,499)	-	(15,851)	(28,350)
Equity-based compensation after Business Combination	-	-	-	-	-	1,461	-	-	-	1,461
Foreign currency translation gain (loss) after Business Combination	-	-	-	-	-	-	-	8	10	18
Balance at June 30, 2021	$-	42,956,667	50,154,199	$4	$5	$135,293	$(12,499)	$(818)	$138,778	$260,763

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Perella Weinberg Partners

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$31,507	$(26,189)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on debt extinguishment	39,408	-
Equity-based compensation	13,222	12,364
Depreciation and amortization	7,602	7,794
Amortization of debt discounts and deferred financing costs	2,247	1,943
Change in fair value of warrant liabilities	(948)	-
Non-cash operating lease expense	8,624	8,471
Other	(390)	(272)
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	(43,509)	10,908
Due from related parties	(637)	662
Prepaid expenses and other assets	(12,635)	8,485
Deferred tax asset	(1,030)	(985)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(1,383)	(122,444)
Deferred compensation programs	348	2,931
Accounts payable, accrued expenses and other liabilities	1,063	(3,587)
Deferred revenue	(6,676)	1,517
Lease liabilities	(8,984)	(9,997)
Net cash provided by (used in) operating activities	27,829	(108,399)
Cash flows from investing activities
Purchases of fixed assets	(451)	(4,104)
Other	(978)	-
Net cash provided by (used in) investing activities	(1,429)	(4,104)
Cash flows from financing activities
Proceeds from Business Combination, including PIPE Investment	355,021	-
Payment of Business Combination costs	(20,570)	-
Draw down on Revolving Credit Facility	-	22,000
Principal payment on Revolving Credit Facility	(27,690)	(10,000)
Redemption of Convertible Notes	(160,930)	-
Redemption of partners’ interests	(104,540)	-
Distributions to partners	(47,389)	(9,430)
Debt issuance costs	(361)	-
Net cash provided by (used in) financing activities	(6,459)	2,570
Effect of exchange rate changes on cash, cash equivalents and restricted cash	668	(3,130)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,609	(113,063)
Cash, cash equivalents and restricted cash, beginning of period	330,908	266,582
Cash, cash equivalents and restricted cash, end of period	$351,517	$153,519
Supplemental disclosure of non-cash activities
Lease liabilities arising from obtaining right-of-use lease assets	$5,215	$363
Net assets of deconsolidated affiliate	$394	$-
Supplemental disclosures of cash flow information
Cash paid for income taxes	$2,272	$1,005
Cash paid for interest	$5,452	$6,027

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Note 1 – Organization and Nature of Business

Perella Weinberg Partners and its consolidated subsidiaries, including PWP Holdings LP (“PWP OpCo”) (collectively, “PWP” and the “Company”), is a global independent advisory firm that provides strategic and financial advice to a wide range of clients. The Company’s activities as an investment banking advisory firm constitute a single business segment that provides a range of advisory services related to mission-critical strategic and financial decisions, mergers and acquisitions advice and execution, capital markets advisory, shareholder and defense advisory, capital structure and restructuring, underwriting, equity research and private capital raising.

Perella Weinberg Partners (formerly known as FinTech Acquisition Corp. IV (“FTIV”)) was incorporated in Delaware on November 20, 2018 as a special purpose acquisition company for the purpose of acquiring through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction, one or more businesses or assets. On June 24, 2021 (the “Closing Date” or “Closing”), the Company consummated its previously announced business combination pursuant to that certain Business Combination Agreement, dated as of December 29, 2020, by and among FTIV, FinTech Investor Holdings IV, LLC, FinTech Masala Advisors, LLC (together with FinTech Investor Holdings IV, LLC, the “Sponsor”), PWP OpCo, PWP GP LLC, PWP Professional Partners LP (“Professional Partners”), and Perella Weinberg Partners LLC (“Professionals GP”) (the “Business Combination Agreement”). As contemplated by the Business Combination Agreement, (i) FTIV acquired certain partnership interests in PWP OpCo, (ii) PWP OpCo became jointly-owned by Perella Weinberg Partners, Professional Partners and certain existing partners of PWP OpCo, and (iii) PWP OpCo serves as the Company’s operating partnership as part of an umbrella limited partnership C-corporation (Up-C) structure (collectively with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). See Note 3 – Business Combination for additional discussion related to the transaction.

The operations of PWP OpCo are conducted through a wholly-owned subsidiary, Perella Weinberg Partners Group LP (“PWP Group”), and its subsidiaries which are consolidated in these financial statements. PWP GP LLC is the general partner that controls PWP OpCo. The limited partner interests of PWP OpCo are held by Investor Limited Partners (the “ILPs”) and Professional Partners. The Company shareholders are entitled to receive a portion of PWP OpCo’s economics through their direct ownership interests in shares of Class A common stock of PWP. The non-controlling interest owners of PWP OpCo receive economics through ownership of PWP OpCo Class A partnership units (“PWP OpCo Units”). See Note 11 – Stockholders’ Equity for additional information.

Historical Transactions

PWP OpCo was formed under Delaware law on November 30, 2016 in conjunction with a business combination between NoCo A L.P. and Tudor, Pickering, Holt & Co., LLC. Prior to February 28, 2019, PWP OpCo owned and operated two distinct businesses: investment banking advisory (“Advisory business”) and asset management (“Asset Management business”).

On February 28, 2019 (the “Separation Date”), a reorganization of the existing Advisory and Asset Management businesses of PWP Holdings LP was effected which resulted in the spin-off of its Asset Management business (the “Separation”). PWP Holdings LP was divided into (i) PWP OpCo, which holds the former Advisory business and (ii) PWP Capital Holdings LP, which holds the former Asset Management business. In connection with the Separation, the net assets primarily related to the Asset Management business were allocated to PWP Capital Holdings LP and the net assets primarily related to the Advisory business were allocated to PWP OpCo. Subsequent to the Separation, the ILPs and Professional Partners hold equity in both PWP OpCo and PWP Capital Holdings LP.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements reflect the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

The Business Combination was treated as a reverse recapitalization transaction between entities under common control, whereby PWP OpCo was considered the accounting acquirer and predecessor entity and therefore recognized the carrying value of the net assets of FTIV as an equity contribution with no incremental goodwill or intangible assets. The historical operations of PWP OpCo are deemed to be those of the Company. Thus, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect (i) the historical operating results of PWP OpCo prior to the Business Combination and (ii) the combined results of the Company following the Business Combination. See Note 3 – Business Combination for additional discussion related to the transaction.

These condensed consolidated financial statements and notes thereto are unaudited, and as permitted by the interim reporting rules and regulations set forth by the Securities and Exchange Commission (the “SEC”), exclude certain financial information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s definitive proxy statement, dated May 27, 2021 (as amended or supplemented, including the filing of definitive additional materials, the “Proxy Statement”). The condensed consolidated financial statements reflect all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

All intercompany balances and transactions between the consolidated subsidiaries comprising the Company have been eliminated in the accompanying condensed consolidated financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements and related disclosures in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and the assumptions underlying these estimates are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary.

In preparing the condensed consolidated financial statements, management makes estimates regarding the following:

•
adequacy of the allowance for credit losses;
•
measurement and realization of deferred taxes;
•
measurement of equity-based awards;
•
evaluation of goodwill and intangible assets;
•
fair value measurement of financial instruments; and
•
other matters that affect the reported amounts and disclosures of contingencies in the condensed consolidated financial statements.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less from the date of purchase. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents. The Company maintains cash with banks and brokerage firms, which from time to time may exceed federally insured limits.

Restricted cash represents cash that is not readily available for general purpose cash needs. As of both June 30, 2021 and December 31, 2020, the Company had restricted cash of $1.8 million maintained as collateral for letters of credit related to the Company’s New York City and Paris office leases.

A reconciliation of the Company’s cash, cash equivalents and restricted cash as of June 30, 2021 and June 30, 2020 is presented below:

	June 30,
	2021	2020
Cash	$349,677	$151,693
Cash equivalents	-	-
Restricted cash	1,840	1,826
Cash, cash equivalents and restricted cash as shown on statements of cash flows	$351,517	$153,519

Accounts Receivable

Accounts receivable are presented net of allowance for credit losses based on the Company’s assessment of collectability. The Company regularly reviews its accounts receivable for collectability and an allowance is recognized for credit losses, if required. As of June 30, 2021 and December 31, 2020, $32.0 million and $5.1 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. Accrued revenue represents amounts due from clients and recognized as revenue in accordance with the Company’s revenue recognition policies but unbilled as of June 30, 2021 and December 31, 2020.

Accounts receivable represents amounts due from clients from various industry and geographic backgrounds. As of June 30, 2021, certain accounts receivable in the aggregate amount of $30.1 million were individually greater than 10% of the Company’s total accounts receivable and were concentrated with two clients. Of that amount, $17.0 million was subsequently received after June 30, 2021. As of December 31, 2020, there were no accounts receivable individually greater than 10% of the Company’s total accounts receivable.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Allowance for Credit Losses

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), under the modified retrospective approach. This new standard replaces the incurred loss impairment methodology for financial instruments with the current expected credit loss (“CECL”) model which requires an estimate of future credit losses.

The Company maintains an allowance for credit losses that, in management’s opinion, provides for an adequate reserve to cover estimated losses on accounts receivable. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company’s historical credit loss experience of its client receivables and taking into consideration current market conditions and supportable forecasts that affect the collectability of the reported amount. The Company updates its average credit loss rates periodically and maintains a quarterly allowance review process to consider current factors that would require an adjustment to the credit loss allowance. In addition, the Company periodically performs a qualitative assessment to monitor risks associated with current and forecasted conditions that may require an adjustment to the expected credit loss rates. The Company also regularly reviews the age of the receivables, credit worthiness of the client and the current economic conditions that may affect a client’s ability to pay such amounts owed to the Company and as a result, may recognize a specific credit loss reserve. Changes to expected credit losses during the period are included in General, administrative and other expenses in the Condensed Consolidated Statements of Operations. After concluding that a reserved accounts receivable is no longer collectible, the Company reduces both the gross receivable and the allowance for credit losses.

Consolidation

The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. The assets and liabilities of PWP OpCo represent substantially all of the Company's consolidated assets and liabilities with the exception of certain income taxes payable, deferred taxes and liabilities under the tax receivable agreement. As of June 30, 2021 and December 31, 2020, the net assets of PWP OpCo were $258.9 million and $74.2 million, respectively. As of June 30, 2021 and December 31, 2020, the Company did not consolidate any VIEs other than PWP OpCo that were deemed material to the condensed consolidated financial statements.

Equity Method Investments

When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting. The investment balance related to an equity method investee reflects the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of the investee. Equity method investments are included within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition. The Company reflects its share of income and losses of the investee in Other income (expense) on the Condensed Consolidated Statements of Operations using the most recently available earnings data for the reporting period.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Prepaid Expenses and Other Assets

The majority of Prepaid expenses and other assets consists of prepaid expenses and deferred offering costs. Prepaid expenses relate to various services, including subscriptions, software licenses and insurance, which are amortized over the life, related service period or policy. Deferred offering costs are associated with the reorganization and recapitalization efforts related to the pursuit of becoming a publicly traded company. The Company initially pursued a traditional initial public offering but later terminated this process in May 2020. Upon termination, the Company expensed all previously deferred offering costs totaling $14.8 million to Professional fees on the Condensed Consolidated Statements of Operations. Later in 2020, the Company reinitiated efforts of becoming a publicly traded company via the Business Combination and deferred certain offering costs until the Closing Date. These costs were netted against proceeds of the Business Combination on the Closing Date, and as such, no deferred offering costs are included within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition as of June 30, 2021. As of December 31, 2020, cumulative offering costs of $9.1 million were deferred within Prepaid expenses and other assets.

Warrants

The Company evaluated the public and private warrants under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and concluded that they do not meet the criteria to be classified as equity in the Condensed Consolidated Statements of Financial Condition. Since the public and private warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities at fair value upon the closing of the Business Combination in accordance with ASC 820, Fair Value Measurement, with subsequent changes in their respective fair values recorded in Change in fair value of warrant liabilities on the Condensed Consolidated Statements of Operations and on the Condensed Consolidated Statements of Cash Flows.

Tax Receivable Agreement

In connection with the Business Combination as described in Note 3 – Business Combination, PWP entered into a tax receivable agreement with PWP OpCo, Professional Partners and ILPs under which PWP agreed to payment of 85% of the amount of savings, if any, that PWP realizes in U.S. federal, state, local and foreign income taxes as a result of (i) exchanges of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (ii) payments made under the tax receivable agreement. Management’s best estimate of the amounts expected to be owed in connection with the tax receivable agreement at each reporting date are reported within the Amount due pursuant to tax receivable agreement on the Condensed Consolidated Statements of Financial Condition.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Income Taxes

Prior to the Business Combination, the Company operated as a partnership, and therefore, was generally not subject to U.S. federal and state corporate income taxes. Subsequent to the Business Combination, PWP is a corporation and is subject to U.S. federal and state corporate income taxes on its proportionate share of taxable income generated by the operating partnership, PWP OpCo, as well as any standalone income (or loss) generated at the PWP entity level. PWP OpCo is treated as a partnership, and as a result, taxable income (or loss) generated by PWP OpCo flows through to its limited partners, including PWP, and is generally not subject to U.S. federal or state income tax at the partnership level. The Company primarily conducts business through disregarded entities held by PWP OpCo, as well as non-U.S. subsidiaries which generally operate as corporate entities in various non-U.S. jurisdictions. Certain non-U.S. subsidiaries are subject to income taxes in their respective local jurisdictions, and therefore, the related income tax provision is reported in the consolidated statements of income.

Taxes are accounted for using the asset and liability method of accounting pursuant to ASC 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases, using tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent on the amount, timing and character of the Company’s future taxable income. When evaluating the realizability of deferred tax assets, all evidence – both positive and negative – is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing temporary tax differences and tax planning strategies.

The Company analyzes its tax positions for all U.S. federal, state and local tax jurisdictions where it is required to file income tax returns in accordance with the provisions of ASC 740. This standard establishes consistent thresholds for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the relevant taxing authority upon audit. This standard requires a two-step process in which (i) determination is made whether it is more-likely-than-not that the tax position will be sustained based on the technical merits of the position, and (ii) those tax positions that meet the more-likely-than-not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. If upon performance of an assessment pursuant to ASC 740 the Company determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the condensed consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as Interest expense and General, administrative and other expenses in the Condensed Consolidated Statements of Operations.

Equity-Based Compensation

Equity-based compensation relates to equity-based awards granted to employees and partners of the Company. In all instances of equity-based awards, compensation expense is recognized over the requisite vesting period in an amount equal to the fair value of the awards at the grant date. The Company accounts for forfeitures of awards as they occur rather than applying an estimated forfeiture rate. For an award with service-only conditions that has a graded vesting schedule, the Company recognizes the compensation cost for the entire award on a straight-line basis over the requisite service period, ensuring that the amount recognized is at least equal to the vested portion of the award at each reporting date.

Non-Controlling Interests

For entities that are consolidated but not 100% owned, a portion of the income or loss and equity is allocated to holders of the non-controlling interest. The aggregate of the income or loss and corresponding equity that is owned by the holders of the non-controlling interest is included in non-controlling interest in the condensed consolidated financial statements. Non-controlling interests are presented as a separate component of equity on the Condensed Consolidated Statements of Financial Condition. Net income (loss) includes the net income (loss) attributable to the holders of the non-controlling interests on the Condensed Consolidated Statements of Operations. Profits and losses of PWP OpCo are allocated to the non-controlling interests in proportion to their ownership interest regardless of their basis, with an exception for certain equity-based compensation expense that gets fully attributed to non-controlling interests. Refer to Note 13 – Equity-Based Compensation for further information.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to Class A common shareholders by the weighted-average shares of Class A common shares outstanding without the consideration for potential dilutive securities. Diluted net income (loss) per share represents basic net income (loss) per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, warrants, and PWP OpCo Units that are exchangeable into shares of Class A common stock on a one-for-one basis. Diluted net income (loss) per share is computed by dividing the net income attributable to Class A common shareholders by the weighted-average number of shares of Class A common stock outstanding for the period determined using the treasury stock method and if-converted method, as applicable.

Recently Adopted Accounting Pronouncements

No changes to U.S. GAAP that went into effect during the six months ended June 30, 2021 had a material effect on the Company’s condensed consolidated financial statements.

Future Adoption of Accounting Pronouncements

No changes to U.S. GAAP that are not yet effective are expected to have a material effect on the Company’s condensed consolidated financial statements.

Note 3 – Business Combination

On June 24, 2021, the Company consummated a business combination pursuant to the Business Combination Agreement dated as of December 29, 2020, by and among the Company (previously FTIV), FinTech Investor Holdings IV, LLC a Delaware limited liability company, FinTech Masala Advisors, LLC, a Delaware limited liability company, PWP OpCo, PWP GP LLC, PWP GP, Professional Partners, and Professionals GP. Pursuant to the Business Combination Agreement, among other things, (i) FTIV acquired certain partnership interests in PWP OpCo, (ii) PWP OpCo became jointly-owned by PWP, Professional Partners and certain existing partners of PWP OpCo, and (iii) PWP OpCo now serves as the Company’s operating partnership as part of an Up-C structure. The Business Combination was treated as a reverse recapitalization transaction between entities under common control, whereby PWP OpCo was considered the accounting acquirer and predecessor entity and therefore recognized the carrying value of the net assets of FTIV as an equity contribution with no incremental goodwill or intangible assets.

On December 29, 2020, concurrent with the execution of the Business Combination Agreement, FTIV also entered into subscription agreements with certain private investors (“PIPE Investors”), pursuant to which the PIPE Investors collectively subscribed for 12,500,000 shares of the Company’s Class A common stock for an aggregate purchase price equal to $125.0 million (the “PIPE Investment”), including $1.5 million subscribed by entities related to the Sponsor. The PIPE Investment was consummated concurrently with the Closing.

In connection with the consummation of the Business Combination, the following occurred:

•
Pursuant to the Sponsor Share Surrender and Share Restriction Agreement executed concurrently with the Business Combination Agreement among the Sponsor, FTIV, PWP OpCo and certain other parties (the “Surrender Agreement”), which was amended on May 4, 2021, Sponsor surrendered and forfeited to FTIV 1,023,333 shares of Class B common stock, par value $0.0001 per share, of FTIV;
•
All outstanding shares of FTIV’s Class B common stock (other than the 1,023,333 shares of FTIV Class B common stock that were forfeited by the Sponsor) were converted into shares of FTIV’s Class A common stock, and FTIV’s outstanding warrants were assumed by the Company and became exercisable for shares of Company Class A common stock on the same terms as were contained in the warrant agreements prior to the Business Combination;
•
FTIV acquired newly-issued common units of PWP OpCo (“PWP OpCo Units”) in exchange for $355.0 million in cash and 42,956,667 shares of Class A common stock. The cash contributed equated to the proceeds from the PIPE Investment and the outstanding cash balances and marketable securities held in a trust account of FTIV as of Closing;

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

•
FTIV issued new shares of Class B-1 common stock, which have 10 votes per share, and Class B-2 common stock, which have one vote per share, to PWP OpCo, with the Class B-1 common stock being distributed to and owned by Professional Partners and the Class B-2 common stock being distributed to and owned by ILPs, with the number of shares of such common stock issued to PWP OpCo equal the number of PWP OpCo Units that were held by Professional Partners and ILPs, respectively, following the Closing;
•
Professional Partners contributed the equity interests of PWP GP, the general partner of PWP OpCo, to FTIV;
•
PWP OpCo repaid all of its indebtedness including $150.0 million of Convertible Notes and $27.7 million of the Revolving Credit Facility, both as defined in Note 10 – Debt, as well as accrued interest and applicable premium, resulting in a Loss on debt extinguishment of $39.4 million;
•
PWP OpCo first redeemed PWP OpCo Units held by certain electing ILPs in the amount of $80.5 million, and second, redeemed PWP OpCo Units held by certain electing former working partners in the amount of $28.6 million; and
•
FTIV was renamed “Perella Weinberg Partners.”

On the date of the Closing, the Company recorded $22.2 million in public warrant liabilities and $0.7 million in private warrant liabilities. See Note 12 – Warrants for further information. In conjunction with the Business Combination, the Company incurred approximately $2.9 million in transaction expenses, which were recorded in Professional fees on the Condensed Consolidated Statements of Operations, as well as $27.6 million of offering costs which were offset against the proceeds of the Business Combination.

At the time of the Closing and as of June 30, 2021, there were 42,956,667 shares of Class A common stock and 50,154,199 shares of Class B common stock outstanding. The number of shares of Class B common stock outstanding corresponds to the number of PWP OpCo Units attributable the Professional Partners and ILPs, which are exchangeable into PWP Class A common stock on a one-for-one basis and represent the non-controlling ownership interests in the Company. Class B-1 and B-2 common stock have de minimis economic rights. See Note 11 – Stockholders’ Equity for additional information.

Concurrent with the Closing, the Company entered into certain other related agreements which are discussed further in Note 11 – Stockholders’ Equity and Note 17 – Related Party Transactions.

Note 4 – Revenue and Receivables from Contracts with Customers

The services provided under contracts with clients include transaction-related advisory services, fairness opinion services, research and trading services, and underwriting services, each of which are typically identified as a separate performance obligation in contracts that contain more than one type of service. As discussed in detail below, each performance obligation meets the criteria for either over time or point in time revenue recognition. The following table disaggregates the Company’s revenue between over time and point in time recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Over time	$236,382	$108,774	$394,305	$200,814
Point in time	19,138	5,827	31,017	6,183
Total revenues	$255,520	$114,601	$425,322	$206,997

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Additionally, the Company is typically reimbursed for certain professional fees and other expenses incurred that are necessary in order to provide services to the client. These fees and related reimbursements are recorded when incurred to the relevant expense item and Revenues, respectively, in the Condensed Consolidated Statements of Operations. Reimbursable expenses billed to clients was $1.2 million and $2.8 million for the three and six months ended June 30, 2021, respectively, and $1.4 million and $2.9 million for the three and six months ended June 30, 2020, respectively.

Transaction-Related Advisory Services

The Company is contracted to provide different investment banking and advisory services that vary depending on the nature of the contract with each individual client. These transaction-related advisory services include, but are not limited to, providing financial advice and assistance in analyzing, structuring, planning, negotiating and effecting a transaction, providing financial advice with regard to a restructuring of a client’s capital structure, which may or may not result in a court-approved bankruptcy plan, and providing certain ongoing services, including research and analysis on potential targets, identifying potential investors, and financial modeling for potential transactions. Typically, the Company provides such advisory services to its clients to assist with corporate finance activities such as mergers and acquisitions, reorganizations, tender offers, leveraged buyouts, and the pricing of securities to be issued. In most circumstances, the Company considers the nature of the promises in its advisory contracts to comprise of a single performance obligation of providing advisory services to its clients. Although there may be many individual services provided in a typical contract, the individual services are not distinct within the context of the contract; rather the performance of these individual services helps to fulfill one overall performance obligation to deliver advisory services to the client.

The Company recognizes revenue from providing advisory services when or as its performance obligations are fulfilled. The majority of the Company’s advisory revenue is recognized over time. However, certain performance obligations may be recognized at a point in time if the performance obligation represents a singular objective that does not transfer any notable value until formally completed, such as when issuing fairness opinions, which are further discussed below. The Company provides its advisory services on an ongoing basis, which, for example, may include evaluating and selecting one of multiple strategies. During such engagements, the Company’s clients continuously benefit from its advice as the Company is providing financial and strategic advice throughout the engagement, and, accordingly, over time revenue recognition matches the transfer of such benefits.

Although the Company’s transaction-related advisory services meet the criteria for over time revenue recognition, the fee structures often involve an “all or nothing” consideration amount and the associated fees are predominantly considered variable as they are often based on the ultimate transaction value or the outcome ultimately achieved and/or are susceptible to factors outside of the Company’s influence such as third-party negotiations, regulatory approval, court approval, and shareholder votes. Accordingly, a large portion of the fees associated with these services is constrained until substantially all services have been provided, specified conditions have been met and/or certain milestones have been achieved, and it is probable that a significant revenue reversal will not occur in a future period.

In some cases, a portion of the variable fees may be deferred based on the services remaining to be completed, if any (e.g., when announcement fees are earned but additional services are expected to be provided until the transaction closes). The determination of when and to what extent to recognize variable fees may require significant judgment, particularly when milestones are met near the end of a reporting period and in cases where additional services are expected to be provided subsequent to the achievement of the milestone. Fixed fees specified in the Company’s contracts, which may include upfront fees and retainers, are recognized on a systematic basis over the estimated period in which the related services are performed.

Payments for transaction-related advisory services are generally due upon completion of a specified event or, for retainer fees, periodically over the course of the engagement. The Company recognizes a receivable between the date of completion of the event and payment by the client.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Fairness Opinion Services

Although the Company usually provides fairness opinion services in conjunction with and in the same contract as other transaction-related advisory services, fairness opinion services are considered to be a separate performance obligation in such contracts because they could be obtained separately and the Company is able to fulfill its promise to transfer transaction-related advisory services independent from its promise to provide fairness opinion services. The Company typically charges a separate, fixed fee associated with fairness opinion services that represents the standalone selling price of the fairness opinion services. The fee is recognized at the point in time at which the fairness opinion is delivered rather than over the period of time during which the services are being performed because the client does not simultaneously receive and consume the benefit of the Company’s performance to provide the fairness opinion but rather receives the benefit upon delivery of the fairness opinion itself. Payments for fairness opinion services are generally due upon delivery of the fairness opinion. The Company recognizes a receivable between the date of delivery of the fairness opinion and payment by the client.

Research and Trading Services

The Company, through a multitude of work products, provides research on the energy industry and related equity and commodity markets and also produces research on topical issues within the energy sector. The Company’s research clients continuously benefit from the research provided throughout the arrangement, and, accordingly, over time revenue recognition matches the transfer of such benefits. Recipients of this research compensate the Company for these market insights in two ways – either by direct payment (the amount of which is typically at the client’s discretion based upon the perceived value of the research services provided) or through trades directed through the Company’s trading desk (for commission generation) or through third-party commission sharing agreements. These services are sometimes referred to as “soft-dollar arrangements,” and the amount of payment is typically based on a percentage of commission income generated from the client’s trades executed by the Company. The commission per share and volume of trades are at the client’s discretion based upon the perceived value of the research services and trade execution provided. Generally, the Company does not provide trading services separate and apart from research services (i.e., clients do not typically execute trades through the Company in the normal course of business; rather, trade execution is used as a means to be compensated for research services).

Because fees received for research services, and any associated trading services, are typically at the complete discretion of the client and are based on the value the client perceives in the research services provided, the entire transaction price associated with such services is variable. Accordingly, because of the broad range of possible outcomes and the inability to predict the value the client will ascribe to such services, the Company fully constrains the revenue associated with research services, and any associated trading services, until the uncertainty associated with the variable consideration is subsequently resolved, which is typically upon the earlier of receiving an invoice request from the client or receiving payment from the client.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Underwriting Services

Revenue associated with underwriting services includes management fees, selling concessions and underwriting fees attributable to public and private offerings of equity and debt securities. The nature of the Company’s underwriting services is raising capital on behalf of an issuer and, therefore, is typically accounted for as a single performance obligation. A separate performance obligation is identified in instances in which the contract with the client includes an over-allotment option. The Company’s underwriting services generally do not meet any of the requirements for revenue to be recognized over time, and therefore, the Company typically recognizes underwriting revenue on the pricing date of the offering, which is when the Company receives the pricing wire communication from the lead underwriter detailing the underwriting fees to which the Company is entitled. Similarly, the performance obligation associated with the over-allotment is satisfied at the point in time at which the option is exercised.

The Company’s role in underwriting commitments is usually as a co-manager or passive bookrunner, rather than as the lead underwriter. Accordingly, the Company estimates its share of transaction-related expenses incurred by the underwriting syndicate on the pricing date of the offering and presents these expenses gross within Travel and related expenses in the Condensed Consolidated Statements of Operations. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

Contract Costs

Incremental costs of obtaining a contract are expensed as incurred as such costs are generally not recoverable. Costs to fulfill contracts consist of out-of-pocket expenses that are part of performing transaction-related advisory services and are typically expensed as incurred as these costs are related to performance obligations that are satisfied over time.

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of June 30, 2021, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied is $3.9 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services and fairness opinion services.

The Company recognized revenue of $139.7 million and $255.5 million during the three and six months ended June 30, 2021, respectively, and $42.9 million and $108.1 million during the three and six months ended June 30, 2020, respectively, related to performance obligations that were satisfied or partially satisfied in prior periods, mainly due to constraints on variable consideration in prior periods being resolved for transaction-related advisory services.

Contract Balances

The timing of revenue recognition may differ from the timing of payment. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment.

The Company records deferred revenue (otherwise known as contract liabilities) when it receives fees from clients that have not yet been earned or when the Company has an unconditional right to consideration before all performance obligations are complete (e.g., receipt of certain announcement, retainer or upfront fees before the performance obligation has been fully satisfied). As of June 30, 2021 and December 31, 2020, the Company recorded $4.0 million and $10.6 million, respectively, for these contract liabilities which are presented as Deferred revenue on the Condensed Consolidated Statements of Financial Condition. For the six months ended June 30, 2021 and 2020, $9.6 million and $1.5 million, respectively, of the respective beginning deferred revenue balance was recognized as revenue and was primarily related to transaction-related advisory services performance obligations that are recognized over time.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Allowance for Credit Losses

The allowance for credit losses activity for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance (1)	$1,196	$1,074	$1,045	$1,923
Provision for credit losses	(88)	90	(626)	(246)
Write-offs	(7)	(82)	(28)	(558)
Recoveries	-	-	710	-
Foreign currency translation and other adjustments	3	5	3	(32)
Ending balance	$1,104	$1,087	$1,104	$1,087
(1)
Beginning balance for the six months ended June 30, 2020 includes the cumulative adjustment of $0.2 million, which reflects the increase in the Company’s allowance for credit losses upon adoption of ASU 2016-13 and the CECL model on January 1, 2020.

Note 5 – Leases

The Company leases office space and certain office equipment under operating lease agreements. The Company determines if an arrangement or contract is a lease at inception and does not separate lease and non-lease components of the contract. The Company records the present value of its commitments for leases with terms of more than one year on the Condensed Consolidated Statements of Financial Condition as a right-of-use asset with the corresponding liability. Right-of-use assets are subject to certain adjustments for lease incentives, deferred rent and initial direct costs. The Company elected the practical expedient not to separate lease components and non-lease components in calculating the net present value of the lease payments on office space and office equipment leases. Thus, the measurement of the right-of-use asset and corresponding lease obligation use one single combined component. All leases were determined to be operating leases. Right-of-use assets represent the Company’s right to use the underlying assets for their lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from these leases. The Company’s lease agreements do not contain any residual value guarantees. Lease expense is recognized on a straight-line basis over the lease term for new leases and over the remaining lease term for existing leases already in place at January 1, 2019 (date of adoption).

The implicit discount rates used to determine the present value of the Company’s leases are not readily determinable, thus, the Company uses its incremental borrowing rate to determine the present value of its lease payments. The determination of an appropriate incremental borrowing rate requires significant assumptions and judgement. The Company’s incremental borrowing rate was calculated based on the Company’s recent debt issuances and market conditions at the time of adoption or upon entering into a new lease, as applicable. The Company weights the rates appropriately depending on the term of the leases. Renewal and termination terms of the Company’s leases vary depending on the lease. The Company estimates the expected lease terms by assuming the exercise of renewal options and extensions where an economic penalty exists that would preclude the abandonment of the lease at the end of the initial non-cancelable term and the exercise of such renewal or extension is at the sole discretion of the Company. Certain lease agreements are secured by security deposits, which are reflected in Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition.

In conjunction with the Separation, the Company entered into sublease agreements for portions of its Houston and New York office spaces with the Asset Management business through 2027 and 2022, respectively. These subleases are considered operating leases. The subleases do not include renewal options and the Company has the right to terminate these subleases for any reason after giving 90 days prior written notice. Sublease income is recognized on a straight-line basis over the term of the lease. The Company elected the practical expedient not to separate lease components and non-lease components for these subleases. See additional information regarding these subleases in Note 17 – Related Party Transactions.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

In May 2021, the Company extended the term of its New York office lease by five months, which resulted in an increase to Lease liabilities and a corresponding increase to Right-of-use lease assets of $5.1 million.

Other information as it relates to the Company’s operating leases is as follows:

	June 30, 2021	December 31, 2020
Weighted-average discount rate - operating leases	3.36%	4.07%
Weighted-average remaining lease term - operating leases	3.72 years	3.99 years

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$4,871	$4,827	$9,689	$9,654
Variable lease cost	1,067	1,391	2,383	3,036
Sublease income - operating leases	(806)	(967)	(1,613)	(1,951)
Total net lease cost	$5,132	$5,251	$10,459	$10,739

Cash paid for lease obligation			$10,180	$10,842

As of June 30, 2021, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases	Sublease Income	Net Minimum Payments
Remainder of 2021	$10,026	$1,255	$8,771
2022	19,682	378	19,304
2023	14,199	188	14,011
2024	4,953	192	4,761
2025	3,457	195	3,262
Thereafter	5,949	334	5,615
Total minimum lease payments	58,266	$2,542	$55,724
Less: Imputed Interest	(3,840)
Total lease liabilities	$54,426

Note 6 – Intangible Assets

The intangible assets were recognized at their estimated fair values, which was based on certain projected future revenues and involved the use of significant judgment. Below is the detail of the intangible assets acquired:

	June 30, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(21,725)	$25,675
Trade names and trademarks	18,400	(8,433)	9,967
Total	$65,800	$(30,158)	$35,642

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(19,355)	$28,045
Trade names and trademarks	18,400	(7,513)	10,887
Total	$65,800	$(26,868)	$38,932

The intangible assets are amortized over an average useful life of 10 years. Intangible amortization expense was $1.6 million and $3.3 million for the three and six months ended June 30, 2021, respectively, and $1.6 million and $3.3 million for the three and six months ended June 30, 2020, respectively, which is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations. Amortization of intangible assets held at June 30, 2021 is expected to be $6.6 million for each of the years ending December 31, 2021, 2022, 2023, 2024 and 2025. These intangible assets will be fully amortized by November 30, 2026.

Note 7 – Regulatory Requirements

The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries, including the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Investment Industry Regulatory Organization of Canada (“IIROC”), the Financial Conduct Authority (“FCA”) of the United Kingdom (the “UK”) and the Autorité de contrôle prudentiel et de resolution (“ACPR”) of France. These subsidiaries are subject to various minimum net capital requirements as outlined below. None of these subsidiaries hold funds or securities for, or owe money or securities to, customers or carry accounts of or for customers, and as such are all exempt from the SEC Customer Protection Rule (Rule 15c3-3).

Perella Weinberg Partners LP (“PWP LP”) and Tudor, Pickering, Holt & Co. Securities, LLC (“TPH Securities”), subsidiaries of the Company, are subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1). Effective January 1, 2021, Tudor Pickering Holt & Co Advisors LP (“TPH Advisors”), another subsidiary of the Company subject to SEC Rule 15c3-1, merged with PWP LP and became one operating entity as part of an internal reorganization. There was no material impact to regulatory requirements as a result of this reorganization. Prior to this internal reorganization and as of December 31, 2020, PWP LP, TPH Securities and TPH Advisors had combined net capital of $54.8 million, which was $52.9 million in excess of their combined individual minimum capital requirements. Subsequent to this internal reorganization and as of June 30, 2021, PWP LP and TPH Securities had combined net capital of $71.1 million, which was $70.7 million in excess of their combined individual minimum capital requirements.

Perella Weinberg UK Ltd. is subject to FCA capital adequacy rules and Tudor, Pickering, Holt & Co. Securities Canada, ULC is subject to IIROC capital adequacy rules. Both entities were in excess of the applicable capital requirements as of June 30, 2021 and December 31, 2020.

Perella Weinberg Partners France S.A.S was exempt from ACPR capital adequacy rules as of December 31, 2020 and was in excess of the applicable capital requirements as of June 30, 2021.

As a result of the minimum capital requirements and various regulations on these broker dealers, the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Note 8 – Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Leasehold improvements	$49,880	$49,718
Furniture and fixtures	8,494	8,606
Equipment	16,750	35,293
Software	9,952	14,395
Total	85,076	108,012
Less: Accumulated depreciation and amortization	(71,794)	(90,823)
Fixed assets, net	$13,282	$17,189

Depreciation expense related to fixed assets was $1.7 million and $3.6 million for the three and six months ended June 30, 2021, respectively, and $1.8 million and $3.7 million for the three and six months ended June 30, 2020, respectively. Amortization expense related to software development costs was $0.3 million and $0.7 million for the three and six months ended June 30, 2021, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively.

During the three and six months ended June 30, 2021, the Company disposed of certain obsolete assets, substantially all of which were fully depreciated.

Note 9 – Income Taxes

The Company’s effective tax rate was 5.47% and 7.47% for the three and six months ended June 30, 2021, respectively, and (3.92%) and (6.26%) for the three and six months ended June 30, 2020, respectively. The Company’s income tax provision and the corresponding annual effective tax rate are based on projected U.S. GAAP income and the currently enacted statutory tax rates in the various jurisdictions in which the Company operates. For interim reporting, the Company estimates the annual effective tax rate based on projected income for the full year and records a quarterly tax provision in accordance with the annual effective tax rate.

The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above varies from the U.S. federal statutory rate primarily because (i) the Company was not subject to U.S. federal corporate income taxes prior to the Business Combination, (ii) a portion of equity-based compensation expense is non-deductible, both prior to the Business Combination and for the subsequent period and (iii) a portion of the Company’s income is allocated to non-controlling interests held in PWP OpCo in which the majority of any tax liability on such income is borne by the holders of such non-controlling interests and reported outside of the condensed consolidated financial statements.

The Business Combination resulted in a $15.7 million increase to the Company’s deferred tax asset primarily related to a step-up in the tax basis of certain assets that will be recovered as those assets are amortized. The remaining $2.3 million of the deferred tax asset balance as of June 30, 2021 is related to local and foreign income taxes in addition to the corporate income taxes resulting from the Business Combination. The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. Management has recorded a partial valuation allowance related to the outside partnership basis of its investment in PWP OpCo for the amount of the deferred tax asset that is not expected to be realized. The Company believes it is more-likely-than-not that the remaining net deferred tax asset recorded as of June 30, 2021 will be recovered in the future based on all available positive and negative evidence. In connection with the step-up in tax basis generated on the day of the Business Combination, the Company has recorded a payable of $13.7 million pursuant to the terms of the tax receivable agreement.

As of June 30, 2021, the Company has not recorded any unrecognized tax benefits associated with uncertain tax positions. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Note 10 – Debt

The following is a summary of the Company’s debt as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Convertible Notes	$-	$150,000
Revolving Credit Facility	-	27,690
Total debt facilities	-	177,690
Unamortized debt discount and issuance costs (1)	(596)	(30,725)
Total debt, net	$(596)	$146,965
(1)
As of June 30, 2021, the Company included unamortized debt issuance costs within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Position since there were no outstanding borrowings under the Revolving Credit Facility.

Convertible Notes

The Company issued 7.0% subordinated unsecured convertible notes with an aggregate principal amount of $150.0 million (the “Convertible Notes”) under a Note Purchase Agreement (as amended, the “NPA”) executed on November 30, 2016. The Convertible Notes were due to mature on November 30, 2026 (the “Maturity Date”) unless earlier converted or repaid pursuant to the terms of the NPA. The estimated intrinsic value of the Beneficial Conversion Feature (“BCF”) as of issuance was $32.7 million, which was recognized as a discount on the Convertible Notes with an offsetting increase to Partners’ capital. The BCF discount was amortized to interest expense using the effective interest method based on the Maturity Date.

Certain of the persons who held Convertible Notes (each herein referred to as a “Holder”) are partners. Refer to Note 17 – Related Party Transactions for further information.

In December 2020, the Company entered into letter agreements (the “2020 Letter Agreements”) with all Holders, which amended and restated any existing letter agreements, pursuant to which all of the holders (the “Redeeming Holders”) agreed to collectively tender for redemption $150.0 million aggregate principal amount of their Convertible Notes (such Convertible Notes, the “Redeemed Notes”) for cash. Pursuant to the terms of the 2020 Letter Agreements, the Redeeming Holders agreed not to convert their Convertible Notes in connection with the Business Combination.

Upon consummation of the Business Combination, the Company redeemed the Convertible Notes for $161.6 million, which included the total outstanding $150.0 million aggregate principal, an applicable premium for Redeeming Holders owning at least $5.0 million of principal, and accrued and unpaid interest. The Company recognized a $39.4 million loss on extinguishment of the Convertible Notes composed of the $10.9 million premium and $28.5 million of unamortized debt discount and issuance costs.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Debt Discount and Issuance Costs – A portion of the Convertible Notes was issued at a 5.0% original issue discount in the amount of $5.8 million coupled with a 3.0% commitment fee in the amount of $3.5 million. In addition to the discount and commitment fees, the Company incurred debt issuance costs of approximately $1.1 million. The debt discounts and original issuance costs were amortized using the effective interest method over the term of the Convertible Notes.

The effective interest rate of the Convertible Notes, considering the cash coupon rate of 7.0% as well as amortization of the BCF discount, debt discount and issuance costs, was 11.95% for each of the three and six months ended June 30, 2021 and 2020. The aggregate interest expense related to the Convertible Notes was $3.3 million and $6.9 million during the three and six months ended June 30, 2021, respectively, and $3.5 million and $7.0 million during the three and six months ended June 30, 2020, respectively.

Revolving Credit Facility

On November 30, 2016, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with Cadence Bank, N.A. (“Cadence Bank”). In December 2018, the Company amended the Credit Agreement to modify a term loan to a revolving credit facility with a line of credit of $50.0 million (the “Revolving Credit Facility”). During the six months ended June 30, 2020, the Company made principal payments on the Revolving Credit Facility of $10.0 million as well as drawdowns of $22.0 million. Applicable only to the period after the Separation and before the Business Combination, the Credit Agreement named PWP Capital Holdings LP as a guarantor of the Revolving Credit Facility and required that financial covenants be determined on a combined basis with the results of both the Company and PWP Capital Holdings LP for the applicable periods ended.

Upon consummation of the Business Combination, the Company repaid all of the outstanding borrowings under the Credit Agreement, which included $27.7 million principal amount plus accrued and unpaid interest. In anticipation of the Closing, on June 15, 2021, the Credit Agreement was amended such that as of the Closing Date, (i) the maturity was extended from April 1, 2022 to July 1, 2025, (ii) interest accrues at LIBOR plus a fixed rate of 2.00% per annum (with a 0.25% LIBOR floor) with an alternate base rate option equal to Cadence Bank’s prime rate minus 1.00% (with a 3.25% floor), (iii) up to $15.0 million of the Revolving Credit Facility may be used for the issuance of letters of credit, (iv) up to $20.0 million of incremental revolving commitments may be incurred under the Credit Agreement, and (v) certain financial covenants were amended. As of June 30, 2021, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred.

For the applicable periods prior to the Closing Date, the weighted average interest rate for the Revolving Credit Facility was 2.60% and 2.62% for the three and six months ended June 30, 2021, respectively, and 3.06% and 3.26% for the three and six months ended June 30, 2020, respectively.

Debt Issuance Costs – Prior to the Business Combination, the Company incurred $1.8 million in issuance costs related to the Credit Agreement, which were amortized to Interest expense using the effective interest method over the life of the Revolving Credit Facility. For the applicable periods prior to the Business Combination, the effective interest rate of the Revolving Credit Facility, taking into account these issuance costs, was 3.71% and 3.73% for the three and six months ended June 30, 2021, respectively, and 3.80% and 4.07% for the three and six months ended June 30, 2020, respectively. The amendments described above were accounted for as modifications as opposed to a debt extinguishment in accordance with U.S. GAAP. As such, the unamortized original debt issuance costs as well as the additional $0.4 million in fees incurred to amend the facility are being amortized using the effective interest method to Interest expense over the amended remaining term of the Revolving Credit Facility. Interest expense related to the Revolving Credit Facility was $0.3 million and $0.6 million during the three and six months ended June 30, 2021, respectively, and $0.5 million and $1.0 million during the three and six months ended June 30, 2020, respectively.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Note 11 – Stockholders’ Equity

Subsequent to the Business Combination as described in Note 3 – Business Combination, the Company’s authorized capital stock consists of 2,200,000,000 shares including (i) 1,500,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), (ii) 300,000,000 shares of Class B-1 common stock, par value $0.0001 per share (the “Class B-1 common stock”), and (iii) 300,000,000 shares of Class B-2 common stock, par value $0.0001 per share (the “Class B-2 common stock” and together with the Class B-1 common stock, the “Class B common stock”), and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”). Holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Shares of Class A common stock and Class B common stock are not subject to any conversion right and holders of the Class A common stock and Class B common stock do not have preemptive or subscription rights. Additionally, the Company has 7,870,000 warrants outstanding as of June 30, 2021. See Note 12 – Warrants for additional information.

Class A Common Stock

Holders of Class A common stock are entitled to one vote for each share on all matters submitted to the stockholders for their vote or approval. Additionally, holders of shares of Class A common stock are entitled to receive ratably, in proportion to the number of shares held by them, dividends and other distributions in cash, stock or property of PWP when, as, and if declared by the Board of Directors out of our assets or legally available funds.

Class B Common Stock

The Company has two classes of Class B common stock: Class B-1 common stock and Class B-2 common stock. Holders of Class B common stock are entitled to receive ratably, in proportion to the number of shares held, dividends of the same type as any dividends and other distributions in cash, stock or property of PWP payable or to be made on outstanding shares of Class A common stock in an amount per share of Class B common stock equal to the amount of such dividends or other distributions as would be made on 0.001 shares of Class A common stock. Additionally, the holders of shares of Class B common stock are entitled to receive on a pari passu basis with the holders of the Class A common stock, such dividend or other distribution on the Class A common stock when, as, and if declared by the Board of Directors out of our assets or legally available funds. Each holder of Class B-1 common stock shall be entitled to ten votes for each share of Class B-1 common stock held of record by such holder for so long as the Professional Partners directly or indirectly maintain units that represent at least ten percent of issued and outstanding Class A common stock (the “10% Condition”). After the 10% Condition ceases to be satisfied, each share of Class B-1 common stock shall be entitled to one vote. Each holder of Class B-2 common stock shall be entitled to one vote for each share of Class B-2 common stock held of record by such holder.

The Class B-1 common stock was distributed to and owned by Professional Partners and the Class B-2 common stock was distributed to and owned by ILPs, with the number of shares of such Class B common stock issued equal to the number of PWP OpCo Units held by Professional Partners and ILPs, respectively, at the Business Combination Closing.

Preferred Stock

The Board of Directors may establish one or more classes or series of preferred stock (including convertible preferred stock). Our board of directors may determine, with respect to any class or series of preferred stock, the terms and rights of such class or series. We currently do not have any preferred stock issued and outstanding.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Rights upon Liquidation

In the event of any liquidation, dissolution or winding up of PWP, after payments to creditors of the corporation that may at the time be outstanding and subject to the rights of any holders of Preferred Stock that may then be outstanding, holders of shares of Class A common stock and Class B common stock shall be entitled to receive ratably, in proportion to the number of shares held by them, all remaining assets and funds of PWP available for distribution. For purposes of any such distribution, each share of Class B common stock shall be entitled to receive the same distribution as 0.001 shares of Class A common stock.

Non-Controlling Interests

Non-controlling interests represents the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. Professional Partners and the ILPs own 50,154,199 PWP OpCo Units at the Closing and as of June 30, 2021, which represent a 53.87% non-controlling ownership interest in PWP OpCo. These PWP OpCo Units are exchangeable into PWP Class A common stock on a one-for-one basis. Class B-1 and Class B-2 common stock have de minimis economic rights.

Registration Rights Agreement

In connection with the Closing, the Company entered into a registration rights agreement with the Sponsor, Professional Partners and the ILPs pursuant to which the Company is required to file with the SEC a registration statement pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”) registering the resale of certain shares of its Class A common stock and certain of its other equity securities. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the registration rights agreement. The registration rights agreement does not contain any penalties associated with failure to file or to maintain the effectiveness of a registration statement covering the shares owned by individuals covered by such agreement.

Sponsor Share Surrender and Share Restriction Agreement

Concurrent with the Business Combination Agreement, FTIV, PWP OpCo and certain other parties entered into the Surrender Agreement with the Sponsor, which was amended on May 4, 2021, under which the founder shares and Placement Shares owned by the Sponsor are subject to transfer restrictions that lapse in tranches based on share price targets or the 10 year anniversary, whichever occurs first. Additionally, if, prior to the fourth anniversary of the Closing, the closing share price is greater than $12.00 per share or $15.00 per share for any 20 trading days out of 30 consecutive trading days (each a “Trigger Date”), then, during the 15 day period following such Trigger Date, the Company shall have the right to purchase from the Sponsor up to an aggregate of 1,000,000 founder shares per Trigger Date for a purchase price of $12.00 per share or $15.00 per share, respectively, by providing written notice of such repurchase election to the Sponsor.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Stockholder Agreement

On the date of the Closing, PWP and Professional Partners entered into a Stockholders Agreement (the “Stockholders Agreement”), providing for certain approval and director nomination rights in favor of Professional Partners. The Stockholders Agreement provides that for so long as Professional Partners or its limited partners as of the date of the Closing (or their permitted successors or assigns) continue to hold securities representing at least five percent of the Company’s outstanding Class A common stock on an as-exchanged basis (the “5% Condition”), the Board may not approve, absent the prior consent of Professional Partners, any amendment to the certificate of incorporation or bylaws of the Company, or the limited partnership agreement of PWP OpCo, in each case, that would materially and adversely affect in a disproportionate manner the rights of Professional Partners or its limited partners.

In addition, for so long as the 10% Condition is met, the Board may not approve, absent the prior consent of Professional Partners, a number of ordinary course operating activities in respect of the Company, PWP OpCo and PWP OpCo’s subsidiaries.

The effect of the agreement is that Professional Partners may maintain control over the Company’s significant corporate transactions even if it holds less than a majority of the combined total voting power of the Class A and Class B common stock. The Stockholders Agreement will terminate once the 5% Condition is no longer satisfied.

PWP OpCo Limited Partnership Agreement

Governance and Voting and Economic Rights

On the date of the Closing, PWP OpCo adopted an Amended and Restated Agreement of Limited Partnership of PWP OpCo (as amended, restated, modified or supplemented from time to time, the “PWP OpCo LPA”). Through the Company’s control of PWP GP, the general partner of PWP OpCo, the Company will have unilateral control (subject to the consent of PWP OpCo’s partners on certain limited matters) over the affairs and decisions of PWP OpCo, including the appointment of officers of PWP OpCo. As such, including through such officers and directors, the Company will be responsible for all operational and administrative decisions of PWP OpCo and the day-to-day management of PWP OpCo’s business. Furthermore, PWP GP cannot be removed as the general partner without the Company’s approval. No holders of PWP OpCo Units (the “PWP OpCo Unitholders”), in their capacity as such, will have any authority or right to control the management of PWP OpCo or to bind it in connection with any matter. However, Professional Partners, which is ultimately managed by a committee of limited partners that manages Professionals GP, the general partner of Professional Partners, will have the ability to exercise majority voting control over the Company by virtue of its ownership of all outstanding shares of Class B-1 common stock.

In accordance with the PWP OpCo LPA, the Company intends to use best efforts to cause PWP OpCo to make sufficient cash distributions to the PWP OpCo Unitholders to fund their tax obligations in respect of the income of PWP OpCo that is allocated to them. Generally, these tax distributions will be computed based on the Company’s estimate of the net taxable income of PWP OpCo allocable to such holder of partnership units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporation (taking into account the non-deductibility of certain expenses and the character of PWP OpCo’s income).

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Exchange Rights

In accordance with the PWP OpCo LPA, PWP OpCo Unitholders (other than the Company) may exchange these units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock with the form of consideration determined by the Company. Concurrently with an exchange of PWP OpCo Units for shares of Class A common stock or cash by a PWP OpCo Unitholder who also holds shares of Class B common stock, such PWP OpCo Unitholder will be required to surrender to us a number of shares of Class B common stock equal to the number of PWP OpCo Units exchanged, and such shares will be converted into shares of Class A common stock or cash (at our option) which will be delivered to such PWP OpCo Unitholder (at our option) at a conversion rate of 0.001.

The PWP OpCo LPA contains restrictions on the ability to exchange PWP OpCo Units for shares of Class A common stock or cash from an offering of shares of Class A common stock, for the following periods: (i) PWP OpCo Units held by Professional Partners will be subject to a restriction for time periods that are fully back-to-back with the lock-up periods contemplated in the amended and restated limited partnership agreement of Professional Partners (generally speaking, such lock-up periods (a) for former working partners, will be 180 days after Closing; and (b) for working partners, will be between three to five years after the Closing), (ii) PWP OpCo Units held by ILPs existing at the time of the Business Combination will be subject to such restriction for 180 days after the Closing, and (iii) any other outstanding PWP OpCo Units not previously covered by clauses (i) and (ii) above will be subject to such restriction for a period of twelve months following the date on which such PWP OpCo Units were acquired. PWP GP may waive the foregoing restrictions for any holder with respect to all or a portion of such holder’s units, with no obligation to do so for any other holder.

Note 12 – Warrants

Public Warrants

Each public warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment, and are exercisable commencing 30 days after the Business Combination. A warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The warrants will expire five years after the Business Combination, or earlier upon redemption or liquidation.

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

The Company filed a registration statement under the Securities Act with the SEC on July 15, 2021 which was declared effective July 26, 2021. It is the Company’s responsibility to maintain the effectiveness of such registration statement and a current prospectus related thereto, until the expiration of the public warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the shares of Class A common stock are, at the time of any exercise of a public warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their public warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Once the warrants become exercisable, the Company may call the warrants for redemption as follows: (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and (iv) if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the public warrants for redemption for cash, management will have the option to require any holder that wishes to exercise the public warrants to do so on a “cashless basis” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the warrants.

Warrant holders do not have the rights or privileges of holders of Class A common stock and any voting rights until they exercise their warrants and receive shares of Class A common stock. After the issuance of shares of Class A common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders. As of June 30, 2021, the Company had 7,666,666.67 public warrants outstanding.

Private Warrants

The private warrants are identical to the public warrants, except that the private warrants and the Class A common stock issuable upon the exercise of the private warrants will not be transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the private warrants are held by someone other than the Sponsor or its permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. As of June 30, 2021, the Company had 203,333.33 private warrants outstanding.

Valuation of Warrants

The public and private warrants meet the definition of a derivative under ASC 815 and as such, the Company recorded these warrants as liabilities at fair value upon the closing of the Business Combination in accordance with ASC 820 with subsequent changes in their respective fair values recorded in Change in fair value of warrant liabilities on the Condensed Consolidated Statements of Operations. See Note 16 – Fair Value Measurements and Investments for description of the valuation methodology and further information.

Exercise of Warrants

As of June 30, 2021, none of the public or private warrants were exercisable.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Note 13 – Equity-Based Compensation

PWP Omnibus Incentive Plan Awards

Concurrent with the Business Combination, the Company adopted the Perella Weinberg Partners 2021 Omnibus Incentive Plan (the “PWP Incentive Plan”), which establishes a plan for the granting of incentive compensation awards measured by reference to PWP Class A common stock. Under the PWP Incentive Plan, the Company can grant options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards or any combination of the foregoing. The maximum aggregate number of shares of Class A common stock reserved for issuance under the PWP Incentive Plan for general purposes (“General Share Reserve”) is 13,980,000 shares and will be increased on the first day of each fiscal year of the Company beginning in calendar year 2022 by the number of shares of Class A common stock equal to the excess, if any, of (i) 15% of the number of outstanding shares of Class A common stock and the outstanding PWP OpCo Units that are exchangeable for shares of Class A common stock, in each case, on last day of the immediately preceding fiscal year, over (ii) the number of shares of Class A common stock reserved and available for issuance in respect to future grants of awards under the PWP Incentive Plan as of the last day of the immediately preceding fiscal year. In addition to the General Share Reserve, 10,200,000 shares of Class A common stock (the “Transaction Pool Share Reserve”) are reserved for issuance under the plan through the one-year anniversary of the Business Combination. The Company intends to use newly issued shares of PWP Class A common stock to satisfy vested awards under the plan. Awards granted from the General Share Reserve that are subsequently forfeited, cancelled, exchanged, surrendered, terminated or expired are available for future grant. However, awards granted from the Transaction Pool Share Reserve that are subsequently forfeited, cancelled, exchanged, surrendered, terminated or expired are not available for future grant. As of June 30, 2021, no grants were made under the PWP Incentive Plan, and as such, 24,180,000 total shares remained reserved for issuance.

Legacy Awards and Professional Partners Awards

Prior to the Business Combination, Professional Partners granted certain equity-based awards to partners providing services to PWP OpCo (the “Legacy Awards”). In January 2020, the Company granted Legacy Awards with a grant-date fair value of $6.4 million, which was estimated using the income approach and assumed a range of discount rates between 3.8% and 11.2%. In January 2021, the Company granted Legacy Awards with a grant-date fair value of $9.3 million, which was estimated using the income approach and assumed a range of discount rates between 2.0% and 9.8%. Under the income approach, fair value is determined by converting future projected cash flows to a single present value amount (discounted) using current expectations about those future cash flows.

In connection with the Business Combination and a related internal reorganization of Professional Partners, an ownership structure was implemented that includes a class of partnership units that allocates increases in value and income and distributions on a pro-rata basis to all holders of such partnership units in accordance with their ownership interests. Pursuant to the internal reorganization, existing Legacy Awards were canceled and replaced by converting each limited partner’s capital interests in Professional Partners attributable to PWP OpCo into a combination of original capital units (“OCUs”), value capital units (“VCUs”), and/or alignment capital units (“ACUs”). The OCUs are held by current limited partners of Professional Partners based on a pro-rata allocation of their existing capital and were fully vested upon recapitalization. The VCUs and ACUs (collectively, “Professional Partners Awards”) are held by current working partners and require services to be performed on behalf of PWP OpCo. The Professional Partners Awards are generally subject to a service-based graded vesting schedule over a three to five-year period. Fully vested Professional Partners Awards are exchangeable for PWP OpCo Units and allow for their exchange into Class A common stock of PWP on a one-for-one basis. Holders of Professional Partners Awards and OCUs are entitled to participate in distributions made on PWP OpCo Units underlying their Professional Partners Awards during the vesting period.

The Company accounted for the cancellation of the Legacy Awards and concurrent grant of Professional Partners Awards as a modification of the Legacy Awards. The fair value of the Professional Partners Awards granted was determined to be incremental value conveyed to the holders of the Legacy Awards and will be accounted for under ASC 718, Compensation—Stock Compensation, with the cost reflected in equity-based compensation over the requisite service period. The Company will continue to amortize the unrecognized cost associated with the Legacy Awards over its original vesting schedule. The $314.8 million grant-date fair value of the 23,703,116 Professional Partners Awards is based on the closing price of PWP Class A common stock on the date of grant as units in Professional Partners are ultimately exchangeable into shares of PWP Class A common stock on a one-for-one basis.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

The vesting of Professional Partners Awards does not dilute Perella Weinberg Partners shareholders relative to Professional Partners as Professional Partners’ interest in PWP OpCo does not change as a result of granting those equity awards to its working partners. As a result, all of the compensation expense and corresponding capital contribution associated with the Professional Partners Awards is allocated to non-controlling interests on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Financial Condition. If any Professional Partners Award is forfeited, the value attributable to the forfeited Professional Partners Award will accrete to all limited partners in Professional Partners based on relative ownership at the time of forfeiture. The accretion of value upon forfeiture reflects a reallocation of value attributable to the forfeited Professional Partners Award and does not result in an incremental grant.

The following table presents the components of Equity-based compensation included on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Legacy Awards	$6,008	$6,179	$12,165	$12,364
Professional Partners Awards	1,057	-	1,057	-
Total equity-based compensation	$7,065	$6,179	$13,222	$12,364

As of June 30, 2021, there was $34.2 million of unrecognized compensation cost associated with the Legacy Awards that is expected to be recognized over a weighted-average period of 1.93 years. As of June 30, 2021, there was $313.7 million of unrecognized compensation expense related to unvested Professional Partners Awards, which is expected to be recognized over a weighted-average period of 4.88 years.

Note 14 – Other Compensation and Benefits

Compensation and benefits includes, but is not limited to, salaries, bonuses (discretionary awards and guaranteed amounts), severance and deferred compensation. In all instances, compensation expense is accrued over the requisite service period.

Deferred Compensation Programs

The Company has various deferred compensation plans. Some plans allow employees to defer cash payments for services performed in the past and some plans require future service. The Company recognizes compensation expense over the requisite service period. In addition, certain legacy plans required the Company to invest the deferred amounts into designated brokerage accounts at the employee’s discretion, while others allowed employees to make hypothetical investments in which their deferrals were deemed to be invested. The designated brokerage balances are reflected in Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition. The Company maintains company-owned life insurance policies which are designed to offset a portion of the liability for the hypothetical investments of these legacy plans. The cash surrender value of these life insurance policies is also included in Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition.

Deferred compensation liabilities will be paid at various intervals through 2025 and are presented within Deferred compensation programs on the Condensed Consolidated Statements of Financial Condition. Compensation expenses related to these deferred compensation plans was $0.3 million and $0.7 million for the three and six months ended June 30, 2021, respectively, and $1.7 million and $3.0 million for the three and six months ended June 30, 2020, respectively, and are presented within Compensation and benefits in the Condensed Consolidated Statements of Operations.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Benefit Plans

Certain employees participate in employee benefit plans, which consist of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code, (ii) a UK pension scheme for U.K. employees and (iii) a Germany pension plan for employees in Germany.

Expenses related to the Company’s employee benefit plans was $1.3 million and $2.6 million for the three and six months ended June 30, 2021, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2020, respectively, and are included in Compensation and benefits in the Condensed Consolidated Statements of Operations.

Separation and Termination Benefits

In the second quarter of 2020, the Company underwent a review of operations and headcount levels and the decision was made to reduce employee headcount. In conjunction with such reduction, affected employees were offered a combination of separation and transition benefits (the “termination cost”). As of June 30, 2020, the termination cost accrued was approximately $5.4 million, which is included in Compensation and benefits in the Condensed Consolidated Statements of Operations. These termination costs were fully recognized once the service requirement of the affected employees was complete. The termination costs were substantially paid by December 31, 2020.

Note 15 – Net Income (Loss) Per Share Attributable to Class A Common Shareholders

The Company analyzed the calculation of net income (loss) per share for periods prior to the Business Combination on June 24, 2021 and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements. Therefore, net income (loss) per share information has not been presented for periods prior to the Business Combination. The basic and diluted net income (loss) per share attributable to Class A common shareholders for the three and six months ended June 30, 2021, as presented on the Condensed Consolidated Statements of Operations, represent only the period after the Business Combination to June 30, 2021.

The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders for the period after the Business Combination through June 30, 2021 are presented below:

Numerator:
Net income (loss) attributable to Perella Weinberg Partners - basic	$(12,499)
Dilutive effect from assumed exercise of warrants, net of tax	(656)
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	(16,501)
Net Income (loss) attributable to Perella Weinberg Partners - diluted	$(29,656)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	42,956,667
Assumed exercise of warrants	902,717
Assumed exchange of PWP OpCo Units	50,154,199
Weighted average shares of Class A common stock outstanding - diluted	94,013,583
Net income (loss) per share attributable to Class A common shareholders
Basic	$(0.29)
Diluted	$(0.32)

The impact of Class B common stock has been excluded from the calculation as these shares are entitled to an insignificant amount of economic participation.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

The Company uses the treasury stock method to determine the potential dilutive effect of warrants and the if-converted method to determine the potential dilutive effect of exchanges of PWP OpCo Units into Class A common stock. The Company adjusts net income (loss) attributable to Class A common shareholders under both the treasury stock method and if-converted method for the reallocation of net income (loss) between Class A common shareholders and non-controlling interests that result upon the assumed issuance of dilutive shares of Class A common stock as if the issuance occurred as of the Closing Date. The Company also adjusts the net income (loss) attributable to Class A common shareholders under the treasury stock method to reverse the effect on earnings of classifying the warrants as liabilities. All adjustments are net of any tax impact.

For the period after the Business Combination to June 30, 2021, there were no anti-dilutive securities.

Note 16 – Fair Value Measurements and Investments

Fair value is generally based on quoted prices, however if quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of instrument, the characteristics specific to the instrument and the state of the marketplace (including the existence and transparency of transactions between market participants). Financial instruments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest) based on inputs:

Level 1 – Unadjusted quoted prices are available in active markets for identical financial instruments as of the reporting date.

Level 2 – Pricing inputs are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3 – Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the instrument.

The fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items. Due to the variable rate nature of the Revolving Credit Facility, the carrying value as of December 31, 2020 approximated the fair value.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Fair Value of Financial Instruments

The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that are measured on a recurring basis pursuant to the above fair value hierarchy levels as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets
Investments in mutual funds and other	$470	$-	$-	$470
Cash surrender value of company-owned life insurance	-	894	-	894
Total financial assets	$470	$894	$-	$1,364

Financial liabilities
Warrant liabilities - Public warrants	$21,313	$-	$-	$21,313
Warrant liabilities - Private warrants	-	-	647	647
Total financial liabilities	$21,313	$-	$647	$21,960

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets
Investments in mutual funds and other	$584	$-	$-	$584
Cash surrender value of company-owned life insurance	-	857	-	857
Total financial assets	$584	$857	$-	$1,441

The Company had no transfers between fair value levels during the three and six months ended June 30, 2021.

As of June 30, 2021 and December 31, 2020, the Company held investments related to a legacy deferred compensation program and securities, which are included in Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition.

The cash surrender value of company-owned life insurance is included in Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition at the amount that could be realized under the contract as of June 30, 2021 and December 31, 2020, which approximates fair value.

The public warrants are valued using quoted market prices on the Nasdaq Capital Market under the ticker PWPPW and are included in Warrant liabilities on the Condensed Consolidated Statements of Financial Condition. As of June 30, 2021, the price per public warrant was $2.78.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Management determines the fair value of the private warrants using the Black-Scholes option pricing valuation model (“Valuation Model”). The private warrants are classified as Level 3 as of June 30, 2021 because of the use of significant unobservable inputs in the Valuation Model. The inputs into the Valuation Model for the private warrants, including some significant unobservable inputs, were as follows:

June 30, 2021
Risk-free rate of return	0.90%
Expected volatility	27.50%
Expected dividend yield	2.00%
Expected term (years)	5
Exercise price per share	$11.50
Asset price per share	$13.28

The Company’s use of the Valuation Model required the use of the following assumptions:

•
The risk-free rate of return assumption was based on the expected term and a U.S. Treasury yield curve as of the date of the Business Combination. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•
The expected volatility assumption was based on the weighted average of the implied volatility from the Company’s publicly traded warrants and the historical volatility of the Company’s publicly traded industry peers. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities.
•
The dividend yield was based on management’s expectation that the Company will pay 2% dividends during the term.

The resulting valuation for the private warrants were determined to be $3.18 per unit as of June 30, 2021. The Company had approximately 203,333.33 private warrants outstanding as of June 30, 2021, resulting in a fair value of $0.6 million recorded within Warrant liabilities in the Condensed Consolidated Statements of Financial Condition.

The following table presents changes in Level 3 financial liabilities measured at fair value for the period from June 24, 2021 to June 30, 2021:

Private Warrants
Balance at Business Combination	$675
Change in fair value	(28)
Balance at end of period	$647

Other Investments

As of June 30, 2021, the Company applies the equity method of accounting to its investment in PFAC Holdings I LLC (“PFAC Holdings”), an indirect parent of PWP Forward Acquisition Corp. I (“PFAC”), a special purpose acquisition company. As of June 30, 2021, the Company’s investment in PFAC Holdings was $1.1 million. The Company’s share of earnings of PFAC Holdings is included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Note 17 – Related Party Transactions

PWP Capital Holdings LP

TSA Agreement – In connection with the Separation, the Company entered into a transition services agreement (the “TSA”) with PWP Capital Holdings LP under which the Company agreed to provide certain services to PWP Capital Holdings LP and PWP Capital Holdings LP agreed to provide certain services to the Company. Either party to the TSA may terminate the agreement solely as it applies to the services it receives under the agreement with 90 days prior written notice. The services provided under the TSA primarily relate to administrative services such as human resources, compliance, information technology and certain finance functions. Additionally, the Company pays certain vendors for services that were previously contracted and are shared between PWP Capital Holdings LP and the Company until such time as separate terms can be reached with the vendors or the TSA terminates. Fees for services provided as well as a list of specified vendors are stipulated within the TSA. Payment for these services and the allocable share of vendor invoices are due and payable monthly within 45 days of receipt of the invoice. Late payments bear interest at the lesser of 10% per annum or the maximum rate allowed by law.

Sublease Income – In connection with the Separation, the Company subleases a portion of its office space at its New York and Houston locations to PWP Capital Holdings LP. Sublease rent payments are due monthly and are based on PWP Capital Holdings LP’s pro-rata portion of the underlying lease agreements including base rent as well as other lease related charges. See additional information regarding the subleases at Note 5 – Leases.

Compensation Arrangements – In addition, PWP Capital Holdings LP has entered into an arrangement with an employee of the Company related to services provided directly to PWP Capital Holdings LP. With respect to services provided to PWP Capital Holdings LP, the amounts paid and payable to the employee now and in the future are recognized by PWP Capital Holdings LP. All compensation related to services this employee provides to the Company are included in Compensation and benefits in the Condensed Consolidated Statements of Operations.

Amounts due from PWP Capital Holdings LP are reflected as Due from related parties on the Condensed Consolidated Statements of Financial Condition.

The following table shows the components of TSA income, reported within Related party income, and expenses included in the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
TSA income
TSA income – Compensation related	$562	$1,049	$1,149	$2,136
TSA income – Non-compensation related	157	386	337	684
Sublease income	806	967	1,613	1,951
Total TSA income	$1,525	$2,402	$3,099	$4,771

TSA expenses
TSA compensation expense (1)	$136	$63	$138	$125
TSA non-compensation expense (2)	-	54	-	56
Total TSA expenses	$136	$117	$138	$181
(1)
TSA compensation expense is included in Compensation and benefits in the Condensed Consolidated Statements of Operations.
(2)
TSA non-compensation expense is included in various financial statement line items in the Condensed Consolidated Statements of Operations.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Tax Receivable Agreement

In connection with the Business Combination, the Company entered into a tax receivable agreement with Professional Partners and certain other persons under which the Company agreed to payment of 85% of the amount of savings, if any, that the Company realizes in U.S. federal, state, local and foreign income taxes as a result of (i) exchanges of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (ii) payments made under the tax receivable agreement. As of June 30, 2021, the Company had an amount due of $13.7 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. The Company expects to make the following payments with respect to the tax receivable agreement, which may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2021	$418
2022	722
2023	732
2024	750
2025	765
Thereafter	10,263
Total payments	$13,650

Other Related Party Fees

The Company has a minority interest in PFAC Holdings, an indirect parent of PFAC. The Company earned an advisory fee related to PFAC’s initial public offering of $0.6 million during the six months ended June 30, 2021. In addition, the Company receives a fee of $10,000 per month for certain administrative services provided to PFAC.

During the six months ended June 30, 2021, the Company earned $3.1 million in advisory fees from entities controlled by a member of the Board of Directors, which are included in Revenues on the Condensed Consolidated Statements of Operations. The Company may earn additional advisory fees from these related entities in future periods.

Partner Promissory Notes

The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at an annual rate equal to the Federal Mid-Term Rate on an annual basis. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will. Repayment of the Partner Promissory Notes may be accelerated based on certain conditions as defined in the promissory note agreements and are primarily secured by the partner’s equity interests in the PWP OpCo or other affiliate. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Condensed Consolidated Statements of Financial Condition in the amount of $7.7 million and $8.0 million as of June 30, 2021 and December 31, 2020, respectively.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Convertible Notes

Principal amounts of $8.7 million related to the Convertible Notes were held by affiliates prior to redemption. Refer to Note 10 – Debt for additional information on the Convertible Notes.

Note 18 – Commitments and Contingencies

Loan Guarantees

The Company has unconditionally guaranteed certain of its partners’ loans with First Republic Bank (“Lender”) whereby it will pay the Lender upon the occurrence of a default event. The total guarantees related to partners was $4.0 million and $5.6 million as of June 30, 2021 and December 31, 2020, respectively. These guarantees are secured by either the partners’ interests in PWP OpCo or Professional Partners. As of June 30, 2021 and December 31, 2020, no loan was in default.

Indemnifications

The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of June 30, 2021 and December 31, 2020, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.

Legal Contingencies

From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the condensed consolidated financial statements of the Company as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020.

On October 20, 2015, Perella Weinberg Partners LLC, PWP MC LP, PWP Equity I LP and Perella Weinberg Partners Group LP (collectively, the “PWP Plaintiffs”), filed a complaint against Michael A. Kramer, Derron S. Slonecker, Joshua S. Scherer, Adam W. Verost (collectively, the “Individual Defendants”) and Ducera Partners LLC (together with the Individual Defendants, the “Defendants”). The complaint alleges that the Individual Defendants, three former partners and one former employee of the PWP Plaintiffs, entered into a scheme while still at PWP to lift out the PWP Plaintiffs’ restructuring group to form a new competing firm that they were secretly forming in breach of their contractual and fiduciary duties to the PWP Plaintiffs. The complaint contains fourteen causes of action, and seeks declaratory relief as well as damages resulting from the Individual Defendants’ breaches of their obligations under the PWP Plaintiffs’ partnership and employment agreements, and from Defendants’ unfair competition and tortious interference with the PWP Plaintiffs’ contracts and client relationships.

On November 9, 2015, the Defendants filed an Answer, Counterclaims, Cross-claims and a Third-Party Complaint, which contained 14 causes of action. On July 17, 2016, the Court issued a decision, dismissing half of the Defendants’ counterclaims and cross-claims with prejudice. On August 18, 2016, the Defendants filed an Amended Answer, Counterclaims, Cross-claims and Third-Party Complaint, which contained only seven counterclaims and cross-claims. On December 12, 2016, the Defendants appealed the dismissal of three of their counterclaims and cross-claims to the New York Appellate Division, First Department (the “First Department”). On August 29, 2017, the First Department issued a decision denying the Defendants’ appeal in its entirety other than allowing only one Defendant to proceed with his breach of fiduciary duty counterclaim. On October 27, 2017, the Defendants moved the First Department for leave to appeal its decision to the New York Court of Appeals. On December 28, 2017, the First Department denied the Defendants’ motion for leave to appeal to the New York Court of Appeals. On April 24, 2018, the Defendants filed a Second Amended Answer, Counterclaims, Cross-claims and Third-Party Complaint, which contains eight counterclaims and cross-claims. The Defendants are seeking declaratory relief and damages of no less than $60.0 million, as well as statutory interest.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Discovery is complete. Both the PWP Plaintiffs and the Defendants subsequently moved for summary judgment. As of March 20, 2020, the parties had completed briefing their respective motions for summary judgment. The PWP Plaintiffs moved affirmatively for summary judgment on each of their 14 claims and also moved for dismissal of each of the Defendants’ remaining eight counterclaims and cross-claims. The Defendants moved affirmatively for summary judgment on four of their eight counterclaims and cross-claims and also moved for dismissal of each of the PWP Plaintiffs’ 14 claims. The Court held oral argument on the motions for summary judgment on May 27, 2021. The Court has yet to issue a decision on the motions for summary judgement.

We believe that our 14 causes of action are meritorious. Further, we believe that we have substantial meritorious defenses to the Defendants’ remaining counterclaims and cross-claims and plan to vigorously contest them. Litigation, however, can be uncertain and there can be no assurance that any judgment for one or more of the Defendants or other outcome of the case would not have a material adverse effect on us. Additionally, even if we prevail in the litigation and are awarded damages, we do not know if we will be able to fully collect on any judgment against any or all Defendants.

The Company incurred $0.5 million and $0.7 million during the three and six months ended June 30, 2021, respectively, and $0.4 million and $0.7 million during the three and six months ended June 30, 2020, respectively, in legal and professional fees, net of expected insurance reimbursement, related to this litigation. These litigation costs are included in Professional fees in the Condensed Consolidated Statements of Operations.

Other

In the ordinary course of business and in connection with hiring certain senior employees, the Company has entered into employment agreements whereby the Company commits to grant future equity awards to such newly hired employees that is contingent upon certain events (including but not limited to the Company becoming a public company). Once all contingencies have been met and all key terms and conditions surrounding these awards are known, equity-based compensation cost will be recognized over the requisite service period. As of June 30, 2021, the Company had approximately $24.8 million of potential future equity awards pursuant to these agreements. The Company expects to settle these commitments in the third quarter of 2021 with a grant of awards approved by the compensation committee under our PWP Incentive Plan.

Note 19 – Business Information

The Company’s activities of providing advisory services for mergers-and-acquisitions, private placements and financial advisory, as well as services for underwriting of securities offered for sale in public markets, commissions for the brokerage of publicly traded securities and equity research constitute a single business segment. The Company is organized as one operating segment in order to maximize the value of advice to clients by drawing upon the diversified expertise and broad relationships of its senior professionals across the Company. The Company has a single operating segment and therefore a single reportable segment.

For the three months ended June 30, 2021, revenues of $30.0 million related to one individual client accounted for more than 10% of aggregate revenue. For the six months ended June 30, 2021, no individual client accounted for more than 10% of aggregate revenue. For the three and six months ended June 30, 2020, revenues of $46.3 million and $26.2 million related to three individual clients and one individual client, respectively, accounted for more than 10% of aggregate revenue. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
United States	$218,037	$85,638	$344,863	$141,350
International	37,483	28,963	80,459	65,647
Total	$255,520	$114,601	$425,322	$206,997

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

	June 30, 2021	December 31, 2020
Assets
United States	$461,723	$406,884
International	148,729	136,069
Total	$610,452	$542,953

Note 20 – Subsequent Events

The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.

On July 26, 2021, the Company executed a lease amendment to vacate a portion of its Houston office space, which resulted in an adjustment to the right-of-use lease asset and corresponding lease liability. The Houston sublease agreement with the Asset Management business was terminated in conjunction with this lease amendment.

On August 3, 2021, the Company executed a lease amendment to expand the leased space in its Paris office, which resulted in an adjustment to the right-of-use lease asset and corresponding lease liability.

On August 3, 2021, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be payable on September 21, 2021 to each of the holders of Class A common stock of record as of the close of business on September 3, 2021.

On August 3, 2021, the compensation committee of the Board of Directors approved certain Business Combination-related incentive compensation awards in the form of restricted stock units (“RSUs”) for grant pursuant to the PWP Incentive Plan. 10,200,000 RSUs from the Transaction Pool Share Reserve will be granted to certain working partners, employees and certain other eligible recipients. In addition, 9,500,000 RSUs from the General Share Reserve will be granted to the Company's top three executive officers and a small number of other partners.

On August 9, 2021, the Company repurchased 1,000,000 founder shares from the Sponsor at $12.00 per share for a total purchase price of $12.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” and elsewhere in this Form 10-Q.

Executive Overview

We are a leading global independent advisory firm that provides strategic and financial advice to clients across a range of the most active industry sectors and international markets. We provide advisory services to a wide range of clients globally, including large public multinational corporations, mid-sized public and private companies, individual entrepreneurs, private and institutional investors, creditor committees and government institutions.

We were founded in June 2006 with the opening of offices in New York and London, led by a team of ten seasoned advisory partners who previously held senior management positions at large global investment banks. Our mission is helping clients address complex strategic and financial challenges. The foundation of our Company was rooted in a belief, among other considerations, that clients would increasingly seek out deeply experienced advisors who offer independent strategic thinking and who are not burdened by the complicated conflicts that large investment banking institutions may face due to their various businesses. The 2008 global financial crisis reinforced this hypothesis and contributed to the early growth of our firm. Today, we believe that our independence is even more important. For clients and for us independence means freedom from the distractions that dilute strategic thinking and a willingness and candor to share an honest opinion. We believe that our clients choose to engage us because they value our unbiased perspective and expert advice regarding complex financial and strategic matters.

Our business provides services to multiple industry sectors and geographic markets. We believe that our collaborative partnership and integrated approach combining deep industry insights, significant technical, product and transactional expertise, and rigorous work ethic create a significant opportunity for our Company to realize sustainable growth. We seek to advise clients throughout their evolution, with the full range of our advisory capabilities including, among other things, advice related to mission-critical strategic and financial decisions, mergers and acquisitions (“M&A”) execution, capital markets advisory, shareholder and defense advisory, capital raising, capital structure and restructuring, specialized underwriting and research services for the energy industry.

Since our inception, we have experienced significant growth in our business, driven by hiring professionals who are highly regarded in their fields of expertise, expanding the scope and geographic reach of our advisory services, deepening and expanding our client relationships and maintaining a firm culture that attracts, develops and retains talented people. In addition to our hiring and internal development of individual professionals, in November 2016, we completed a business combination with Tudor, Pickering, Holt & Co., LLC (“TPH”), an independent advisory firm, focused on the energy industry. As of June 30, 2021, we serve our clients with 57 advisory partners based in 10 offices, located in five countries around the world.

We generate and recognize revenues when earned, primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters, which set forth our fees.

Upfront fees are recognized over the estimated period that the related services are performed. Transaction-related fees are recognized when or as services for a transaction are provided and specified conditions or certain milestones have been achieved, which are often outside of our control. Underwriting revenues are recognized when the offering is deemed complete. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

On June 24, 2021, Perella Weinberg Partners consummated the Business Combination Agreement whereby (i) FTIV acquired certain partnership interests in PWP OpCo, (ii) PWP OpCo became jointly-owned by Perella Weinberg Partners, Professional Partners and certain existing partners of PWP OpCo, and (iii) PWP OpCo serves as the Company’s operating partnership as part of an umbrella limited partnership C-corporation (Up-C) structure. The Business Combination was structured as a reverse recapitalization. The historical operations of PWP OpCo are deemed to be those of the Company. Thus, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect (i) the historical operating results of PWP OpCo prior to the Business Combination and (ii) the combined results of the Company following the Business Combination. The Company shareholders are entitled to receive a portion of PWP OpCo’s economics through their direct ownership interests in shares of Class A common stock of Perella Weinberg Partners. The non-controlling interest owners of PWP OpCo receive economics through ownership of PWP OpCo Class A partnership units (“PWP OpCo Units”). See Note 3 – Business Combination and Note 11 – Stockholders’ Equity in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for additional discussion related to the transaction.

Business Environment and Outlook

Worldwide announced M&A volumes during the first quarter of 2021 increased significantly as compared to the same period in 2020. While the overall level of mergers and acquisitions globally declined in 2020, heavily influenced by the impact of the COVID-19 pandemic, M&A activity began to recover in the third quarter of 2020, accelerated in the fourth quarter of 2020, and continued to reflect a strong performance for the six months ended June 30, 2021.

The level of M&A advisory dialogue remains strong across all our industries and geographies of focus and among our large cap, middle market and sponsor clients. As companies continue to focus on strategic growth and capital deployment, we expect these considerations and the overall business environment will keep activity robust in the medium term.

Although restructuring activity in the first half of 2021 was higher than in the first half of 2020, this level of activity moderated in the first half of 2021 compared to the elevated levels seen throughout most of 2020. Restructuring activity continues to be less active as compared to 2020 and while we expect that this more moderate pace of activity will continue through the year, we believe that the restructuring and liability management opportunity remains significant.

More broadly, our core advisory services benefit from changes which impact our client base and lead them to consider business combinations, acquisitions and divestitures, capital raises and restructurings. These changes can include a broad range of economic factors in global or local markets, technological advancements which alter the competitive landscape, regulatory and political policies, globalization, changing consumer preferences, commodity and financial market movements, among many other factors.

As our team of advisory professionals expands and continues to gain traction, and as we continue to expand our advisory services, we expect our sector-focused global team collaboration will deepen and continue to resonate with clients. We expect to continue to experience growing global demand for independent advice.

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” included elsewhere in this Form 10-Q for a discussion of some of the factors that can affect our performance.

Results of Operations

The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Revenues	$255,520	$114,601	123%	$425,322	$206,997	105%
Expenses
Compensation and benefits	164,404	86,254	91%	273,874	144,765	89%
Equity-based compensation	7,065	6,179	14%	13,222	12,364	7%
Total compensation and benefits	171,469	92,433	86%	287,096	157,129	83%
Non-compensation expenses	34,565	42,869	(19%)	60,696	74,164	(18%)
Total operating expenses	206,034	135,302	52%	347,792	231,293	50%
Operating income (loss)	49,486	(20,701)	NM	77,530	(24,296)	NM
Non-operating income (expenses)
Related party income	1,565	2,402	(35%)	3,774	4,771	(21%)
Other income (expense)	526	1,002	(48%)	(1,328)	2,850	NM
Change in fair value of warrant liabilities	948	-	100%	948	-	100%
Loss on debt extinguishment	(39,408)	-	(100%)	(39,408)	-	(100%)
Interest expense	(3,596)	(3,996)	10%	(7,464)	(7,970)	6%
Total non-operating income (expenses)	(39,965)	(592)	NM	(43,478)	(349)	NM
Income (loss) before income taxes	9,521	(21,293)	NM	34,052	(24,645)	NM
Income tax benefit (expense)	(521)	(834)	38%	(2,545)	(1,544)	(65%)
Net income (loss)	9,000	$(22,127)	NM	31,507	$(26,189)	NM
Net income (loss) attributable to non-controlling interests	21,499			44,006
Net income (loss) attributable to Perella Weinberg Partners	$(12,499)			$(12,499)
NM = Not meaningful

Revenues

We operate in a highly competitive environment. Each revenue-generating engagement is separately solicited, awarded and negotiated, and there are limited long-term sources of revenue in the form of recurring retainers. Therefore, our fee-paying client engagements are not predictable, and high levels of revenues in one quarter are not necessarily predictive of continued high levels of revenues in future periods. To develop new business, our professionals maintain an active business dialogue with a large number of existing and potential clients. We expect to add new clients each year as our advisory professionals continue to expand their relationships, as we hire senior advisory professionals who bring their client relationships and as we receive introductions from our relationship network of senior executives, board members, attorneys and other third parties. We also lose clients each year as a result of the sale or merger of clients, changes in clients’ senior management, competition from other financial services firms and other reasons.

In many cases, revenue is not recognized until the successful completion of an underlying transaction. Complications that may terminate or delay a transaction include failure to agree upon final terms with the counterparty, failure to obtain regulatory consents, failure to obtain board or stockholder approvals, failure to secure financing, adverse market conditions or unexpected operating or financial problems related to either party to the transaction (or their customer base). While transactions typically close within a 12 month period post-announcement of such transaction, they can occasionally extend longer. Such delays often occur with larger transactions and can contribute to unpredictability in the timing of such revenues. In other circumstances, we often do not receive the same level of advisory fees that would have been received if the transaction had been completed, and in some cases we may receive no advisory fee despite the fact that we may have devoted considerable time and resources to the transaction. Other barriers to the completion of a restructuring transaction specifically may include a lack of anticipated bidders for the assets or securities of our client, the inability of our client to restructure its operations, the absence of court approval in a bankruptcy proceeding, or a failure to reach agreement with a client’s creditors. In these circumstances, our advisory fees are generally limited to monthly retainer fees (if any). In the case of bankruptcy engagements, fees are subject to approval by the applicable court. In most cases, even if a transaction is not successfully completed, we are reimbursed for certain out-of-pocket expenses incurred in connection with the engagement.

We do not present our revenue by the type of advice we provide because of the complexity of the transactions on which we may earn revenue and our holistic approach to client service. For example, (i) a restructuring engagement may evolve to require a sale of all or a portion of the client, (ii) M&A assignments can develop from relationships established on prior restructuring engagements, (iii) capital markets expertise can be instrumental on both M&A and restructuring assignments, and (iv) capital markets revenue can be generated through the provision of capital markets advisory work, capital raising assignments or the issuance of focused equity research services. We dedicate the resources and expertise needed on any given assignment regardless of product lines and focus on achieving the desired outcome for our clients. Such an approach does not lend itself to tracking the type of advisory service offered in each instance.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues were $255.5 million for the three months ended June 30, 2021 as compared with $114.6 million for the same period in 2020, representing an increase of 123%. The quarter-on-quarter increase in revenue reflects a significant acceleration of activity across substantially all industry groups, geographies, and product areas, particularly in M&A advice.

For the three months ended June 30, 2021 and 2020, we earned revenues from 106 and 76 advisory clients, respectively. The number of advisory clients who paid fees equal to or greater than $1.0 million increased to 46 for the three months ended June 30, 2021 compared to 23 advisory clients for the three months ended June 30, 2020. The average fee size increased to $2.4 million for the three months ended June 30, 2021 from $1.4 million for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues were $425.3 million for the six months ended June 30, 2021 as compared with $207.0 million for the same period in 2020, representing an increase of 105%. The period-over-period growth reflects a significant acceleration of activity across substantially all industry groups, geographies, and product areas, particularly in M&A activity when compared to the decreased M&A activity in the prior year period primarily due to the COVID-19 pandemic. Restructuring activity has begun to moderate from levels experienced in the back half of 2020.

For the six months ended June 30, 2021 and 2020, we earned revenues from 149 and 102 advisory clients, respectively. The number of advisory clients who paid fees equal to or greater than $1.0 million increased to 70 advisory clients for the six months ended June 30, 2021 compared to 44 advisory clients for the six months ended June 30, 2020. The average fee size increased to $2.8 million for the six months ended June 30, 2021 from $1.9 million for the six months ended June 30, 2020.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,

(Dollars in thousands)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Expenses
Compensation and benefits	$164,404	$86,254	91%	$273,874	$144,765	89%
% of revenues	64%	75%		64%	70%
Equity-based compensation	$7,065	$6,179	14%	$13,222	$12,364	7%
% of revenues	3%	5%		3%	6%
Total compensation and benefits	$171,469	$92,433	86%	$287,096	$157,129	83%
% of revenues	67%	81%		68%	76%
Non-compensation expenses	$34,565	$42,869	(19%)	$60,696	$74,164	(18%)
% of revenues	14%	37%		14%	36%
Total operating expenses	$206,034	$135,302	52%	$347,792	$231,293	50%
% of revenues	81%	118%		82%	112%
Income (loss) before income taxes	$9,521	$(21,293)	NM	$34,052	$(24,645)	NM
% of revenues	4%	(19%)		8%	(12%)

Our operating expenses are classified as (i) compensation and benefits expenses and equity-based compensation and (ii) non-compensation expenses. Headcount is the primary driver of the level of our operating expenses. Compensation and benefits expenses account for the majority of our operating expenses. Compensation expenses also include expense associated with hiring which has been a significant focus of the Company in all of the historical periods described herein. Non-compensation expenses, which include the costs of professional fees, travel and related expenses, technology and infrastructure, rent and occupancy, depreciation and amortization, and general, administrative and other expenses generally have been less significant in comparison with compensation and benefits expenses.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Operating expenses were $206.0 million for the three months ended June 30, 2021 and represented 81% of revenues, compared with $135.3 million for the three months ended June 30, 2020, which represented 118% of revenues. The increase in operating expenses was primarily driven by an increase in compensation and benefits expenses, which were $164.4 million, for the three months ended June 30, 2021 compared to $86.3 million, for the three months ended June 30, 2020, partially offset by lower non-compensation expenses which were $34.6 million for the three months ended June 30, 2021 compared to $42.9 million for the three months ended June 30, 2020. The increase in compensation and benefits expenses was primarily due to a larger bonus accrual associated with the increase in revenue despite a lower compensation margin. The decrease in non-compensation expense was primarily driven by a decrease in professional fees compared to the prior year period which included the write-off of certain previously deferred offering costs due to the termination of a public company transaction process in May 2020, partially offset by an increase in technology and infrastructure expenses and travel and related expenses.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Operating expenses were $347.8 million for the six months ended June 30, 2021 and represented 82% of revenues, compared with $231.3 million for the six months ended June 30, 2020, which represented 112% of revenues. The increase in operating expenses was primarily driven by an increase in compensation and benefits expenses, which were $273.9 million for the six months ended June 30, 2021 compared to $144.8 million for the six months ended June 30, 2020, partially offset by lower non-compensation expenses which were $60.7 million for the six months ended June 30, 2021 compared to $74.2 million for the six months ended June 30, 2020. The increase in compensation and benefits expense was primarily due to a larger bonus accrual associated with the increase in revenue despite a lower compensation margin. The decrease in non-compensation expense was primarily driven by decreased professional fees compared to the prior year period which included the write-off of certain previously deferred offering costs due to the termination of a public company transaction process in May 2020 and decreased travel and entertainment as well as conference and seminars from the COVID-19 pandemic.

Compensation and Benefits Expenses

Our compensation and benefits expenses are determined by management based on revenues earned, the competitiveness of the prevailing labor market and anticipated compensation requirements for our employees, the level of recruitment of new partners, the amount of compensation expense amortized for equity awards and other relevant factors. Such factors can fluctuate, including headcount, and as a result, our compensation expenses may fluctuate materially in any particular period. Accordingly, the amount of compensation expenses recognized in any particular period may not be consistent with prior periods or indicative of future periods.

Our compensation expenses consist of base salary, benefits, payroll taxes, annual incentive compensation payable as cash bonus awards, deferred compensation awards, profit sharing arrangements and amortization of equity-based compensation awards. Compensation expenses also include signing bonuses and compensation paid pursuant to guarantees for new hires. These amounts have historically been significant. Base salary and benefits are paid ratably throughout the year. Depending on the plan, deferred compensation and profit-sharing awards vest immediately, at future dates, or upon the occurrence of certain events. Cash bonuses, which are accrued each quarter, are discretionary and dependent upon many factors, including the performance of the Company, and are generally paid during the first quarter of each calendar year with respect to prior year performance.

Equity awards are measured at fair value on the grant date and recognized on a straight-line basis over the vesting period. The awards are subject to a service vesting condition, and in some cases a market-based performance vesting condition, and vest ratably on a graded vesting schedule of up to five years. The awards are recorded within equity as they are expensed. The vesting of Legacy Awards granted prior to the Business Combination and the various Professional Partners awards issued in connection with the Business Combination have no economic impact on, and do not dilute, PWP shareholders relative to Professional Partners. The awards do not change the economic allocations between Professional Partners and PWP shareholders, nor do they change the Professional Partners’ interest in PWP OpCo. As a result, all of the compensation expense and corresponding capital contribution associated with the Professional Partners Awards is allocated to non-controlling interests on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Financial Condition.

Beginning in the third quarter of 2021, the Company plans to grant incentive compensation awards in accordance with the Perella Weinberg Partners 2021 Omnibus Incentive Plan (the “PWP Incentive Plan”). The Company intends to use newly issued shares of PWP Class A common stock to satisfy vested awards under the plan. The vesting of these awards will be recorded as equity-based compensation expense at PWP OpCo for U.S. GAAP accounting purposes. Due to the accounting for this equity-based compensation expense, we may experience operating losses in future periods.

We intend to compensate our personnel competitively in order to continue building our business and growing our firm.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

For the three months ended June 30, 2021, compensation-related expenses of $171.5 million represented 67% of revenues, compared with $92.4 million of compensation-related expenses, which represented 81% of revenues for the three months ended June 30, 2020. Included in total compensation-related expense was $7.1 million amortization of equity awards, for the three months ended June 30, 2021. The increase in total compensation and benefit expenses was due to a larger bonus accrual associated with the increase in revenue despite a lower compensation margin when compared to the same period in 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

For the six months ended June 30, 2021, compensation-related expenses of $287.1 million represented 68% of revenues, compared with $157.1 million of compensation-related expenses, which represented 76% of revenues for the six months ended June 30, 2020. Included in total compensation-related expense was $13.2 million and $12.4 million amortization of equity awards for the six months ended June 30, 2021 and 2020, respectively. The increase in total compensation and benefit expenses was due to a larger bonus accrual associated with the increase in revenue despite a lower compensation margin when compared to the same period in 2020.

Non-Compensation Expenses

Our non-compensation expenses include the costs of professional fees, travel and related expenses, technology and infrastructure, rent and occupancy, depreciation and amortization and general, administrative and other expenses including certain co-advisory fees and expenses reimbursed by our clients. Any expenses reimbursed by clients and the co-advisory fees are also presented within revenues on our Condensed Consolidated Statements of Operations.

Historically, our non-compensation expenses associated with business development have increased as we have increased our headcount. These costs include non-compensation support costs such as travel and related expenses. Growth in our headcount has increased rent and occupancy expenses while geographic expansion has increased regulatory expenses. This trend may continue as we expand into new sectors, geographies and products to serve our clients’ growing needs, domestically and internationally.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

For the three months ended June 30, 2021, non-compensation expenses of $34.6 million represented 14% of revenues, compared with $42.9 million, which represented 37% of revenues, for the three months ended June 30, 2020. The decrease in non-compensation expense was primarily driven by a $10.1 million decrease in professional fees, partially offset by an increase in technology and infrastructure costs and travel and related expenses. This reduction is largely due to elevated professional fees during the three months ended June 30, 2020 related to previously deferred offering costs of $14.8 million that were expensed due to the termination of a public company transaction process in May 2020. Excluding this write-off, professional fees during the three months ended June 30, 2021, increased $4.7 million, including $2.9 million of transaction-related expenses as well as increased consulting expenses and recruiting placement fees for strategic hires.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

For the six months ended June 30, 2021, non-compensation expenses of $60.7 million represented 14% of revenues, compared with $74.2 million, which represented 36% of revenues, for the six months ended June 30, 2020. The decrease in non-compensation expense was primarily driven by a $10.4 million decrease in professional fees. This reduction is largely due to elevated professional fees during the six months ended June 30, 2021 as previously deferred offering costs of $14.8 million were expensed due to the termination of a public company transaction process in May 2020. Excluding this write-off, professional fees during the six months ended June 30, 2021, increased $4.4 million, including $2.9 million of transaction-related expenses as well as increased consulting expenses and recruiting expenses. The decrease in non-compensation expense was also due to a $2.7 million decrease in travel and related expenses as a result of the COVID-19 pandemic.

Non-Operating Income (Expenses)

Non-operating income (expenses) includes the impact of income and expense items that we consider to be non-operational in nature, including related party income, interest expense, change in the fair value of warrant liabilities, loss on debt extinguishment and other income (expense). For the three and six months ended June 30, 2021, the most significant component and change from the prior year periods was the $39.4 million loss on debt extinguishment which was related to the redemption of the $150.0 million aggregate principal of the Convertible Notes concurrent with the Business Combination. The loss is composed of the $10.9 million premium and $28.5 million of unamortized debt discount and issuance costs.

Income Tax Benefit (Expense)

Prior to the Business Combination, the Company operated as a partnership, and therefore, was generally not subject to U.S. federal and state corporate income taxes. Subsequent to the Business Combination, PWP is a corporation and is subject to U.S. federal and state corporate income taxes on its proportionate share of taxable income generated by the operating partnership, PWP OpCo, as well as any standalone income (or loss) generated at the PWP entity level.

The Company’s income tax provision and the corresponding annual effective tax rate are based on projected U.S. GAAP income and the currently enacted statutory tax rates in the various jurisdictions in which the Company operates. For interim reporting, the Company estimates the annual effective tax rate based on projected income for the full year and records a quarterly tax provision in accordance with the annual effective tax rate.

The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above varies from the U.S. federal statutory rate primarily because (i) the Company was not subject to U.S. federal corporate income taxes prior to the Business Combination, (ii) a portion of equity-based compensation expense is non-deductible, both prior to the Business Combination and for the subsequent period and (iii) a portion of the Company’s income is allocated to non-controlling interests held in PWP OpCo in which the majority of any tax liability on such income is borne by the holders of such non-controlling interests and reported outside of the condensed consolidated financial statements.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The Company’s income tax expense and effective tax rate were $0.5 million and 5.47%, respectively, for the three months ended June 30, 2021, compared to income tax expense and effective tax rate of $0.8 million and (3.92%), respectively, for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The Company’s income tax expense and effective tax rate were $2.5 million and 7.47%, respectively, for the six months ended June 30, 2021, compared to income tax expense and effective tax rate of $1.5 million and (6.26%), respectively, for the six months ended June 30, 2020.

Liquidity and Capital Resources

We regularly monitor our liquidity position, including cash and cash equivalents, working capital assets and liabilities, commitments and other liquidity requirements. Our primary sources of liquidity are our cash balances and net cash generated from operations.

Our current assets are primarily composed of cash, short-term liquid investments, receivables related to fees earned from providing advisory services and due from related parties. Our current liabilities are primarily composed of accounts payable, accrued expenses, accrued and deferred employee compensation and due to related parties. Due from related parties primarily includes amounts due from PWP Capital Holdings LP. We pay a significant portion of our annual incentive compensation, in the form of cash bonuses, during the first quarter of each calendar year with respect to the prior year’s results. Therefore, levels of cash generally decline during the first quarter of each year after our annual incentive compensation has been paid to our employees. Cash then typically builds over the remainder of the year. The Company made partner tax distributions of $47.4 million and $9.4 million during the six months ended June 30, 2021 and 2020, respectively. Additionally, as a public company, we intend to pay dividends throughout the year and may consider share repurchases as well.

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company had cash balances of $349.7 million and $329.1 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable generally have net terms of 30 days. Accounts receivable was $85.1 million, with $1.1 million of allowance for credit losses balance as of June 30, 2021. Accounts receivable was $40.8 million, with $1.0 million of allowance for credit losses balance as of December 31, 2020.

In December 2018, the Company amended the Credit Agreement to modify a term loan to a revolving credit facility with a line of credit of $50.0 million (the “Revolving Credit Facility”). During the six months ended June 30, 2020, the Company made principal payments on the Revolving Credit Facility of $10.0 million as well as drawdowns of $22.0 million.

Upon consummation of the Business Combination, the Company repaid all of the outstanding borrowings under the Credit Agreement, which included $27.7 million principal amount plus accrued and unpaid interest. As of the Closing Date, the Credit Agreement was amended such that (i) the maturity was extended from April 1, 2022 to July 1, 2025, (ii) interest accrues at LIBOR plus a fixed rate of 2.00% per annum (with a 0.25% LIBOR floor) with an alternate base rate option equal to Cadence Bank’s prime rate minus 1.00% (with a 3.25% floor), (iii) up to $15.0 million of the Revolving Credit Facility may be used for the issuance of letters of credit, (iv) up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement, and (v) certain financial covenants were amended. As of June 30, 2021, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10 – Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.

Based on current market conditions, we believe that the cash we retain post-transaction, the net cash generated from operations and the available borrowing capacity under our Revolving Credit Facility will be sufficient to meet our operating needs and commitments for the next twelve months; however, if these sources of liquidity are not sufficient, we may seek additional debt or equity financing.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. Refer to Note 7 – Regulatory Requirements in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information. These regulations differ in the United States, United Kingdom, Canada, France and other countries in which we operate a registered broker-dealer or regionally similar construct. The license or regulatory framework under which we operate in each such country is meant to comply with applicable laws and regulations to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements to effectively operate in each jurisdiction.

Exchange Rights

In accordance with the PWP OpCo LPA, PWP OpCo Unitholders (other than the Company) may exchange these units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock with the form of consideration determined by the Company. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchanges and other considerations, we may choose to fund exchanges of PWP OpCo Units with available cash, borrowings or issuances of Class A common stock.

The PWP OpCo LPA contains restrictions on the ability to exchange PWP OpCo Units for shares of Class A common stock or cash from an offering of shares of Class A common stock, for the following periods: (i) PWP OpCo Units held by Professional Partners will be subject to a restriction for time periods that are fully back-to-back with the lock-up periods contemplated in the amended and restated limited partnership agreement of Professional Partners (generally speaking, such lock-up periods (a) for former working partners, will be 180 days after Closing; and (b) for working partners, will be between three to five years after the Closing), (ii) PWP OpCo Units held by ILPs existing at the time of the Business Combination will be subject to such restriction for 180 days after the Closing, and (iii) any other outstanding PWP OpCo Units not previously covered by clauses (i) and (ii) above will be subject to such restriction for a period of twelve months following the date on which such PWP OpCo Units were acquired. PWP GP may waive the foregoing restrictions for any holder with respect to all or a portion of such holder’s units, with no obligation to do so for any other holder.

Sponsor Share Surrender and Share Restriction Agreement

Concurrent with the Business Combination Agreement, FTIV, PWP OpCo and certain other parties entered into the Sponsor Share Surrender and Share Restriction Agreement with the Sponsor, which was amended on May 4, 2021. Pursuant to this agreement, if, prior to the fourth anniversary of the Closing, the closing share price is greater than $12.00 per share or $15.00 per share for any 20 trading days out of 30 consecutive trading days (each a “Trigger Date”), then, during the 15 day period following such Trigger Date, the Company shall have the right to purchase from the Sponsor up to an aggregate of 1,000,000 founder shares per Trigger Date for a purchase price of $12.00 per share or $15.00 per share, respectively, by providing written notice of such repurchase election to the Sponsor.

On August 9, 2021, the Company repurchased 1,000,000 founder shares from the Sponsor at $12.00 per share for a total purchase price of $12.0 million.

Cash Flows

Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees, which generally have net terms of 30 days, and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of incentive compensation during the first quarter of each calendar year with respect to the prior year’s results. Our investing and financing cash flows are primarily influenced by debt payments and distributions to partners, and in the six months ended June 30, 2021, the proceeds and distributions related to the Business Combination.

A summary of our operating, investing and financing cash flows is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Cash Provided By (Used In)
Operating Activities
Net income (loss)	$31,507	$(26,189)
Non-cash charges and other operating activity adjustments	69,765	30,300
Other operating activities	(73,443)	(112,510)
Total operating activities	27,829	(108,399)
Investing Activities	(1,429)	(4,104)
Financing Activities	(6,459)	2,570
Effect of exchange rate changes on cash, cash equivalents and restricted cash	668	(3,130)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,609	(113,063)
Cash, cash equivalents and restricted cash, beginning of period	330,908	266,582
Cash, cash equivalents and restricted cash, end of period	$351,517	$153,519

Six Months Ended June 30, 2021

Cash and restricted cash were $351.5 million as of June 30, 2021, an increase of $20.6 million from $330.9 million as of December 31, 2020. Operating activities resulted in a net inflow of $27.8 million largely attributable to net income generated during the six months ended June 30, 2021, partially offset by changes in working capital. Net income included $30.4 million of non-cash charges as well as a $39.4 million loss on debt extinguishment related to the redemption of the Convertible Notes concurrent with the Business Combination. Investing activities resulted in a net outflow of $1.4 million attributable to the Company’s deconsolidation in PFAC Holdings and the purchases of fixed assets. Financing activities resulted in a net outflow of $6.5 million primarily related to the transactions associated with the Business Combination, the payoff of all outstanding debt and tax distributions to partners.

Six Months Ended June 30, 2020

Cash and restricted cash were $153.5 million as of June 30, 2020. Operating activities resulted in a net outflow of $108.4 million attributable to changes in working capital and net loss incurred during the six months ended June 30, 2020, both partially offset by non-cash operating charges. Investing activities resulted in a net outflow of $4.1 million primarily attributable to purchases of fixed assets. Financing activities resulted in a net inflow of $2.6 million primarily related to draw downs and principal payments on the Revolving Credit Facility and distributions to partners.

Commitments and Contingencies

Contractual Obligations

We have various non-cancelable operating leases in connection with the leases of our office spaces and equipment. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. See Note 5 – Leases in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information.

In addition, PWP OpCo sponsors certain deferred compensation arrangements whereby portions of compensation related to employees (including working partners) providing services to the Company are deferred and paid in later periods. The deferred compensation amounts are charged to expenses over the period that each employee (including working partners) is required to provide services in order to vest in the payment. Refer to Note 14 – Other Compensation and Benefits in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information.

Guarantees

PWP OpCo has also unconditionally guaranteed, through a wholly-owned subsidiary, certain loans to limited partners of Professional Partners (“Limited Partners”) with First Republic Bank (the “Program Lender”), whereby PWP OpCo will pay the Program Lender upon the occurrence of a default event. Refer to Note 17 – Related Party Transactions and Note 18 – Commitments and Contingencies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information.

Tax Receivable Agreement

In connection with the Business Combination, the Company entered into a tax receivable agreement with Professional Partners and certain other persons (the “TRA”) under which the Company agreed to payments of 85% of the amount of savings, if any, that the Company realizes in U.S. federal, state, local and foreign income taxes as a result of (i) exchanges of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (ii) payments made under the tax receivable agreement.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements except for those described under “Commitments and Contingencies” above.

Market Risk and Credit Risk

Our business is not capital-intensive and we do not invest in derivative instruments. We are not subject to significant market risk (including interest rate risk, foreign currency exchange rate risk and commodity price risk) or significant credit risk.

Risks Related to Cash and Cash Equivalents

Our cash and cash equivalents include any short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash is maintained in U.S. and non-U.S. bank accounts. Most U.S. and U.K. account balances exceed the FDIC and FSCS coverage limits. We believe our cash and cash equivalents are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

Credit Risk

We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality, age of the accounts receivable, and the current economic conditions that may affect a client’s ability to pay such amounts owed to the Company. We maintain an allowance for credit losses that, in our opinion, provides for an adequate reserve to cover current expected credit losses. Refer to Note 2 – Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information.

Exchange Rate Risk

The Company is exposed to exchange rate risk as a result of entering into transactions that are not denominated in the functional currency of its operating subsidiaries, as well as having foreign subsidiaries with non-U.S. dollar functional currencies. For the six months ended June 30, 2021 and 2020, the net impact of non-functional currency-related transaction gains and losses recorded in other income (expense) on our Condensed Consolidated Statements of Operations was a $1.8 million loss and a $2.7 million gain, respectively. In addition, the reported amounts in our condensed consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, Euro, Canadian dollar and our reporting currency, the U.S. dollar, resulting in translation gains and losses.

For the six months ended June 30, 2021 and 2020, the net impact of the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) within our Condensed Consolidated Statements of Comprehensive Income (Loss) was a $0.5 million gain and $2.5 million loss, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future.

As of June 30, 2021, we held balances of $48.0 million of non-U.S. dollar denominated currencies, composed of pound sterling, the Euro, and Canadian dollars.

Critical Accounting Policies

This Quarterly Report on Form 10-Q should be read together with the discussion within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Current Report on Form 8-K filed on June 24, 2021 regarding these critical accounting policies. For changes to our critical accounting policies during the six months ended June 30, 2021, refer to Note 2 – Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our international operations. The currencies for which we have our largest exchange rate exposures are related to changes in the British Pound, the Canadian dollar and the Euro. Our revenue contracts are primarily denominated in these currencies or the U.S. dollar. The contracts denominated in currencies other than the U.S. dollar, primarily from the transaction-related advisory services that we provide, are exposed to foreign currency fluctuations.

Additionally, the net assets and liabilities of these international operations are exposed to changes in foreign currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Our foreign currency gains (losses) are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

Item 4. Controls and Procedures

This Item 4 includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) included in this Quarterly Report on Form 10-Q as Exhibits 31.1 and 31.2.

Previously Reported Material Weakness in Internal Control

As previously reported, FTIV identified a material weakness in the operation of FTIV’s internal control over financial reporting related to accounting for FTIV’s warrants following the issuance, on April 12, 2021, by the staff of the SEC of a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies.”  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Based on FTIV management’s evaluation, the Audit Committee of FTIV’s Board of Directors (the “FTIV Audit Committee”), in consultation with management and after discussion with FTIV’s independent registered public accounting firm, concluded that FTIV’s warrants were not indexed to FTIV’s common stock in the manner contemplated by ASC Subtopic 815-40, Contracts in Entity’s Own Equity, because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on FTIV management’s evaluation, FTIV’s Audit Committee, in consultation with management and after discussion with FTIV’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As described elsewhere in this Quarterly Report on Form 10-Q, the Business Combination closed on June 24, 2021 and was treated as a reverse recapitalization transaction between entities under common control, whereby PWP OpCo was considered the accounting acquirer and predecessor entity.  As a result of the Business Combination, the internal controls of FTIV no longer exist as of June 30, 2021 and have been replaced by the internal controls of PWP OpCo as of such date.  Furthermore, although the warrants remain outstanding following the Business Combination, the warrants have been accounted for appropriately by PWP OpCo for each period in which PWP OpCo has been required to include the warrants in its financial statements.

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 20, 2015, Professionals GP, PWP MC LP, PWP Equity I LP and Perella Weinberg Partners Group LP (collectively, the “PWP Plaintiffs”), filed a complaint against Michael A. Kramer, Derron S. Slonecker, Joshua S. Scherer, Adam W. Verost (collectively, the “Individual Defendants”) and Ducera Partners LLC (together with the Individual Defendants, the “Defendants”). The complaint alleges that the Individual Defendants, three former partners and one former employee of the PWP Plaintiffs, entered into a scheme while still at PWP to lift out the PWP Plaintiffs’ restructuring group to form a new competing firm that they were secretly forming in breach of their contractual and fiduciary duties to the PWP Plaintiffs. The complaint contains fourteen causes of action, and seeks declaratory relief as well as damages resulting from the Individual Defendants’ breaches of their obligations under the PWP Plaintiffs’ partnership and employment agreements, and from Defendants’ unfair competition and tortious interference with the PWP Plaintiffs’ contracts and client relationships.

On November 9, 2015, the Defendants filed an Answer, Counterclaims, Cross-claims and a Third-Party Complaint, which contained 14 causes of action. On July 17, 2016, the Court issued a decision, dismissing half of the Defendants’ counterclaims and cross-claims with prejudice. On August 18, 2016, the Defendants filed an Amended Answer, Counterclaims, Cross-claims and Third-Party Complaint, which contained only seven counterclaims and cross-claims. On December 12, 2016, the Defendants appealed the dismissal of three of their counterclaims and cross-claims to the New York Appellate Division, First Department (the “First Department”). On August 29, 2017, the First Department issued a decision denying the Defendants’ appeal in its entirety other than allowing one Defendant to proceed with his breach of fiduciary duty counterclaim. On October 27, 2017, the Defendants moved the First Department for leave to appeal its decision to the New York Court of Appeals. On December 28, 2017, the First Department denied the Defendants’ motion for leave to appeal to the New York Court of Appeals. On April 24, 2018, the Defendants filed a Second Amended Answer, Counterclaims, Cross-claims and Third-Party Complaint, which contains eight counterclaims and cross-claims. The Defendants are seeking declaratory relief and damages of no less than $60.0 million, as well as statutory interest.

Discovery is complete. Both the PWP Plaintiffs and the Defendants subsequently moved for summary judgment. As of March 20, 2020, the parties had completed briefing their respective motions for summary judgment. The PWP Plaintiffs moved affirmatively for summary judgment on each of their 14 claims and also moved for dismissal of each of the Defendants’ remaining eight counterclaims and cross-claims. The Defendants moved affirmatively for summary judgment on four of their eight counterclaims and cross-claims and also moved for dismissal of each of the PWP Plaintiffs’ 14 claims. The Court held oral argument on the motions for summary judgment on May 27, 2021. The Court has yet to issue a decision on the motions for summary judgment.

We believe that our 14 causes of action are meritorious. Further, we believe that we have meritorious defenses to the Defendants’ remaining counterclaims and cross-claims and plan to vigorously contest them. Litigation, however, can be uncertain and there can be no assurance that any judgment for one or more of the Defendants or other outcome of the case would not have a material adverse effect on us. Additionally, even if we prevail in the litigation and are awarded damages, we do not know if we will be able to fully collect on any judgment against any or all Defendants.

We are now, and from time to time may in the future be, named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. We may also become involved in other judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Some of these matters may involve claims of substantial amounts.

For further details on the current legal proceedings, refer to Note 18 – Commitments and Contingencies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.

Item 1A. Risk Factors

You should consider carefully all of the risks described below, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information contained in this report. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Risk Factor Summary

The principal risks and uncertainties affecting our business include the following:

•
The scale, scope and duration of the impact of the COVID-19 pandemic on our business is unpredictable and depends on a number of factors outside of our control. We cannot reasonably predict the magnitude of the ultimate impact that COVID-19 will have on us and whether the impact may have a sustained adverse effect on our business, revenues, operating results and financial condition.
•
Our ability to retain working limited partners whose tenure was not terminated prior to November 1, 2020 (“Working Partners”) and key employees is critical to the success of our business.
•
Our future growth will depend on, among other things, our ability to successfully identify, recruit and develop talent and will require us to commit additional resources.
•
Our inability to successfully identify, consummate and integrate strategic transactions such as joint ventures, strategic investments and acquisitions may result in additional risks and uncertainties in our business.

•
Changing market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our business, which could materially reduce our revenue.
•
Our revenue in any given period is dependent on the number of fee-paying clients in such period, and a significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.
•
Substantially all of our revenue is derived from advisory fees, including fees that are largely contingent upon the completion of events which may be out of our control, such as the completion of a transaction and, as a result, our revenue and profits are highly volatile on a quarterly basis.
•
 Our engagements are often singular in nature and do not provide for subsequent engagements, which could cause our revenues to fluctuate materially from period to period.
•
 Our clients may be unable to pay us for our services.
•
 Our failure to deal appropriately with actual, potential or perceived conflicts of interest could damage our reputation and materially adversely affect our business.
•
 We face strong competition from other financial advisory firms, many of which have the ability to offer clients a wider range of products and services than those we can offer, which could cause us to lose engagements to competitors, fail to win advisory mandates and subject us to pricing pressures that could materially adversely affect our revenue and profitability.
•
 Goodwill and other intangible assets represent a significant portion of our assets, and an impairment of these assets could have a material adverse effect on our business, financial condition and results of operation.
•
 We may be unable to execute on our growth initiatives, business strategies or operating plans.
•
 As a member of the financial services industry, we face substantial litigation risks.
•
 Our business is subject to various cybersecurity and other operational risks.
•
 We may enter into new lines of business which may result in additional risks and uncertainties in our business.
•
 Fluctuations in foreign currency exchange rates could adversely affect our results.
•
 The historical consolidated and unaudited pro forma financial information in our filings is not representative of the results we would have achieved as a stand-alone public company and may not permit you to predict our future results.
•
 Extensive and evolving regulation of our business and the business of our clients exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and may result in limitations on the manner in which our business is conducted.

Risks Related to Our Business

The scale, scope and duration of the impact of the COVID-19 pandemic on our business is unpredictable and depends on a number of factors outside of our control. We cannot reasonably predict the magnitude of the ultimate impact that COVID-19 will have on us and whether the impact may have a sustained adverse effect on our business, revenues, operating results and financial condition.

COVID-19 has created global economic disruption and uncertainty. COVID-19 may have a significant and adverse effect on our business, revenues and operating results in the short term. Additionally, the prolonged impact of COVID-19 could heighten the impact of one or more of the other risk factors described herein.

As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. During periods of unfavorable market or economic conditions, including current market conditions, the volume and value of M&A and capital markets transactions may decrease, thereby reducing the demand for our M&A and capital markets advisory services and increasing price competition among financial services companies seeking such engagements. During mid-2020, fewer new M&A transactions launched due to market volatility and uncertainty caused by COVID-19. Our M&A revenues may have been adversely affected by such reduction in the volume or value of such advisory transactions. COVID-19’s adverse impact may also be significantly driven by other factors that are beyond our control, including, for example: the timing, scope, and effectiveness of additional governmental responses to the pandemic; medical advancements providing vaccinations for the novel coronavirus and treatments for the medical conditions caused by the virus, the timing and speed of economic recovery; the impact on our clients’ willingness to transact in a sustained uncertain environment; and the continued unpredictable impacts on public health and economic activity as the pandemic continues.

Prior to the COVID-19 pandemic, our business (from both a marketing and execution perspective) depended to a large degree on our financial staff meeting in person with potential and engaged clients, potential and actual counterparties to our clients involved in transactions, and other parties in interest. The travel restrictions and social distancing requirements that were put in place as a result of COVID-19 greatly diminished our ability to travel and attend events and meetings in person. While, during the COVID-19 pandemic, we have successfully conducted meetings using technology, our ability to generate and conduct business may have been adversely impacted.

We have implemented various initiatives to reduce the impact of COVID-19 on our firm and our people, such as employees working remotely from home, while also seeking to maintain business continuity. We face various cybersecurity and other operational risks related to our business on a day to day basis, which may be heightened by COVID-19. We rely heavily on financial, accounting, communication, and other information technology systems, including, without limitation, cloud based storage systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may experience a disruption as a result of COVID-19 or increased cybersecurity threats. If we were unable to timely and successfully recover from such a disruption, our business could be materially impacted and such a disruption could cause material financial loss, regulatory actions, reputational harm or legal liability. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. COVID-19 presents a threat to our employees’ well-being. While we have implemented a business continuity plan to protect the health of our employees, such plans cannot anticipate all scenarios, and we may experience a potential loss of productivity.

We remain subject to the risks of future pandemics, which could result in challenges to our business that are similar to, or in excess of, those posed by COVID-19.

Our ability to retain Working Partners and key employees is critical to the success of our business.

Our future success depends to a substantial degree on our ability to retain qualified professionals within our organization, including our Working Partners. However, we may not be successful in our efforts to retain the required personnel as the market for qualified advisory professionals is extremely competitive. Working Partners and other senior professionals have left us in the past and others may do so in the future. Loss of key employees may occur due to perceived opportunity for promotion, compensation levels, work environment, retirement or the pursuit of philanthropic, civic or similar service opportunities, or other individualized reasons, some of which may be beyond our control. Our senior personnel possess substantial experience and expertise and have strong relationships with our advisory clients. As a result, the loss of these professionals could jeopardize our relationships with clients and result in the loss of client engagements. For example, if any of our Working Partners or other senior professionals, including our executive officers, or groups of professionals, were to join or form a competing firm, some of our current clients could choose to use the services of that competitor rather than our services. There is no guarantee that our compensation and non-competition arrangements with our Working Partners provide sufficient incentives or protections to prevent our Working Partners from resigning to compete with our Company or join our competitors. For instance, we are currently the plaintiff in a litigation involving certain former Working Partners and a former employee as defendants, in which the defendants allegedly entered into a scheme to lift out our entire restructuring group to form a new competing firm that they were secretly forming in breach of their contractual and fiduciary duties to our Company. See “Legal Proceedings” included elsewhere in this Form 10-Q. In addition, some of our competitors have more resources than we do, which may allow them to attract some of our existing employees through higher compensation, promotions or otherwise. The departure of a number of Working Partners or groups of professionals could have a material adverse effect on our business and our profitability.

Our future growth will depend on, among other things, our ability to successfully identify, recruit and develop talent and will require us to commit additional resources.

We have experienced significant growth over the past several years, which may be difficult to sustain at the same rate. In addition, our business involves the delivery of professional services and is largely dependent on the talents and efforts of highly skilled individuals. Accordingly, our future growth will depend on, among other things, our ability to successfully identify and recruit individuals to join our firm. It typically takes time for these professionals to become profitable and effective. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development aimed at developing this new talent. If we are unable to recruit and develop such professionals, we will not be able to implement our growth strategy and our financial results could be materially adversely affected.

In addition, sustaining growth will require us to commit additional management, operational and financial resources and to maintain appropriate operational and financial systems to adequately support expansion, especially in instances when we open new offices that may require additional resources before they become profitable. See “Risks Related to our Business—Our growth strategy may involve opening or acquiring new offices and/or expanding, both domestically and internationally, and could involve hiring new Limited Partners and other senior professionals for these offices, which would require substantial investment by us and could materially adversely affect our operating results.” There can be no assurance that we will be able to manage our expanding operations effectively, and any failure to do so could materially adversely affect our ability to grow revenue and control our expenses.

Furthermore, we have grown, and in the future we may continue to grow, by strategic investment or acquisition, which would expose us to numerous risks and uncertainties similar to those of hiring and developing our current professionals. Additionally, there are challenges related to integrating a large number of personnel into our global organization and ensuring a proper cultural fit. Management and other existing personnel have spent, and may in the future spend, considerable time and resources working to integrate any acquired business or strategic investment, which may distract them from other business operations.

Our inability to successfully identify, consummate and integrate strategic transactions such as joint ventures, strategic investments and acquisitions may result in additional risks and uncertainties in our business.

In addition to recruiting and internal promotions, we may grow our business through strategic transactions, including joint ventures, strategic investments or acquisitions.

We regularly evaluate opportunities to acquire other businesses. Unless and until acquisitions of other businesses generate meaningful revenues, the purchase prices or consideration we pay to acquire such businesses could have a material adverse effect on our business, financial condition and results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Additionally, acquisitions may have “earn-out” provisions that could result in large costs after the closing of the acquisition, some or all of which could be dilutive of the holders of our Class A common stock. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from acquisitions. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, including expenses related to any potential acquisition from which we may withdraw; diversion of our management’s time, attention, and resources; decreased utilization during the integration process; loss of key acquired personnel; difficulties in integrating diverse corporate cultures; increased costs to improve or integrate personnel and financial, accounting, technology and other systems, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); dilutive issuances of equity securities, including convertible debt securities; the assumption of legal liabilities; amortization of acquired intangible assets; potential write-offs related to the impairment of goodwill and additional conflicts of interest. In addition, our clients may react unfavorably to our acquisition, growth and joint venture strategies, and disagreements between us and any joint-venture partners may negatively impact our business and profitability. If we are unable to successfully manage these risks, we will not be able to implement our growth strategy, which could ultimately materially adversely affect our business, financial condition and results of operations.

In the case of any joint ventures and strategic investments, we are subject to additional risks and uncertainties relating to governance and controls, in that we may be dependent upon personnel, controls and systems, including management of the business by third parties, and subject to liability, losses or reputational damage relating to such personnel, controls and systems and the management decisions of third parties that are not under our control. In the event we make further strategic investments or acquisitions, we would face numerous risks and would be presented with financial, managerial and operational challenges, including the difficulty of integrating personnel, financial, accounting, technology and other systems and management controls.

Changing market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our business, which could materially reduce our revenue.

As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. Financial markets and economic conditions can be negatively impacted by many factors beyond our control, such as the inability to access credit markets, rising interest rates or inflation, pandemic, terrorism, political uncertainty, uncertainty in U.S. federal fiscal, monetary, tax or regulatory policy and the fiscal, monetary, tax or regulatory policy of foreign governments and the timing and nature of such reform. For example, our revenue is related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our M&A advisory services and increasing price competition among financial services companies seeking such engagements. We may face a similar reduction in demand for our M&A services when the prices of certain commodities, including oil, remain suppressed or experience volatility for an extended period of time. In addition, during periods of strong market and economic conditions, the volume and value of recapitalization and restructuring transactions may decrease, thereby reducing demand for our recapitalization and restructuring advisory services and increasing price competition among financial services companies seeking such engagements. Our results of operations could be adversely affected by any such reduction in the volume or value of such advisory transactions. Revenue improvements in our M&A practice in strong economic conditions could be offset in whole or in part by any related revenue declines in our restructuring practice. Further, in the period following an economic downturn, the volume and value of M&A transactions typically take time to recover and lag a recovery in market and economic conditions. These trends are cyclical in nature and subject to periodic reversal.

Furthermore, rapid increases in equity valuations and market volatility can negatively impact M&A activity. Our clients engaging in M&A transactions often rely on access to the credit and/or equity markets to finance such transactions. The uncertain availability of credit and the volatility of equity markets can adversely affect the size, volume, timing and ability of our clients to successfully complete M&A transactions and adversely affect our advisory business. Market volatility also affects our clients’ ability and willingness to engage in stock-for-stock transactions.

Changes in market and economic conditions can also impact other aspects of our business in different ways. For example, our profitability may be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. While we operate in North America, Europe and the Middle East, our operations in the United States have historically provided most of our revenues and earnings. Consequently, our revenues and profitability are particularly affected by market conditions in the United States.

Our revenue in any given period is dependent on the number of fee-paying clients in such period, and a significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

Our revenue in any given period is dependent on the number of fee-paying clients in such period. For the six months ended June 30, 2021, we earned revenues from 149 advisory clients, 70 of which generated fees equal to or greater than $1.0 million. For the year ended December 31, 2020 we earned revenues from 175 advisory clients, 99 of which generated fees equal to or greater than $1.0 million. For the year ended December 31, 2019 we earned revenues from 179 advisory clients, 100 of which generated fees equal to or greater than $1.0 million. For the year ended December 31, 2018 we earned revenues from 197 advisory clients, 105 of which generated fees equal to or greater than $1.0 million. For the year ended December 31, 2017 we earned revenues from 187 advisory clients, 94 of which generated fees equal to or greater than $1.0 million. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results for such period. There was no individual client that accounted for more than 10% of aggregate revenues for the years ended December 31, 2020, 2019, 2018 and 2017.

In addition, the composition of the group comprising our largest clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our revenues in any given period. As a result, our business, financial condition, results of operations and liquidity may be significantly affected by the loss of a relatively small number of mandates or the failure of a relatively small number of assignments to be completed.

We have recorded operating losses in the past and may experience operating losses in the future.

For the years ended December 31, 2020, 2019 and 2018, we recorded operating losses of $14.6 million, $155.1 million and $107.4 million, respectively. These operating losses have been largely due to the equity-based compensation awards granted by Professional Partners, which have no economic impact on PWP or PWP OpCo. The vesting of equity awards granted in connection with the transaction will be recorded as equity-based compensation expense at PWP OpCo for GAAP accounting purposes. We need to continue to compensate personnel competitively in order to continue building our business and as a result, we may continue to experience operating losses in future periods.

Substantially all of our revenue is derived from advisory fees, including fees that are largely contingent upon the completion of events which may be out of our control, such as the completion of a transaction and, as a result, our revenue and profits are highly volatile on a quarterly basis.

Our revenue and profits can be highly volatile. Unlike diversified investment banks, which generate revenues from commercial lending, securities trading and retail banking, or other advisory firms, which have asset management and other recurring revenue businesses, our generation of revenues from sources other than advisory fees is minimal. Our advisory fees are generally derived from a limited number of engagements that generate significant fees contingent on key transaction milestones, the timing and conditions of which are outside of our control. We expect that we will continue to rely on advisory fees for most of our revenue for the foreseeable future. Accordingly, a decline in our advisory engagements or the market for advisory services would adversely affect our business. In addition, our financial results will likely fluctuate from quarter to quarter based on the timing of when fees are earned, and high levels of revenue in one quarter will not necessarily be predictive of continued high levels of revenue in future periods. In some cases, for advisory engagements that do not result in the successful consummation of a transaction, we are not paid a fee other than the reimbursement of certain out-of-pocket expenses and, in some cases, a retainer, despite having devoted considerable resources to these transactions.

Because we lack other, more stable, sources of revenue which could moderate some of the volatility in our advisory revenue, we may experience greater variations in our revenue and profits than other larger, more diversified competitors in the financial services industry. Should our contingent fee arrangements represent a greater percentage of our business in the future, we may experience increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results.

Because in many cases revenues are not recognized until the successful consummation of the underlying transaction, our revenue is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, we may be engaged by a client in connection with a sale or divestiture, but the transaction may not occur or be consummated because, among other things, anticipated bidders may not materialize, no bidder is prepared to pay our client’s price or because our client’s business experiences unexpected operating or financial problems. We may be engaged by a client in connection with an acquisition, but the transaction may not occur or be consummated for a number of reasons, including because our client may not be the winning bidder, failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target’s business experiences unexpected operating or financial problems. Additionally, a client may not receive bids acceptable to it in connection with a restructuring transaction or may not be able to restructure its operations or indebtedness due to a failure to reach an agreement with its principal creditors or the court. In such circumstances, we often do not receive advisory fees, despite having devoted considerable resources to these transactions.

Our engagements are often singular in nature and do not provide for subsequent engagements, which could cause our revenues to fluctuate materially from period to period.

We operate in a highly-competitive environment where our clients generally retain us on a non-exclusive, short-term, engagement-by-engagement basis in connection with specific transactions or projects, rather than under long-term contracts covering potential additional future services. As these transactions and projects are often singular in nature and subject to intense competition, we must seek out new engagements when our current engagements are successfully completed or terminated. As a result, high activity levels in any period are not indicative of high activity levels in the next-succeeding or any future period, and the successful completion of a previous engagement does not guarantee that we will be engaged by the same client in the future on the same terms or at all.

Our clients may be unable to pay us for our services.

We face the risk that our clients may not have the financial resources to pay our agreed-upon advisory fees, including in the bankruptcy or insolvency context. Further, our clients include companies that have had and may from time to time encounter financial difficulties. If a client’s financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a number of our clients who, in the aggregate, owe us substantial accounts receivable could have a material adverse effect on our business, financial condition and results of operations. In addition, if a client declares bankruptcy after paying us certain invoices, courts may determine that we are not properly entitled to those payments and may require repayment of some or all of the amounts we received, which could adversely affect our business, financial condition and results of operations. Further, some fees earned from certain activities in our restructuring business are subject to approval by the U.S. Bankruptcy Courts and other interested parties which have the ability to challenge the payment of such fees. Fees earned and reflected in our revenue may from time to time be subject to successful challenges, which could result in a reduction of revenue. Certain clients may, due to changes in senior personnel, ownership or otherwise, also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees. Such actions may require considerable financial and personnel resources and may result in negative public relations due to the public nature of legal action. Ultimately, there is no guaranty that such legal action could be successful.

If the number of debt defaults, bankruptcies or other factors affecting demand for our recapitalization and restructuring advisory services declines, our recapitalization and restructuring business could suffer.

We provide various financial recapitalization and restructuring and related advice to companies in financial distress or to their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing recapitalization and restructuring advisory services entails the risk that the transaction will be unsuccessful or take considerable time and can be subject to a bankruptcy court’s authority to disallow or discount our fees in certain circumstances, including after payment of our fees. If the number of debt defaults, bankruptcies or other factors affecting demand for our recapitalization and restructuring advisory services declines, our business could be adversely affected.

Our failure to deal appropriately with actual, potential or perceived conflicts of interest could damage our reputation and materially adversely affect our business.

We confront actual, potential or perceived conflicts of interest in our business. For instance, we face the possibility of an actual, potential or perceived conflict of interest when we represent a client on a transaction in which an existing (or future) client is (or becomes) a party. We may be asked by two or more potential clients to act on their behalf on the same transaction, including multiple clients as potential buyers in the same acquisition transaction, and we may act for such clients if all such clients agree to us doing so (with such agreement potentially being subject to certain operational or other conditions). In each of these situations, we face the risk that our current policies, controls and procedures do not timely identify, disclose or appropriately manage such conflicts of interest.

In addition, we frequently come into possession of material non-public information and other confidential information in connection with our advisory engagements, and our possession of a client’s material non-public information could place restrictions on our other operations or engagements. It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction, litigation or regulatory enforcement actions, or result in a client terminating our engagement. Appropriately identifying and managing actual or perceived conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation which could materially adversely affect our business in a number of ways, including as a result of a reluctance of some potential clients and counterparties to do business with us.

Policies, controls and procedures that we implement or may be required to implement to address additional regulatory requirements, including as a result of additional foreign jurisdictions in which we operate, or to mitigate actual or potential conflicts of interest, may result in increased costs; including for additional personnel and infrastructure and information technology improvements; limit our activities; and reduce the positive synergies that we seek to cultivate across our businesses. Conflicts may also arise if our advisory business has access to material non-public information that may not be shared with our equity research business or vice versa.

Employee misconduct, which is difficult to detect and deter, and other labor-related issues could harm us by impairing our ability to attract and retain clients and by subjecting us to legal liability and reputational harm.

There have been a number of highly-publicized cases involving fraud, insider trading or other misconduct by employees in the financial services industry, and there is a risk that our employees could engage in misconduct that would adversely affect our business. For example, our business often requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to legal sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee’s failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and/or personnel and in turn materially adversely affect our business. Furthermore, as we continue to increase the size of our workforce, the risk of potential employment-related claims will also increase. As such, we may be subject to legal proceedings related to employment matters including, but not limited to, discrimination, harassment (sexual or otherwise), wrongful termination and local, state or federal labor law violations. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. If our employees engage in misconduct or fail to follow appropriate security measures, our business could be materially adversely affected.

The U.S. Department of Justice and the SEC continue to devote significant resources to the enforcement of the Foreign Corrupt Practices Act (the “FCPA”). In addition, the United Kingdom (“U.K.”) and other jurisdictions have significantly expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures that we believe are reasonably designed to ensure compliance by us and our personnel with the applicable laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption laws could subject us to, among other things, reputational damage, regulatory enforcement, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and/or a general loss of client or investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our Class A common stock.

We may face damage to our professional reputation if our services are not regarded as satisfactory or for other reasons.

As an advisory service firm, we depend to a large extent on our relationships with our clients and reputation for integrity and high caliber professional services to attract and retain clients. Our ability to secure new engagements is substantially dependent on our reputation and the individual reputations of our financial professionals. Any factor that diminishes our reputation or that of our financial professionals, including not meeting client expectations or actual or alleged misconduct by our financial professionals, including misuse of confidential information or mishandling actual or perceived conflicts, could make it substantially more difficult for us to attract new engagements and clients or retain existing clients. As a result, if a client is not satisfied with our services, it may be more damaging in our field of business than in other business fields.

Further, because we provide our services primarily in connection with significant or complex transactions, disputes or other matters that usually involve confidential and sensitive information or are adversarial, and because our work is the product of myriad judgments of our financial professionals and other staff operating under significant time and other pressures, we may not always perform to the standards expected by our clients. In addition, we may face reputational damage from, among other things, litigation against us, actual or perceived conflicts of interest, our failure to protect confidential information and/or breaches of our cybersecurity protections or other inappropriate disclosure of confidential information, including inadvertent disclosures.

We face strong competition from other financial advisory firms, many of which have the ability to offer clients a wider range of products and services than those we can offer, which could cause us to lose engagements to competitors, fail to win advisory mandates and subject us to pricing pressures that could materially adversely affect our revenue and profitability.

The financial services industry is intensely competitive, highly fragmented and subject to rapid change and we expect it to remain so. Our competitors are other investment banking and financial advisory firms. We compete on both a global and a regional basis, and on the basis of a number of factors, including depth of client relationships, industry knowledge, transaction execution skills, our range of products and services, innovation, reputation and price. In addition, in our business there are usually no long-term contracted sources of revenue. Each revenue generating engagement typically is separately solicited, awarded and negotiated.

We have experienced intense competition in obtaining advisory mandates in recent years, including with respect to pricing, and we may experience further pricing pressures in our business in the future as some of our competitors may seek to obtain increased market share by reducing fees.

Our competitors include large financial institutions, many of which have far greater financial and other resources than we do and, unlike us, have the ability to offer a wider range of products, from loans, deposit taking and insurance to brokerage and trading, and employ more key professionals to serve their clients’ needs and develop client relationships, which may enhance their competitive position. They also regularly support investment banking, including financial advisory services, with commercial lending and other financial services and products we do not offer in an effort to gain market share, which puts us at a competitive disadvantage and could result in pricing pressures or loss of opportunities, which could materially adversely affect our revenue and profitability. These larger and better capitalized competitors may also be better able to respond to changes in the financial services industry. In addition, we may be at a competitive disadvantage with regard to certain of our competitors who are able to and often do, provide financing or market-making services that are often a crucial component of the types of transactions on which we advise.

In addition to our larger competitors, we also compete with a number of independent investment banks that offer independent advisory services. There are relatively few barriers to entry impeding the launch of new financial advisory firms, including a relatively low cost of entering this business, and the success of new entrants into our lines of business, including major banks and other financial institutions, have resulted in increased competition. As these independent firms or new entrants into the market seek to gain market share there could be pricing pressures, which would adversely affect our revenues and earnings.

If we are unable to compete successfully with our existing competitors or with any new competitors, we will not be able to implement our growth strategy, which ultimately could materially adversely affect our business, financial condition and results of operations.

Goodwill and other intangible assets represent a significant portion of our assets, and an impairment of these assets could have a material adverse effect on our business, financial condition and results of operation.

Goodwill and other intangible assets represent a significant portion of our assets, and totaled $70.0 million, $73.3 million and $79.9 million as of June 30, 2021 and December 31, 2020 and 2019, respectively. Goodwill is the excess of the fair value of consideration transferred over the fair value of identifiable net assets, including other intangibles, acquired at the time of an acquisition. We review goodwill and other intangible assets at least annually for impairment. We may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, or operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. Annual impairment reviews of indefinite-lived intangible assets, any future impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. The valuation of the reporting unit requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting unit, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, our goodwill and indefinite-lived intangible assets may be impaired in future periods.

We may be unable to execute on our growth initiatives, business strategies or operating plans.

We are executing on a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we have expanded, and intend to continue to expand, our platform into various industry and product sectors, both organically and through acquisitions, and to expand our existing expertise into new geographies. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all or any of the expected benefits, including growth targets and margin expansion, we expect to achieve or it may be more costly to do so than we anticipate. A variety of factors could cause us not to realize some or all of the expected benefits. These factors include, among others: delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans; difficulty in competing in certain industries, product areas and geographies in which we have less experience than others; negative attention from any failed initiatives; and increased or unexpected costs in implementing these efforts.

Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we may not realize the expected benefits from these plans. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, we will not be able to implement our growth strategy, which ultimately could materially adversely affect our business, financial condition and results of operations.

Restrictions in the Credit Agreement (as defined herein) governing our Revolving Credit Facility (as defined herein) or the credit agreement governing any replacement credit facility may impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests.

On December 11, 2018, PWP Group, a wholly-owned subsidiary of PWP OpCo, entered into the Revolving Credit Facility in order to pay in full the outstanding credit agreement with Cadence Bank, N.A., dated November 30, 2016 (the “Credit Agreement”), through which the Company borrowed an aggregate $50.0 million, plus outstanding interest, fees and expenses related thereto and provide for the future working capital needs and other general corporate purposes of PWP Group and its subsidiaries. The Revolving Credit Facility, as amended in connection with the Closing, provides for a $50.0 million unsecured revolving credit facility that matures on July 1, 2025, and contains a number of significant covenants that, among other things, require PWP OpCo and certain of its subsidiaries (the “Loan Parties”) to maintain (on a consolidated basis) minimum liquidity levels, a minimum debt service coverage ratio and a maximum leverage ratio and restrict the ability of the Loan Parties to:

•
incur liens;
•
dispose of assets;
•
incur additional indebtedness;
•
make certain restricted payments;
•
engage in business mergers or consolidations; and
•
engage in certain transactions with subsidiaries and affiliates.

These restrictions (and similar restrictions under any replacement credit facility) could impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. The ability of the Loan Parties to comply with these financial ratios and covenants may be affected by events beyond our control. A breach of the provisions of the Revolving Credit Facility (or any replacement credit facility) or the inability of any Loan Party to comply with the required financial ratios or covenants included therein could result in a default thereunder. In the event of any such default, the administrative agent under the Revolving Credit Facility (or any replacement credit facility) could elect to:

•
declare the commitments of all of the lenders under the Revolving Credit Facility (or any replacement credit facility) to be terminated; and
•
declare all outstanding debt, accrued interest and fees to be due and immediately payable.

Any such election could have a material adverse effect on our business, financial condition and results of operations, as well as our reputation, which could materially adversely affect our business in a number of ways, including as a result of a reluctance of some potential clients and counterparties to do business with us.

As a member of the financial services industry, we face substantial litigation risks.

Our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and affected third parties, including shareholders of our clients who could bring securities class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services companies have been increasing, including claims for aiding and abetting client misconduct. Litigation alleging that we performed below our agreed standard of care or breached any other obligations to a client or other parties could expose us to significant legal liabilities, and, regardless of outcome, could be very costly, could distract our management and could damage our reputation. For example, we are currently involved in litigation with certain former working limited partners whose tenure was terminated prior to November 1, 2020 (“Legacy Partners”) and a former employee regarding claims of breach of contract. For further information, see “Legal Proceedings” included elsewhere in this Form 10-Q. Moreover, judicial scrutiny and criticism of investment banker performance and activities has increased, creating risk that our services in a litigated transaction could be criticized by a court. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.

Our engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us in all cases, including when we perform below our agreed standard of care or a client does not have the financial capacity to pay for its obligations under any such indemnity. As a result, we may incur significant legal expenses in defending against or settling litigation. In addition, we may not have, and may not in the future choose to obtain, insurance with respect to any or all potential claims and, if desirable, we may have to spend a significant amount to adequately insure against these potential claims, and such insurance coverage may not be available on commercial terms or at all. Substantial legal liability or significant regulatory action against us or significant criticism by a court of our performance or activities could have material adverse financial effects or cause significant reputational harm to us, which could materially harm our business prospects, financial condition and results of operations. Further, allegations by private litigants or regulators of our having engaged in improper conduct, whether true or false and regardless of whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our competitors or our industry, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.

Our management has not previously managed our advisory business as a separate public company.

The individuals who now constitute our management have not previously managed our advisory business as a separate publicly traded company. Compliance with public company requirements will place significant additional demands on our management and will require us to enhance our investor relations, legal, financial reporting and corporate communications functions. These additional efforts may strain our resources and divert management’s attention from other business concerns, which could adversely affect our business and profitability.

In addition, on February 28, 2019, we consummated the separation of our advisory business from the rest of the business of PWP OpCo (the “PWP Separation”). These two businesses have historically utilized common senior management and certain operational structures, including facilities and technology platforms as well as certain legal, compliance, human resources, finance, accounting, marketing and other support personnel and senior management oversight. The process of separating these businesses, and of operating our advisory business on a stand-alone basis, may result in increased costs and inefficiencies and other impediments to the regular operations of our business, the occurrence of any of which could adversely affect our business and profitability.

Our business is subject to various cybersecurity and other operational risks.

We face various cybersecurity and other operational risks related to our business on a day-to-day basis. We rely heavily on financial, accounting, communication and other information technology systems and the people who operate them. These systems, including the systems of third parties on whom we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our or such third parties’ network security systems or otherwise, including for reasons beyond our control.

Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients, alliance partners and vendors. We may be subject to attempted security breaches and cyber-attacks and a successful breach could lead to shutdowns or disruptions of our systems or third-party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our system or the third party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses and the mounting of cyber-attacks and other means and could originate from a wide variety of sources, including employees, contractors, foreign governments and other unknown third parties outside the firm. If our or the third-party systems on which we rely are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee’s failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and in turn materially adversely affect our business. The increased use of mobile technologies can heighten these and other operational risks. There can be no assurance that we or the third parties on whom we rely will be able to anticipate, detect or implement effective preventative measures against frequently changing cyber threats.

We operate a business that is highly dependent on information systems and technology. Any failure to keep accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. We rely on third party service providers for certain aspects of our business. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair our operations, affect our reputation and adversely affect our business.

In addition, a disaster or other business continuity problem, such as a pandemic, other man made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, could lead us to experience operational challenges. Our continued success will depend, in part, on the availability of our personnel and office facilities and the proper functioning of our computer, software, telecommunications, transaction processing and other related systems and operations, as well as those of third parties on whom we rely. In particular, we depend on our headquarters in New York City, where a large number of our personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or a disruption that directly affects our headquarters or other major offices in Houston or the U.K., could have a material adverse impact on our ability to continue to operate our business without interruption. The incidence and severity of disasters or other business continuity problems are inherently unpredictable, and our inability to timely and successfully recover could materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability.

We may not be able to generate sufficient cash to service any indebtedness.

Our ability to make scheduled payments on or to refinance any debt obligations, including borrowings under the Revolving Credit Facility or any replacement credit facility, depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, any existing or future indebtedness. If our cash flows and capital resources are insufficient to fund any future debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital or restructure or refinance such indebtedness, and we may not be able to pursue any of these options on commercially reasonable terms or at all. This could also result in us lowering or eliminating future undeclared dividend payments. Any such transactions could also involve significant expense and management attention.

Our international operations are subject to certain risks, which may affect our revenue.

For the six months ended June 30, 2021 and year ended December 31, 2020, we earned approximately 18.9% and 25.4%, respectively, of our revenues from our international operations. We intend to grow our non-U.S. business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. Our international operations carry special financial and business risks, which could include the following:

•
greater difficulties in managing and staffing foreign operations;
•
language barriers and cultural differences, including the need to adopt different business practices in different geographic areas;
•
fluctuations in foreign currency exchange rates that could adversely affect our results;
•
unexpected, additional and/or costly changes in trading policies, regulatory requirements, tariffs and other barriers;
•
restrictions on travel;
•
longer transaction cycles;
•
higher operating costs;
•
local labor conditions and regulations;
•
adverse consequences or restrictions on the repatriation of earnings;
•
potentially adverse tax consequences, such as trapped foreign losses or profits;
•
potentially less stable political and economic environments;
•
terrorism, political hostilities, war and other civil disturbances or other catastrophic events that reduce business activity;

•
different fee structures for our advisory services; and
•
difficulty collecting fees.

Further, as part of our day-to-day operations outside the United States, we are required to create compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our geographically dispersed operations.

Any payment of distributions, loans or advances to and from our subsidiaries could be subject to restrictions on or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate or other restrictions imposed by current or future agreements, including debt instruments, to which our non-U.S. subsidiaries may be a party. Our business, financial condition and/or results of operations could be adversely impacted, possibly materially, if we are unable to successfully manage these and other risks of international operations.

If our international business increases relative to our total business, the materialization of these risks could have a more pronounced effect on our operating results or growth prospects.

Our growth strategy may involve opening or acquiring new offices and/or expanding, both domestically and internationally, and could involve hiring new Limited Partners and other senior professionals for these offices, which would require substantial investment by us and could materially adversely affect our operating results.

Our ability to grow our advisory business depends in part on our ability to open or acquire new offices, expand internationally and hire new Limited Partners and other senior professionals for these offices. We may not be successful in any efforts to open new offices, expand internationally or hire new Limited Partners and other senior professionals for these offices. The costs of opening a new office, expanding internationally and hiring the necessary personnel to staff any such office are substantial. If we are not successful in these efforts, we may not be able to recover our investments or our substantial cost outlays, and new international operations may not achieve profitability. To the extent that we pursue business opportunities in certain markets outside the United States, such as our business operations in the E.U., U.K., Canada, France and Germany, we will be subject to political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, inflation controls, licensing requirements and other restrictive governmental actions, as well as the outbreak of hostilities.

Depending upon the extent of our expansion, and whether it is done by recruiting new Limited Partners, strategic investment or acquisition, the incremental costs of our expansion may be funded from cash from operations, new share issuances or other financing alternatives. There can be no assurance that we will be able to generate or obtain sufficient capital on acceptable terms to fund our expansion needs which would limit our future growth and could have a material adverse effect on our business, financial condition and results of operations.

We may enter into new lines of business which may result in additional risks and uncertainties in our business.

We currently generate substantially all of our revenue from advisory engagements. However, we may grow our business by entering into new lines of business. Moreover, we currently derive a small portion of revenue through equity research, underwriting and trading services conducted through TPH. To the extent we enter into new lines of business or increase our focus on existing lines of business other than our advisory engagements, we will face numerous risks and uncertainties, including risks associated with actual or perceived conflicts of interest because we would no longer be limited to the advisory business, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our business.

For instance, if we increasingly act as an underwriter in public offerings and other distributions of securities in order to support our advisory business, we may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. In addition, if we act as an underwriter, we may also be subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. In such cases, any indemnification provisions in the applicable underwriting agreement may not be available to us or may not be sufficient to protect us against losses arising from such liability. For a discussion of the conflicts of interest risks that may be associated with an increased focus on our equity research business, see “Risks Related to Our Business—Our failure to deal appropriately with actual, potential or perceived conflicts of interest could damage our reputation and materially adversely affect our business” above.

In addition, PWP Forward Acquisition Corp. I (“PFAC”) is a special purpose acquisition company that is related to us, and is sponsored by us, our partners, employees and other investors who have a relationship with us. If PFAC, or any other special purpose acquisition company (“SPAC”) that is related to us or is sponsored by us, our partners, employees and other investors, engages in poor business practices or experiences adverse results, we could suffer reputational harm that could adversely affect our revenue and our business prospects. Furthermore, PWP’s relationship to SPACs could lead to actual or perceived conflicts of interest with existing or potential clients of our advisory business, which could affect our ability to obtain certain client engagements and have an adverse effect on our business, financial condition and results of operations.

Further, entry into certain new lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, occupancy, communication and information technology services, and depreciation and amortization will be largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to our entering into new lines of business. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our business, financial condition and our results of operations could be materially adversely affected.

Fluctuations in foreign currency exchange rates could adversely affect our results.

Because our financial statements are denominated in U.S. dollars and we receive a portion of our net revenue in other currencies (including the Euro, pound sterling and Canadian dollars), we are exposed to fluctuations in foreign currencies. During the six months ended June 30, 2021 and the year ended December 31, 2020, 14.3% and 21.5%, respectively, of revenue was denominated in currencies other than the U.S. dollar. In addition, we pay certain of our expenses in such currencies. Fluctuations in foreign currency exchange rates can be unpredictable and may lead to losses in net cash. An appreciation or depreciation of any of these currencies relative to the U.S. dollar could result in an adverse or beneficial impact, respectively, to our financial results. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise.

The exit by the U.K. from the E.U. could adversely impact our business, operations and financial condition.

We have a presence in the U.K. and certain E.U. countries, including France and Germany. On January 31, 2020, the U.K. withdrew from the E.U., commonly referred to as “Brexit.” The U.K. remained in the E.U.’s customs union and single market for a transition period that expired on December 31, 2020. The U.K. and the E.U. agreed to a Trade and Cooperation Agreement on December 24, 2020 (the “TCA”), which was applied on a provisional basis from January 1, 2021 and entered into full force on May 1, 2021, following formal approval by the U.K. and the E.U.

While the TCA regulates a number of important areas, significant parts of the U.K. economy are not addressed in detail by the TCA, including in particular the services sector, which represents the largest component of the U.K.’s economy. A number of issues, particularly in relation to the financial services sector, remain to be resolved through further bilateral negotiations. As a result, the new relationship between the U.K. and the E.U. could in the short-term, and possibly for longer, cause disruptions to and create uncertainty in the economy, which could in turn result in reduced corporate transactional activity that would negatively impact our business. In addition, there could be an adverse impact on the ability of our London office personnel to operate within the E.U. A failure to agree a sustainable and practical financial services regulatory relationship between the U.K. and the E.U., whether on the basis of equivalence, mutual recognition or otherwise, could harm our business, financial condition and results of operations.

A change in relevant income tax laws, regulations, or treaties, or an adverse interpretation of these items by tax authorities, could result in an audit adjustment or revaluation of our deferred tax assets that may cause our effective tax rate and tax liability to be higher than what is currently presented in the consolidated statements of financial condition.

As part of the process of preparing our consolidated statements of financial condition, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment. Our effective tax rate and tax liability is based on the application of current income tax laws, regulations, and treaties. These laws, regulations, and treaties are complex, and the manner in which they apply to our facts and circumstances is sometimes open to interpretation. We believe our application of current laws, regulations, and treaties to be correct and sustainable upon examination by the tax authorities. However, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. In addition, tax laws, regulations, or treaties enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate.

Uncertainty relating to the London Interbank Offered Rate (“LIBOR”) calculation process and potential phasing out of LIBOR in the future may adversely affect the value of our outstanding debt instruments.

National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices known as “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, the FCA has stated that: “The interest rate benchmark LIBOR is expected to cease after end-2021.” Further, on March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease the publication of all settings of non-U.S. dollar LIBOR and the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued after June 30, 2023. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established.

At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates may have on LIBOR, other benchmarks, or LIBOR-based debt instruments. Uncertainty as to the nature of such potential discontinuance, modification, alternative reference rates or other reforms may materially adversely affect the trading market for securities linked to such benchmarks. Furthermore, the use of alternative reference rates or other reforms could cause the interest rate calculated for our LIBOR-based debt instruments to be materially different than expected.

Our ability to successfully operate our business will depend largely upon the efforts of certain key personnel, including the key personnel of PWP. The loss of such key personnel could adversely affect the operations and profitability of our business.

Our ability to recognize certain benefits of the Business Combination and successfully operate our business will depend upon the efforts of certain key personnel, including key personnel of PWP. The unexpected loss of key personnel may adversely affect our operations and profitability. In addition, our future success depends in part on our ability to identify and retain key personnel to succeed senior management. Furthermore, while we have closely scrutinized the skills, abilities and qualifications of the key personnel, our assessment may not prove to be correct. If such personnel do not possess the skills, qualifications or abilities we expect or those necessary to manage a public company, the operations and profitability of our business may be negatively impacted.

The historical consolidated and unaudited pro forma financial information in our filings is not representative of the results we would have achieved as a stand-alone public company and may not permit you to predict our future results.

The historical consolidated and unaudited pro forma financial information in our filings does not reflect the financial condition, results of operations or cash flows that we would have achieved as a stand-alone public company during the periods presented or those we will achieve in the future as a result of (i) the expense allocations for certain support functions that are provided on a centralized basis within PWP OpCo prior to the PWP Separation, such as expenses for business technology, facilities, legal, finance, human resources and business development, which are reflected in PWP’s historical consolidated financials and may be higher or lower than the comparable expenses that it would have actually incurred, or will incur in the future, as a stand-alone company and (ii) the added costs we expect to incur as a public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act. As a result of these matters, among others, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

Risks Related to Regulation

Extensive and evolving regulation of our business and the business of our clients exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and may result in limitations on the manner in which our business is conducted.

As a participant in the financial services industry, we are subject to extensive regulation in the United States and internationally, including regulatory capital and other requirements imposed on our two SEC-registered broker-dealers, Perella Weinberg Partners LP and Tudor, Pickering, Holt & Co. Securities, LLC. We are subject to regulatory restrictions and requirements imposed by applicable statutes, regulations and policies in the jurisdictions in which we operate. U.S. and non-U.S. government agencies and self-regulatory organizations, including the Financial Industry Regulatory Authority (“FINRA”) and U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to us and conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer from registration or membership.

The statutes, regulations and policies to which we are subject may change at any time. Extensive legislation and implementing regulation affecting the financial services industry continue to be adopted in regions that directly or indirectly affect our business, including the United States, the U.K., the European Union (the “E.U.”), Canada, France and Germany, and the manner in which those laws and related regulations are applied to our operations is still evolving. For example, several states and municipalities in the United States, including, but not limited to, California, Illinois, New York State and New York City have adopted “pay-to-play” rules, which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain engagements of our advisory business. Any legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations, as well as any deficiencies in our compliance with such legislation and regulation, could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging or otherwise adversely affect our businesses.

Our ability to conduct business and our operating results may also be adversely affected as a result of any new requirements imposed by, or changes in, the interpretation or enforcement of existing laws and rules by the SEC, FINRA, the FCA, the Canadian Securities Regulators, the Investment Industry Regulatory Organization of Canada (“IIROC”), the Autorité de contrôle prudentiel et de resolution (“ACPR”) or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate financial services firms or supervise financial markets. In addition, some of our clients or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions affecting their dealings with us. Accordingly, we may incur significant costs, including compliance costs, to comply with U.S. and international applicable statutory, regulatory and other requirements, and such expenses, including legal fees and fees paid to the SEC, FINRA, the FCA, the Canadian Securities Regulators, IIROC, ACPR and other U.S. or foreign governmental regulatory authorities or self-regulatory organizations, have increased in recent years and may continue to increase. For instance, in order to comply with such requirements, we maintain an internal team that works full-time to develop and implement regulatory compliance policies and procedures, monitor business activities to ensure compliance with such policies and procedures and reports to senior management. This team also uses various software tracking and reporting systems and confers regularly with internal and outside legal counsel in the performance of its responsibilities. The need to continuously adjust our operations to, and ensure compliance with, a changing regulatory environment may result in further increases in compliance and other operating costs, which may negatively affect our business.

In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may adversely affect our business. For example, changes in antitrust enforcement or the focus of the Committee for Foreign Investment in the United States could affect the level of M&A activity and changes in applicable regulations could restrict the activities of our clients and their need for the types of advisory services that we provide to them.

Failure to comply with applicable laws or regulations could result in sanctions being levied against us, including fines, penalties, judgments, disgorgement, restitution and censures, suspension or expulsion from a certain jurisdiction, self-regulatory organization or market or the revocation or limitation of licenses. Failure to comply with applicable laws or regulations could also result in adverse publicity and reputational harm and could impair executive retention or recruitment. In addition, any changes in the regulatory framework could impose additional expenses or capital requirements on us, result in limitations on the manner in which our business is conducted, have a material adverse impact upon our business and financial condition and require substantial attention by senior management. In addition, our business is subject to periodic examination by various regulatory authorities, and we cannot predict the timing or the outcome of any such examinations.

The cost of compliance with international broker dealer, employment, labor, benefits and tax regulations may adversely affect our business and hamper our ability to expand internationally.

Since we operate our business both in the United States and internationally, we are subject to many distinct broker dealer, employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. In addition, the data privacy and security framework of the E.U., the General Data Protection Regulations (the “GDPR”), took effect on May 25, 2018. As we engage in significant business in Europe, we are subject to the GDPR’s requirements. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses or favoring or requiring local ownership.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including in particular, reporting and other requirements under the Exchange Act. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, injunctive relief or similar remedies which could be costly to us or limit our ability to operate.

Risks Related to our Organizational Structure

Our only material assets are our partnership interests in PWP OpCo and our equity interest in the general partner of PWP OpCo, PWP GP LLC (“PWP GP”), and we are accordingly dependent upon distributions from PWP OpCo to pay dividends, taxes, make payments under the TRA and pay other expenses.

We are a holding company, and our only material assets are our partnership interests in PWP OpCo and our equity interest in PWP GP, the general partner of PWP OpCo. We have no independent means of generating revenue. We are accordingly dependent upon, and intend to cause PWP OpCo to make, distributions to our partners in an amount sufficient to cover all applicable taxes payable, other expenses payments under the TRA, Professional Partners’ indemnification claims with respect to the advisory business and dividends, if any, declared by us.

PWP OpCo is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of PWP OpCo (with certain exceptions) exceed the fair value of its assets. Furthermore, certain subsidiaries of PWP OpCo may be subject to similar legal limitations on their ability to make distributions to PWP OpCo. Moreover, our regulated subsidiaries may be subject to regulatory capital requirements that limit the distributions that may be made by those subsidiaries.

Deterioration in the financial condition, earnings or cash flow of PWP OpCo and its subsidiaries for any reason could limit or impair its ability to pay such distributions. PWP OpCo’s ability to make distributions to us will be dependent on our subsidiaries’ ability to pay dividends to it. Certain of its subsidiaries are SEC-registered broker-dealers and subject to regulatory capital requirements, which may restrict their ability to make distributions unless specified levels of regulatory capital are maintained. To the extent that we require funds and PWP OpCo is restricted from making such distributions under applicable law or regulation or under the terms of financing arrangements, or is otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.

We will be required to pay our ILPs and/or Limited Partners for certain tax benefits we may claim as a result of the tax basis step-up we received in connection with the Business Combination and related transactions and that we may receive in connection with subsequent exchanges of PWP OpCo Units for cash or our Class A common stock. In certain circumstances, payments under the TRA may be accelerated and/or significantly exceed the actual tax benefits we realize.

Our acquisition of PWP OpCo Units in connection with the Business Combination or pursuant to future exchanges of PWP OpCo Units for shares of our Class A common stock or cash, and certain other transactions, are expected to result in increases in the tax basis of the assets of PWP OpCo and other deductions that otherwise would not have been available to us. Such increases in tax basis and other deductions are expected to reduce the amount of cash tax that we would otherwise have to pay in the future due to increases in depreciation and amortization deductions (for tax purposes). These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets of PWP OpCo to the extent the increased tax basis is allocated to those assets. The IRS may challenge all or part of these tax basis increases, and a court could sustain such a challenge.

At the Closing, we entered into a TRA with PWP OpCo, Professional Partners and certain other persons party thereto. The TRA generally provides for payment by us to ILPs and certain Partners (as defined therein) of 85% of the cash tax savings, if any, in U.S. federal, state, local and foreign income taxes and related interest realized (or deemed realized) in periods after the Closing as a result of (a) exchanges of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the TRA. We expect to retain the benefit of the remaining 15% of these cash tax savings. While the actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, future tax rates and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of PWP OpCo attributable to our interests in PWP OpCo, during the expected term of the TRA, the payments that we may make under the TRA could be substantial.

The payment obligation under the TRA is our obligation and not an obligation of PWP OpCo. In addition, although we are not aware of any issue that would cause the IRS to challenge a tax basis increase or other benefits, the relevant ILPs and/or Limited Partners will not reimburse us for any payments that may previously have been made under the TRA if such basis increases or other benefits are subsequently disallowed, although excess payments made to any ILP and/or Limited Partner may be netted against payments otherwise to be made, if any, to the relevant party after our determination of such excess. As a result, in certain circumstances we could make payments to the relevant ILPs and/or Limited Partners under the TRA in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase or other benefits, and the payments to be made under the TRS, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

The TRA also provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, our (or our successor’s) obligations with respect to exchanged or acquired Class A partnership units (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRA, that certain loss carryforwards will be used within 15 years, and that any non-amortizable assets are deemed disposed of at the earlier of (i) when the relevant asset is sold or (ii) within 15 years.

Furthermore, upon a material breach of our obligations under the TRA that is not cured within the time period specified by the TRA or if, at any time, we elect an early termination of the TRA, we shall pay to each ILP and/or Limited Partner the present value, discounted at LIBOR (or a replacement agreed rate) plus 300 basis points as of such date, of all tax benefit payments due to such partner as of either the date the delivery of the early termination notice, in the case of an early termination, or as of the date of such breach, in the case of a material breach. The calculation of payments in such circumstances would also be based on certain assumptions, including, in addition to those described above with respect to a change of control, that federal, state, local, and foreign income tax rates will remain the same as those specified for such taxable year by the Internal Revenue Code of 1986, as amended (the “Code”), and other laws on the date of such breach or the early termination payment, that any non-amortizable assets shall be deemed disposed of within 15 years of the earlier of the basis adjustment for such asset or the date of breach or delivery of the early termination notice, and that any PWP OpCo Units that have not been exchanged will be deemed exchanged for the market value of our Class A common stock at the time of termination or material breach. Consequently, it is possible, in the case of a change of control, early termination, or material breach, that the actual cash tax savings realized by us may be significantly less than the corresponding TRA payments.

PWP OpCo may make distributions of cash to us substantially in excess of the amounts we use to make distributions to our shareholders and to pay our expenses (including our taxes and payments under the TRA). To the extent we do not distribute such excess cash as dividends on our Class A common stock, the holders of PWP OpCo Units would benefit from any value attributable to such cash as a result of their ownership of our Class A common stock upon a redemption or exchange of their PWP OpCo Units.

Under the amended and restated agreement of limited partnership of PWP OpCo, we have the right (through our control of PWP GP, the general partner of PWP OpCo), subject to applicable law, to determine when distributions will be made to the partners of PWP OpCo and the amount of any such distributions. If we authorize a distribution, such distribution will be made to the partners of PWP OpCo pro rata in accordance with their respective ownership of partnership units. In accordance with the agreement of limited partnership of PWP OpCo, we intend to use best efforts to cause PWP OpCo to make sufficient cash distributions to the holders of partnership units of PWP OpCo to fund their tax obligations in respect of the income of PWP OpCo that is allocated to them.

If we accumulate cash received as distributions from PWP OpCo in excess of the amounts that we need to pay any cash dividends declared by our board of directors, taxes and other expenses (including payments under the TRA), neither our organizational documents nor the amended and restated agreement of limited partnership of PWP OpCo will require us to distribute such excess cash. Our board of directors may, in its sole discretion, choose to use such excess cash for any purpose, including (i) to make additional distributions to the holders of our Class A common stock, (ii) to acquire additional newly-issued PWP OpCo Units, and/or (iii) to repurchase outstanding shares of our Class A common stock. Unless and until our board of directors chooses, in its sole discretion, to make such a distribution, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of PWP OpCo Units for shares of our Class A common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our shareholders, in each case, to the extent such cash was received pursuant to a pro rata distribution by PWP OpCo. To the extent we do not distribute such cash as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to PWP OpCo, this may result in shares of our Class A common stock increasing in value relative to the PWP OpCo Units. The holders of PWP OpCo Units may benefit from any value attributable to such cash balances if they acquire shares of our Class A common stock in exchange for their Class A partnership units or if we acquire additional PWP OpCo Units (whether from PWP OpCo or from holders of PWP OpCo Units) at a price based on the market price of shares of our Class A common stock at the time.

If Perella Weinberg Partners were deemed an “investment company” under the Investment Company Act of 1940 as a result of its ownership of PWP OpCo, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

If Perella Weinberg Partners were to cease participation in the management of PWP OpCo, its interests in PWP OpCo could be deemed an “investment security” for purposes of the Investment Company Act of 1940 (the “1940 Act”). Generally, a person is deemed to be an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. Perella Weinberg Partners has nominal assets and has partnership interests in PWP OpCo and our equity interest in the general partner of PWP OpCo, PWP GP. A determination that this interest was an investment security could result in Perella Weinberg Partners being an investment company under the 1940 Act and becoming subject to the registration and other requirements of the 1940 Act. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and have a material adverse effect on our business and the price of our Class A common stock.

PWP OpCo and PWP Capital Holdings LP have entered into various arrangements, including a master separation agreement, which contain cross-indemnification obligations of us and PWP Capital Holdings LP.

The master separation agreement that we entered into with PWP Capital Holdings LP, which holds the former asset management business of PWP OpCo prior to the PWP Separation, provides, among other things, that PWP Capital Holdings LP generally will indemnify us for losses that we incur relating to, arising out of or resulting from the business of PWP Capital Holdings LP and any payments with respect to joint liabilities to the extent they exceed 81.304% of such joint liabilities. In addition, we generally will indemnify PWP Capital Holdings LP for losses that PWP Capital Holdings LP incurs relating to our business and any payments with respect to joint liabilities to the extent they exceed 18.696% of such joint liabilities. We may not be able to recover any or all of the amount of any indemnified losses from PWP Capital Holdings LP should it be financially unable to perform under its indemnification obligations. In addition, we may be required to make substantial payments under our indemnity obligations to PWP Capital Holdings LP, which could materially adversely affect our results of operations and the price of our Class A common stock.

Our Second Amended and Restated Certificate of Incorporation could prevent us from benefiting from corporate opportunities that might have otherwise been available to us.

Our Second Amended and Restated Certificate of Incorporation, which is subject to the terms and provisions of the Stockholders Agreement, contains provisions related to corporate opportunities that may be of interest to us and our subsidiaries and Professionals GP and Professional Partners and their respective subsidiaries. It provides that Professional Partners and its subsidiaries, Professionals GP and its subsidiaries, the Sponsor and any of their respective affiliates (excluding us or any of our subsidiaries) (collectively, the “PWP Partner Group”) and their respective affiliates will not have any duty (fiduciary or otherwise) to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business as us or any of our subsidiaries or PWP OpCo or any of its subsidiaries and in the event that the PWP Partner Group acquires knowledge of a potential transaction or matter which may be a corporate opportunity for us or any of our subsidiaries or PWP OpCo or any of its subsidiaries and the PWP Partner Group or any of their respective affiliates, none of us or any of our subsidiaries or PWP OpCo or any of its subsidiaries shall have any expectancy in such corporate opportunity and the PWP Partner Group shall not have any duty to communicate or offer such corporate opportunity to us or any of our subsidiaries or PWP OpCo or any of its subsidiaries and may pursue such corporate opportunities for themselves or direct such corporate opportunity to another person, including one of their affiliates, in each case, to the fullest extent permitted by law. Furthermore, to the fullest extent permitted by law, in the event that any of our directors or officers or a director or officer of any or our subsidiaries, PWP OpCo or any of its subsidiaries who is also a partner, principal, director, officer, member, manager, employee, consultant, independent contractor and/or other service provider of any of the PWP Partner Group acquires knowledge of a potential transaction or matter which may be a corporate opportunity for us or any of our subsidiaries or PWP OpCo or any of its subsidiaries and the PWP Partner Group or any of their respective affiliates, none of us or any of our subsidiaries or PWP OpCo or any of its subsidiaries shall have any expectancy in such corporate opportunity unless such corporate opportunity has expressly been offered to such person in his or her capacity as our director or officer in which case such opportunity shall belong to us. By becoming our stockholder, you will be deemed to have notice of and have consented to these provisions of our Second Amended and Restated Certificate of Incorporation.

If PWP OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and PWP OpCo could be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the TRA even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

We intend to operate such that PWP OpCo is treated as a partnership for U.S. federal income tax purposes and does not become a publicly traded partnership taxable as a corporation. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of PWP OpCo units pursuant to the PWP OpCo amended and restated limited partnership agreement or other transfers of PWP OpCo units could cause PWP OpCo to be treated as a corporation. We intend to operate such that transfers of PWP OpCo units will not cause PWP OpCo to be treated as other than a partnership by providing for limitations on the ability of partners to exchange or otherwise transfer PWP OpCo units and providing our board of directors and the board of directors of PWP GP with certain rights to further limit exchanges or other transfers of PWP OpCo units as necessary to maintain the partnership status of PWP OpCo. However, there can be no assurance that this treatment will be respected.

If PWP OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies could result for us and PWP OpCo, including as a result of our inability to file a consolidated U.S. federal income tax return with PWP OpCo. In addition, we may not be able to realize tax benefits covered under the TRA and would not be able to recover any of our previously made payments under the TRA, even if the corresponding tax benefits (including any claimed increase in the tax basis of PWP OpCo’s assets) were subsequently determined to have been unavailable.

The use of certain of our licensed trademarks by PWP Capital Holdings LP and its subsidiaries may expose us to reputational harm that could adversely affect our business should they take actions that damage the brand name.

We have licensed to PWP Capital Holdings LP and its subsidiaries the use of certain trademarks owned by us and our subsidiaries for use in connection with its asset management business that were in use by the PWP Capital Holdings LP business prior to the PWP Separation. As a result, there is a risk of reputational harm to us if PWP Capital Holdings LP and its subsidiaries use such trademarks and engage in poor business practices, experience adverse results or otherwise damage the reputational value of the “Perella Weinberg Partners” or “Tudor, Pickering, Holt & Co.” brand names. These risks could impair our operations, affect our reputation and adversely affect our business.

Our voting control is concentrated among the holders of our Class B-1 common stock. As a result, the market price of our Class A common stock may be materially adversely affected by such disparate voting rights.

Professional Partners beneficially owns all of the outstanding shares of our Class B-1 common stock, representing approximately 90.6% of our total voting power, ILPs beneficially own all of the outstanding shares of our Class B-2 common stock, representing approximately 0.9% of our total voting power, and holders of Class A common stock own shares of our Class A common stock, representing approximately 8.5% of our total voting power. As long as Professional Partners beneficially owns a majority of our total voting power, it will have the ability, without the consent of the public holders of our Class A common stock, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us.

The holders of our Class A common stock and Class B common stock have substantially identical rights, except that holders of Class A common stock and Class B-2 common stock are entitled to one vote per share, while holders of Class B-1 common stock are entitled to 10 votes per share on all matters to be voted on by stockholders in general. This differential in the voting rights of our Class B-1 common stock could adversely affect the market price of our Class A common stock.

Professional Partners’ control over us may give rise to actual or perceived conflicts of interest with the Limited Partners who manage Professional Partners.

We are controlled by Professional Partners, which is ultimately managed by a committee of Limited Partners that manages Professionals GP, the general partner of Professional Partners. The interests of the Limited Partners who manage Professional Partners may differ from those of our other stockholders. For example, the Limited Partners who manage Professional Partners may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the TRA, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. Professional Partners, which is ultimately managed by a committee of Limited Partners that manages Professionals GP, the general partner of Professional Partners, holds all outstanding shares of Class B-1 common stock and thereby control approximately 90.6% of the voting interest in us. The shares of Class B-1 common stock will entitle Professional Partners to (i) for so long as the condition that Professional Partners or its Limited Partners or its or their respective successors or assigns maintain, directly or indirectly, ownership of PWP OpCo Units that represent at least ten percent (10%) of our issued and outstanding Class A common stock (calculated, without duplication, on the basis that all issued and outstanding PWP OpCo Units not held by us or our subsidiaries had been exchanged for our Class A common stock) (the “Class B Condition”) is satisfied, 10 votes per share for each share held of record on all matters submitted to a vote of stockholders and (ii) after the Class B Condition ceases to be satisfied, one vote per share for each share held of record on all matters submitted to a vote of stockholders. In addition, we are party to the Stockholders Agreement with Professional Partners, pursuant to which, for so long as the Class B Condition is satisfied, Professional Partners will have certain approval rights over certain transactions, including the right to designate a number of nominees to our board of directors equal to a majority thereof. For so long as the Class B Condition is no longer satisfied and the condition that Professional Partners or its Limited Partners as of the date of Closing or its or their respective successors or assigns maintain, directly or indirectly, ownership of PWP OpCo Units that represent at least five percent (5%) of our issued and outstanding Class A common stock (calculated, without duplication, on the basis that all issued and outstanding PWP OpCo Units not held by us or our subsidiaries had been exchanged for our Class A common stock) is satisfied, Professional Partners will have the right to designate a number of directors (rounded up to the nearest whole number) equal to one third of our board of directors. As a result, because the Limited Partners who manage Professional Partners have a majority of the voting power in us through their control of Professional Partners, and our Second Amended and Restated Certificate of Incorporation does not provide for cumulative voting, they will have the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of our

Class A common stock or other securities, and the declaration and payment of dividends. The Limited Partners who manage Professional Partners are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The voting power of the Limited Partners who manage Professional Partners could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of us and might ultimately affect the market price of our Class A common stock. As a result of the control exercised by the Limited Partners who manage Professional Partners over us, none of our agreements with them have been negotiated on “arm’s length” terms. We cannot assure you that we would not have received more favorable terms from an unaffiliated party.

Risks Related to Our Securities

We may be unable to satisfy Nasdaq listing requirements in the future and the Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock and warrants are listed on the Nasdaq, but there is no guarantee that these securities will remain listed on the Nasdaq. Although we currently meet the minimum initial listing standards set forth in the Nasdaq listing standards, there can be no assurance that these securities will continue to be listed on the Nasdaq in the future. In order to continue listing our securities on the Nasdaq, we must maintain certain financial, distribution and share price levels.

If we are delisted, there could be significant material adverse consequences, including:

•
a limited availability of market quotations for our securities;
•
a limited amount of news and analyst coverage for the combined company; and
•
a decreased ability to obtain capital or pursue acquisitions by issuing additional equity or convertible securities.

We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interest in us and may depress the market price of our Class A common stock.

We may issue additional shares of common stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or grants under the PWP Incentive Plan without stockholder approval in a number of circumstances.

Our issuance of additional common stock or other equity securities could have one or more of the following effects:

•
our existing stockholders’ proportionate ownership interest in us will decrease;
•
the amount of cash available per share, including for payment of dividends in the future, may decrease;
•
the relative voting strength of each previously outstanding share of common stock may be diminished; and
•
the market price of our common stock may decline.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by SPACs” (the “SEC Staff Statement”). The SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Staff Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants, which were initially issued by FTIV in connection with its initial public offering (“IPO”). In response to the SEC Staff Statement, FTIV reevaluated the accounting treatment of the public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on the Company’s Condensed Consolidated Statements of Financial Condition as of June 30, 2021 included elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within the warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize noncash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

If our performance following the Business Combination does not meet market expectations, the price of our securities may decline.

If our performance following the Business Combination does not meet market expectations, the price of our Class A common stock may decline.

In addition, fluctuations in the price of our Class A common stock could contribute to the loss of all or part of your investment. Prior to the Business Combination, there had not been a public market for PWP’s stock, and trading in our Class A common stock was not active. Accordingly, the valuation ascribed to PWP and our Class A common stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for our Class A common stock develops and continues, the trading price of our Class A common stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our Class A common stock and our Class A common stock may trade at prices significantly below the price you paid for your shares.

Factors affecting the trading price of our common stock may include:

•
actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•
changes in the market’s expectations about our operating results;
•
our operating results failing to meet market expectations in a particular period;
•
changes in financial estimates and recommendations by securities analysts concerning us or the online automobile sales industry and market in general;
•
operating and stock price performance of other companies that investors deem comparable to us;
•
changes in laws and regulations affecting our business;
•
commencement of, or involvement in, litigation involving us;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of our common stock available for public sale;
•
any significant change in our board or management;
•
sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may depress the market price of our Class A common stock irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in our market or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our Class A common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

The public warrants may never be in the money when exercisable, and they may expire worthless.

The exercise price for our warrants is $11.50 per share. There can be no assurance that the public warrants will be in the money prior to their expiration and, as such, the warrants may expire worthless.

The terms of our warrants may be amended in a manner that may be adverse to the holders. The warrant agreement entered into with Continental Stock Transfer & Trust Company and assumed by American Stock Transfer & Trust Company, as warrant agent provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any placement warrants held by the Sponsor or their permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and the like) on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder: (i) to exercise its warrants and pay the exercise price therefore at a time when it may be disadvantageous for it to do so, (ii) to sell its warrants at the then-current market price when it might otherwise wish to hold its warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, will be substantially less than the market value of its warrants.

Warrants to purchase our Class A common stock became exercisable on the 30th day following the Business Combination, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 7,870,000 shares of our Class A common stock became exercisable on the 30th day following the Closing in accordance with the terms of the warrant agreement governing those securities. These warrants consist of 7,666,666.67 warrants originally included in the units issued in the IPO and 203,333.33 warrants included in the placement units. Each warrant entitles its holder to purchase one share of our Class A common stock at an exercise price of $11.50 per share and will expire at 5:00 p.m., New York time, five years after the Closing or earlier upon redemption of our Class A common stock or our liquidation. To the extent warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our Class A common stock.

Our stockholders may be diluted by the future issuance of common stock, preferred stock or securities convertible or exchangeable into common or preferred stock, in connection with our incentive plans, acquisitions, capital raises or otherwise.

As of June 30, 2021, we had 1,500,000,000 shares of Class A common stock authorized, of which 42,956,667 have been issued. Our Second Amended and Restated Certificate of Incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Class A common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their percentage ownership.

Our ability to meet expectations and projections in any research or reports published by securities or industry analysts, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for our Class A common stock.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If we do not receive adequate coverage by securities or industry analysts, our stock price would likely be less than that which we would obtain if we had more coverage and the liquidity, or trading volume of our Class A common stock may be limited, making it more difficult for a stockholder to sell shares at an acceptable price or amount. Analyst projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of research analysts covering us. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.

Future sales of our Class A common stock issued to our stockholders or by FTIV’s initial stockholders may reduce the market price of our Class A common stock that you might otherwise obtain.

Under the Business Combination Agreement, we issued (A) to Professional Partners, new shares of Class B-1 common stock, which will have 10 votes per share (for so long as Professional Partners or its Limited Partners as of the Closing maintain direct or indirect ownership of at least 10% of the issued and outstanding PWP OpCo Units, at which point such Class B-1 common stock shall have one vote per share) and (B) to ILPs, new shares of Class B-2 common stock, which will have one vote per share.

We and Professional Partners entered into the Stockholders Agreement providing for certain restrictions on transfer applicable to the shares issued to Professional Partners in connection with the Business Combination.

The Sponsor is a party to a letter agreement, dated September 24, 2020 (the “Sponsor Lock-Up Agreement”), pursuant to which the Sponsor is prohibited from, except in limited circumstances, (i) selling, offering to sell, contracting or agreeing to sell, hypothecating, pledging, granting any option to purchase or otherwise disposing of or agreeing to dispose of, directly or indirectly, or establishing or increasing a put equivalent position or liquidating or decreasing a call equivalent position within the meaning of Section 16 of the Exchange Act with respect to the placement units, placement shares, placement warrants, or shares of common stock underlying the placement warrants, (ii) entering into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the placement units, placement shares, placement warrants, or shares of common stock underlying the placement warrants, whether any such transaction is to be settled by delivery of the common stock or such other securities, in cash or otherwise, or (iii) publicly announcing any intention to effect any transaction specified in clause (c)(i) or (c)(ii), for a period of 30 days following the Business Combination.

In connection with the signing of the Business Combination Agreement, the Sponsor entered into the Sponsor Share Surrender and Share Restriction Agreement, which was amended on May 4, 2021. Pursuant to the Sponsor Share Surrender and Share Restriction Agreement, as amended, the founder shares and Placement Shares owned by the Sponsor are subject to transfer restrictions for six months following the closing of the Business Combination and 80% of the founder shares held by the Sponsor will also be subject to vesting conditions based on certain closing share price thresholds of the Company’s Class A common stock for 20 out of any 30 consecutive trading days.

We amended and restated the existing registration rights agreement with the Sponsor by entering into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with the Sponsor, Professional Partners, the ILPs and others party to the Amended and Restated Registration Rights Agreement (the “RRA Parties”) with respect to the shares of our Class A common stock and certain other equity securities held by the RRA Parties. The Amended and Restated Registration Rights Agreement requires us to, among other things, file with the SEC a resale shelf registration statement pursuant to Rule 415 under the Securities Act on behalf of the RRA Parties within 30 business days after the Closing (the “Shelf Registration Statement”). If the Shelf Registration Statement becomes unavailable once it is declared effective, the RRA Parties will have certain demand registration rights.

Upon expiration of the lockup periods set forth in the Sponsor Share Surrender and Share Restriction Agreement, as amended, and the Sponsor Lock-Up Agreement applicable to shares of our Class A common stock held by our stockholders or FTIV’s initial stockholders and, in the case of FTIV’s initial stockholders, the effectiveness of the Shelf Registration Statement, these parties may sell large amounts of our stock in the open market or in privately negotiated transactions. The registration and availability of such a significant number of shares of Class A common stock for trading in the public market may increase the volatility in the price of our Class A common stock or put significant downward pressure on the price of our Class A common stock. In addition, we may use shares of our Class A common stock as consideration for future acquisitions, which could further dilute our stockholders.

We may be subject to securities litigation, which is expensive and could divert management attention.

Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject us to significant liabilities.

Risks Related to Being a Public Company

We will incur significant costs and obligations as a result of being a public company.

As a privately held company, PWP had not been required to comply with many corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we will incur significant legal, accounting and other expenses that PWP was not required to incur in the past. These expenses will increase once we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012 (the “JOBS” Act). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including Dodd Frank, the Sarbanes-Oxley Act, regulations related thereto and the rules and regulations of the SEC and Nasdaq, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company” until September 29, 2025 or such earlier time that we have more than $1.07 billion in annual revenues, have more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce our ability to operate profitably.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the closing of FTIV’s IPO, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active market for our common stock, our share price may be more volatile and the price at which our securities trade could be less than if we did not use these exemptions.

If we do not develop and implement all required accounting practices and policies, we may be unable to provide the financial information required of a United States publicly traded company in a timely and reliable manner.

Since PWP was a privately held company prior to the Business Combination, it was not required to adopt all of the financial reporting and disclosure procedures and controls required of a United States publicly traded company. We expect that the implementation of all required accounting practices and policies and the hiring of additional financial staff will increase our operating costs and could require our management to devote significant time and resources to such implementation. If we fail to develop and maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that are timely and reliable. Any such delays or deficiencies could harm us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and damaging our reputation, which in either case could impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our Class A common stock on the Nasdaq.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act, which could have a material adverse effect on our business.

Commencing with our annual report for the year ended December 31, 2021, we will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of PWP as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are now applicable to us after the Business Combination. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and lead to a decrease in the market price of our Class A common stock.

Prior to the Business Combination, FTIV identified a material weakness in its internal control over financial reporting related to the accounting for the warrants FTIV issued in connection with its initial public offering in September 2020. As a result of this material weakness, FTIV’s management concluded that its internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of its warrant liabilities and related financial disclosures for the affected periods. As the accounting acquirer in the Business Combination, we inherited this material weakness and the warrants.

Any failure to maintain effective internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. We may also be subject to litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims relating to our financial statements or the material weaknesses in our internal control over financial reporting. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures FTIV has taken and that we plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following September 29, 2025, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Accordingly, until we cease being an “emerging growth company” stockholders will not have the benefit of an independent assessment of the effectiveness of our internal control environment.

Risks Related to Our Governance and Governance Documents

We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Professional Partners holds more than 50% of the voting power of our shares eligible to vote. As a result, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of the board of directors consist of independent directors and (ii) the board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors.

We currently utilize these exemptions. As a result, we do not have a majority of independent directors on our board of directors and do not have a nominating and governance committee. Accordingly, although we may transition to a board with a majority of independent directors prior to the time we cease to be a “controlled company,” for such period of time you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements set by Nasdaq. In the event that we cease to be a “controlled company” and our shares continue to be listed on Nasdaq, we will be required to comply with these provisions within the applicable transition periods. These exemptions do not modify the independence requirements for our audit committee, and we intend to comply with the applicable requirements of the SEC and Nasdaq with respect to our audit committee.

The classification of our board of directors may have anti-takeover effects, including discouraging, delaying or preventing our change of control.

Our board of directors is currently divided into three classes of directors with staggered, three-year terms. The presence of a classified board could have anti-takeover effects, including discouraging a third party from making a tender offer for our shares or attempting to obtain control of us, even when stockholders may consider such a takeover to be in their best interests. It could also delay stockholders who disapprove of the performance of our board of directors from changing a majority of the composition of our board of directors through a single proxy contest.

Anti-takeover provisions in our charter documents and Delaware law, as well as the rules of FINRA, the FCA, the Alberta Commission, IIROC, ACPR and other U.S. or foreign governmental regulatory authorities or self-regulatory organizations, could delay or prevent a change in control, limit the price investors may be willing to pay in the future for our Class A common stock and could entrench management.

Our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations and placing limitations on convening stockholder meetings. In addition, there will be no cumulative voting in the election of directors, and our Second Amended and Restated Certificate of Incorporation will provide that, subject to the rights, if any, of the holders of shares of preferred stock then outstanding, directors may be removed from office at any time, with or without cause, by the affirmative vote of at least two-thirds (2/3) of the voting power of the shares entitled to vote in connection with the election of our directors; provided, that at any time the Class B Condition is satisfied, any or all of our directors may be removed from office at any time, with or without cause, by the affirmative vote of the holders of a majority of the voting power of the shares entitled to vote in connection with the election of our directors. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

Further, our two U.S. broker-dealer subsidiaries are members of FINRA and subject to FINRA’s rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be sought in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, twenty-five percent (25%) or more of a FINRA member firm’s or its parent company’s equity for the first time.

Similarly, our U.K. subsidiary, Perella Weinberg UK Limited (“PWP U.K.”), is regulated by the FCA and is, therefore, an FCA authorized person, acquisitions of interests in which are subject to change in control rules. Prior FCA approval must be obtained for any transaction that would result in a single person or entity acquiring, directly or indirectly, 10% or more of PWP U.K.’s voting rights or share capital, including through ownership of the equity of any of its parent undertakings.

Our Second Amended and Restated Certificate of Incorporation provides, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder limitation matters, subject to limited exceptions, which could discourage stockholder lawsuits or limit our stockholders’ ability to bring a claim in any judicial forum that they find favorable for disputes against our directors, officers, other employees or stockholders.

Our Second Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any stockholder to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law or our charter or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine, and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, except (a) any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the federal securities laws, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction, and (b) in the event that the Court of Chancery of the State of Delaware lacks jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware. Notwithstanding the foregoing, the choice of forum provisions do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Second Amended and Restated Certificate of Incorporation. However, no such person or entity shall be deemed to have waived any right of action against us or our officers or directors pursuant to the federal securities laws. If any action the subject matter of which is within the scope of the choice of forum provision is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the choice of forum provision (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Second Amended and Restated Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Shares of Common Stock

In connection with the Business Combination, the Company delivered 12,500,000 shares of Class A common stock (as described in the “Private Placement” section below), 48,470,675 shares of Class B-1 common stock (of which 45,608,840 shares of Class B-1 common stock remained outstanding after giving effect to Redemptions (as defined below)) and 12,589,325 shares of Class B-2 common stock (of which 4,545,359 shares of Class B-2 common stock remained outstanding after giving effect to Redemptions).

Private Placement

In connection with entering into the Business Combination Agreement, the Company entered into subscription agreements with certain investors (collectively, the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors party thereto agreed to purchase an aggregate of 12,500,000 shares of Class A common stock immediately prior to the Closing at a cash purchase price of $10.00 per share, resulting in aggregate proceeds of $125,000,000 in the private placement (the “PIPE Investment”). The shares of Class A common stock issued to the PIPE Investors were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2)of the Securities Act as a transaction by an issuer not involving a public offering without any form of general solicitation or general advertising.

The subscription agreements for the PIPE Investors (other than the Sponsor-related PIPE Investors, whose registration rights are governed by a registration rights agreement (the “Non-Sponsor PIPE Investors”)) provide for certain registration rights. In particular, the Company is required to, as soon as practicable but no later than 30 calendar days following the date of the Closing file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of such shares, and will use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 50th calendar day after the filing thereof (or the 90th calendar day after the closing of the Business Combination if the SEC notifies the Company that it will “review” such registration statement) and (ii) the fifth business day after the date the Company is notified in writing by the SEC that such registration statement will not be “reviewed” or will not be subject to further review. Such registration statement is required to be kept effective for at least three years after effectiveness or, if earlier, until either (i) the shares thereunder have been sold by the Non-Sponsor PIPE Investors or (ii) the shares may be sold without restriction under Rule 144 promulgated under the Securities Act (as defined below). The Company filed a registration statement registering resale of such shares (as well as other shares) on July 15, 2021, and such registration statement was declared effective by the SEC on July 26, 2021.

PWP OpCo Units

Subject to the exchange procedures and restrictions set forth in the PWP OpCo LPA, and any other procedures or restrictions imposed by the Company, holders of the 61,060,000 PWP OpCo Units (other than the Company) outstanding as of immediately after the Closing (before giving effect to the redemptions of certain legacy partners of Professional Partners and ILPs) may exchange these units for (i) shares of Class A common stock on a one-for-one basis (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications) or (ii) cash from an offering of shares of Class A common stock (based on the net proceeds received by the Company for such shares in such offering) with the form of consideration determined by the Company. The PWP OpCo Units were previously issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering without any form of general solicitation or general advertising.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 11, 2021, the Company entered into employment agreements with each of Peter Weinberg, Andrew Bednar and Dietrich Becker on the terms previously disclosed in the Company’s Registration Statement on Form S-1 (File No. 333-257924) filed on July 15, 2021.

Item 6. Exhibits.

Exhibit Number	Description
2.1+

Business Combination Agreement, dated as of December 29, 2020, by and among FinTech Acquisition Corp. IV, FinTech Investor Holdings IV, LLC, FinTech Masala Advisors, LLC, PWP Holdings LP, PWP GP LLC, PWP Professional Partners LP and Perella Weinberg Partners LLC (incorporated by reference to Exhibit 2.1 to FinTech Acquisition Corp. IV’s Current Report on Form 8-K/A, filed with the SEC on December 31, 2020).

3.1

Second Amended and Restated Certificate of Incorporation of Perella Weinberg Partners (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2021).

3.2	Amended and Restated Bylaws of Perella Weinberg Partners (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2021).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2021).
4.2

Warrant Agreement, dated September 24, 2020, by and between FinTech Acquisition Corp. IV and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to FinTech Acquisition Corp. IV’s Current Report on Form 8-K, filed with the SEC on September 30, 2020).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to FinTech Acquisition Corp. IV’s Current Report on Form 8-K/A, filed with the SEC on December 31, 2020).
10.2

Amended and Restated Registration Rights Agreement, dated June 24, 2021, by and among the Company, FinTech Investor Holdings IV, LLC, FinTech Masala Advisors, LLC and the other Holders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.3

Stockholders Agreement, dated June 24, 2021, by and between the Company and PWP Professional Partners LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.4

Tax Receivable Agreement, dated June 24, 2021, by and between the Company, PWP Holdings LP, PWP Professional Partners LP and certain partners party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.5

Sponsor Share Surrender and Share Restriction Agreement, dated as of December 29, 2020, by and among PWP Holdings LP, FinTech Acquisition Corp. IV, FinTech Investor Holdings IV, LLC, FinTech Masala Advisors, LLC and the other parties thereto (incorporated by reference to Exhibit 10.5 to FinTech Acquisition Corp. IV’s Current Report on Form 8-K/A, filed with the SEC on December 31, 2020).

10.6

Amendment to Sponsor Share Surrender and Share Restriction Agreement, dated as of May 4, 2021, by and among PWP Holdings LP, FinTech Acquisition Corp. IV, FinTech Investor Holdings IV, LLC, FinTech Masala Advisors, LLC and the other parties thereto (incorporated by reference to FinTech Acquisition Corp. IV’s definitive proxy statement, filed with the SEC on May 27, 2021).

10.7

Amended and Restated Agreement of Limited Partnership of PWP Holdings LP, dated as of June 24, 2021, by and among PWP GP LLC, the Company, PWP Professional Partners LP, and the other limited partners party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.8

Amended and Restated Limited Liability Company Agreement of PWP GP LLC, dated June 24, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.9†	Perella Weinberg Partners 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2021).
10.10†

French Sub-Plan Under the Perella Weinberg Partners 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2021).
10.12

Amendment Agreement, dated as of June 15, 2021, by and among Perella Weinberg Partners Group LP, as Borrower, PWP Holdings LP, the subsidiary guarantors party thereto, each Lender under the Credit Agreement and Cadence Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.13*†	Form of Management Performance Restricted Stock Unit Award Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*         Filed herewith.

† Indicates a management or compensatory plan.

+ Certain schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERELLA WEINBERG PARTNERS

Date: August 12, 2021	By:	/s/ PETER A. WEINBERG
Peter A. Weinberg
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ GARY S. BARANCIK
Gary S. Barancik
Chief Financial Officer
(Principal Financial Officer)