Form 10-Q
period 2021-09-30
Perella Weinberg Partners
filed 2021-11-05
CIK 1777835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 2, 2021, the registrant had 42,492,628 shares of Class A common stock, par value $0.0001 per share, and 50,154,199 shares of Class B common stock, par value $0.0001 per share, outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Perella Weinberg Partners

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$415,839	$329,063
Restricted cash	1,835	1,845
Accounts receivable, net of allowance	66,021	40,802
Due from related parties	57	289
Fixed assets, net of accumulated depreciation and amortization	11,383	17,189
Intangible assets, net of accumulated amortization	33,997	38,932
Goodwill	34,383	34,383
Prepaid expenses and other assets	37,621	25,792
Right-of-use lease assets	44,162	53,444
Deferred tax asset, net	18,362	1,214
Total assets	$663,660	$542,953
Liabilities and Equity
Accrued compensation and benefits	$265,130	$213,524
Deferred compensation programs	13,798	17,208
Accounts payable, accrued expenses and other liabilities	29,848	22,246
Deferred revenue	5,939	10,598
Lease liabilities	47,888	58,229
Debt, net of unamortized debt discounts and issuance costs	-	146,965
Warrant liabilities	24,966	-
Amount due pursuant to tax receivable agreement	14,108	-
Total liabilities	401,677	468,770
Commitments and Contingencies (Note 18)
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 43,492,498 issued and 42,492,498 outstanding at September 30, 2021)	$4	$-
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 50,154,199 issued and outstanding at September 30, 2021)	5	-
Additional paid-in-capital	152,308	-
Retained earnings (accumulated deficit)	(13,336)	-
Accumulated other comprehensive income (loss)	(1,774)	(2,326)
Treasury stock, at cost (1,000,000 shares at September 30, 2021)	(12,000)	-
Partners’ capital	-	76,509
Total Perella Weinberg Partners equity / Partners’ capital	125,207	74,183
Non-controlling interests	136,776	-
Total equity	261,983	74,183
Total liabilities and equity	$663,660	$542,953

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Perella Weinberg Partners

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$177,427	$122,844	$602,749	$329,841
Expenses
Compensation and benefits	113,322	84,785	387,196	229,550
Equity-based compensation	38,050	6,120	51,272	18,484
Total compensation and benefits	151,372	90,905	438,468	248,034
Professional fees	11,006	6,116	28,954	34,479
Technology and infrastructure	7,368	6,969	21,465	20,207
Rent and occupancy	6,773	6,984	20,068	20,802
Travel and related expenses	1,629	391	3,505	4,981
General, administrative and other expenses	6,127	6,096	12,005	12,457
Depreciation and amortization	3,479	3,851	11,081	11,645
Total expenses	187,754	121,312	535,546	352,605
Operating income (loss)	(10,327)	1,532	67,203	(22,764)
Non-operating income (expenses)
Related party income	1,529	2,412	5,303	7,183
Other income (expense)	2,564	(126)	1,236	2,724
Change in fair value of warrant liabilities	(3,006)	-	(2,058)	-
Loss on debt extinguishment	-	-	(39,408)	-
Interest expense	(72)	(3,913)	(7,536)	(11,883)
Total non-operating income (expenses)	1,015	(1,627)	(42,463)	(1,976)
Income (loss) before income taxes	(9,312)	(95)	24,740	(24,740)
Income tax benefit (expense)	(150)	(974)	(2,695)	(2,518)
Net income (loss)	(9,462)	$(1,069)	22,045	$(27,258)
Less: Net income (loss) attributable to non-controlling interests	(12,938)		31,068
Net income (loss) attributable to Perella Weinberg Partners	$3,476		$(9,023)
Net income (loss) per share attributable to Class A common shareholders (1)
Basic	$0.08		$(0.21)
Diluted	$(0.09)		$(0.40)
Weighted-average shares of Class A common stock outstanding (1)
Basic	42,572,813		42,599,954
Diluted	92,727,012		92,754,153
(1)
For the nine months ended September 30, 2021, net income (loss) per share of Class A common stock and weighted-average shares of Class A common stock outstanding is representative of the period from June 24, 2021 through September 30, 2021, the period following the Business Combination, as defined in Note 1 – Organization and Nature of Business. For more information, refer to Note 15 – Net Income (Loss) Per Share Attributable to Class A Common Shareholders.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Perella Weinberg Partners

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(9,462)	$(1,069)	$22,045	$(27,258)
Foreign currency translation gain (loss)	(2,086)	2,839	(1,542)	348
Comprehensive income (loss)	(11,548)	$1,770	20,503	$(26,910)
Less: Comprehensive income (loss) attributable to non-controlling interests	(14,068)		30,474
Comprehensive income (loss) attributable to Perella Weinberg Partners	$2,520		$(9,971)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Perella Weinberg Partners

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(Dollars in Thousands)

		Shares
	Partners’ Capital	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2019	$87,725	-	-	-	$-	$-	$-	$-	$-	$(5,820)	$-	$81,905
Cumulative effect of accounting change	(188)	-	-	-	-	-	-	-	-	-	-	(188)
Net income (loss)	(4,062)	-	-	-	-	-	-	-	-	-	-	(4,062)
Equity-based compensation	6,185	-	-	-	-	-	-	-	-	-	-	6,185
Distributions to partners	(9,429)	-	-	-	-	-	-	-	-	-	-	(9,429)
Other	(44)	-	-	-	-	-	-	-	-	-	-	(44)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(2,612)	-	(2,612)
Balance at March 31, 2020	$80,187	-	-	-	$-	$-	$-	$-	$-	$(8,432)	$-	$71,755
Net income (loss)	(22,127)	-	-	-	-	-	-	-	-	-	-	(22,127)
Equity-based compensation	6,179	-	-	-	-	-	-	-	-	-	-	6,179
Other	(26)	-	-	-	-	-	-	-	-	-	-	(26)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	121	-	121
Balance at June 30, 2020	$64,213	-	-	-	$-	$-	$-	$-	$-	$(8,311)	$-	$55,902
Net income (loss)	(1,069)	-	-	-	-	-	-	-	-	-	-	(1,069)
Equity-based compensation	6,120	-	-	-	-	-	-	-	-	-	-	6,120
Distributions to partners	(2,360)	-	-	-	-	-	-	-	-	-	-	(2,360)
Other	567	-	-	-	-	-	-	-	-	-	-	567
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	2,839	-	2,839
Balance at September 30, 2020	$67,471	-	-	-	$-	$-	$-	$-	$-	$(5,472)	$-	$61,999

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Perella Weinberg Partners

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(Dollars in Thousands)

		Shares
	Partners’ Capital	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	$76,509	-	-	-	$-	$-	$-	$-	$-	$(2,326)	$-	$74,183
Net income (loss)	22,507	-	-	-	-	-	-	-	-	-	-	22,507
Equity-based compensation	6,157	-	-	-	-	-	-	-	-	-	-	6,157
Distributions to partners	(9,816)	-	-	-	-	-	-	-	-	-	-	(9,816)
Other	384	-	-	-	-	-	-	-	-	-	-	384
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	228	-	228
Balance at March 31, 2021	$95,741	-	-	-	$-	$-	$-	$-	$-	$(2,098)	$-	$93,643
Net income (loss) prior to Business Combination	37,350	-	-	-	-	-	-	-	-	-	-	37,350
Equity-based compensation prior to Business Combination	5,604	-	-	-	-	-	-	-	-	-	-	5,604
Foreign currency translation gain (loss) prior to Business Combination	-	-	-	-	-	-	-	-	-	298	-	298
Distributions to partners	(37,573)	-	-	-	-	-	-	-	-	-	-	(37,573)
Other	(10)	-	-		-	-		-	-	-	-	(10)
Effect of Business Combination	(101,112)	42,956,667	50,154,199	-	4	5	-	133,832	-	974	154,619	188,322
Net income (loss) after Business Combination	-	-	-	-	-	-	-	-	(12,499)	-	(15,851)	(28,350)
Equity-based compensation after Business Combination	-	-	-	-	-	-	-	1,461	-	-	-	1,461
Foreign currency translation gain (loss) after Business Combination	-	-	-	-	-	-	-	-	-	8	10	18
Balance at June 30, 2021	$-	42,956,667	50,154,199	-	$4	$5	$-	$135,293	$(12,499)	$(818)	$138,778	$260,763
Net income (loss)	-	-	-	-	-	-	-	-	3,476	-	(12,938)	(9,462)
Equity-based awards	-	-	-	-	-	-	-	21,094	-	-	17,133	38,227
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(956)	(1,130)	(2,086)
Distributions to partners	-	-	-	-	-	-	-	-	-	-	(7,007)	(7,007)
Liability awards reclassification to equity	-	-	-	-	-	-	-	3,912	-	-	-	3,912
Issuance of Class A common stock for vested RSUs	-	535,831	-	-	-	-	-	-	-	-	-	-
Withholding payments on vested RSUs	-	-	-	-	-	-	-	(7,983)	-	-	-	(7,983)
Dividends declared ($0.07 per share of Class A common stock)	-	-	-	-	-	-	-	113	(4,313)	-	-	(4,200)
Other	-	-	-	-	-	-	-	879	-	-	940	1,819
Treasury stock purchase	-	-	-	(1,000,000)	-	-	(12,000)	-	-	-	-	(12,000)
Change in ownership interests	-	-	-	-	-	-	-	(1,000)	-	-	1,000	-
Balance at September 30, 2021	$-	43,492,498	50,154,199	(1,000,000)	$4	$5	$(12,000)	$152,308	$(13,336)	$(1,774)	$136,776	$261,983

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Perella Weinberg Partners

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$22,045	$(27,258)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on debt extinguishment	39,408	-
Equity-based awards vesting expense	51,449	18,484
Depreciation and amortization	11,081	11,645
Amortization of debt discounts and deferred financing costs	2,049	2,948
Change in fair value of warrant liabilities	2,058	-
Non-cash operating lease expense	13,036	12,794
Bad debt expense	290	2,853
Other	(426)	(15)
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	(25,730)	(11,528)
Due from related parties	557	74
Prepaid expenses and other assets	(15,615)	219
Deferred tax asset	(953)	(549)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	57,038	(88,154)
Deferred compensation programs	(3,340)	4,403
Accounts payable, accrued expenses and other liabilities	(8,694)	6,295
Deferred revenue	(4,642)	31,070
Lease liabilities	(13,570)	(14,887)
Net cash provided by (used in) operating activities	126,041	(51,606)
Cash flows from investing activities
Purchases of fixed assets	(684)	(4,965)
Other	(978)	-
Net cash provided by (used in) investing activities	(1,662)	(4,965)
Cash flows from financing activities
Proceeds from Business Combination, including PIPE Investment	355,021	-
Payment of Business Combination costs	(20,570)	-
Draw down on Revolving Credit Facility	-	22,000
Principal payment on Revolving Credit Facility	(27,690)	(32,000)
Redemption of Convertible Notes	(160,930)	-
Redemption of partners’ interests	(104,540)	-
Distributions to partners	(54,396)	(11,789)
Dividends paid	(2,978)	-
Withholding payments for vested RSUs	(7,983)	-
Treasury stock purchases	(12,000)	-
Debt issuance costs	(361)	-
Proceeds from Partner promissory note	1,757	-
Net cash provided by (used in) financing activities	(34,670)	(21,789)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,943)	(162)
Net increase (decrease) in cash, cash equivalents and restricted cash	86,766	(78,522)
Cash, cash equivalents and restricted cash, beginning of period	330,908	266,582
Cash, cash equivalents and restricted cash, end of period	$417,674	$188,060
Supplemental disclosure of non-cash activities
Liability awards reclassification to equity	$3,912	$-
Dividends declared and unpaid	$1,335	$-
Pending broker-to-broker trades	$12,815	$-
Lease liabilities arising from obtaining right-of-use lease assets	$4,000	$14,067
Net assets of deconsolidated affiliate	$394	$-
Supplemental disclosures of cash flow information
Cash paid for income taxes	$3,660	$2,269
Cash paid for interest	$5,483	$8,935

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less from the date of purchase. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents. The Company maintains cash with banks and brokerage firms, which from time to time may exceed federally insured limits.

Restricted cash represents cash that is not readily available for general purpose cash needs. As of both September 30, 2021 and December 31, 2020, the Company had restricted cash of $1.8 million maintained as collateral for letters of credit related to the Company’s New York City and Paris office leases.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

A reconciliation of the Company’s cash, cash equivalents and restricted cash as of September 30, 2021 and September 30, 2020 is presented below:

	September 30,
	2021	2020
Cash	$415,839	$186,225
Cash equivalents	-	-
Restricted cash	1,835	1,835
Cash, cash equivalents and restricted cash as shown on statements of cash flows	$417,674	$188,060

Accounts Receivable

Accounts receivable are presented net of allowance for credit losses based on the Company’s assessment of collectability. The Company regularly reviews its accounts receivable for collectability and an allowance is recognized for credit losses, if required. As of September 30, 2021 and December 31, 2020, $47.9 million and $5.1 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. Accrued revenue represents amounts due from clients and recognized as revenue in accordance with the Company’s revenue recognition policies but unbilled as of September 30, 2021 and December 31, 2020.

Accounts receivable represents amounts due from clients from various industry and geographic backgrounds. As of September 30, 2021, certain accounts receivable in the aggregate amount of $26.5 million were individually greater than 10% of the Company’s total accounts receivable and were concentrated with one client. Of that amount, all was subsequently received after September 30, 2021. As of December 31, 2020, there were no accounts receivable individually greater than 10% of the Company’s total accounts receivable.

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

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Consolidation

The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. The assets and liabilities of PWP OpCo represent substantially all of the Company's consolidated assets and liabilities with the exception of certain cash, income taxes payable, and deferred tax balances as well as all amounts due pursuant to the tax receivable agreement. As of September 30, 2021 and December 31, 2020, the net assets of PWP OpCo were $259.9 million and $74.2 million, respectively. As of September 30, 2021 and December 31, 2020, the Company did not consolidate any VIEs other than PWP OpCo that were deemed material to the condensed consolidated financial statements.

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

Prepaid Expenses and Other Assets

The majority of Prepaid expenses and other assets consists of prepaid expenses, and from time to time, deferred offering costs and receivables from carrying brokers for unsettled trades as noted below. Prepaid expenses relate to various services, including subscriptions, software licenses and insurance, which are amortized over the life, related service period or policy. Deferred offering costs are associated with the reorganization and recapitalization efforts related to the pursuit of becoming a publicly traded company. The Company initially pursued a traditional initial public offering but later terminated this process in May 2020. Upon termination, the Company expensed all previously deferred offering costs totaling $14.8 million to Professional fees on the Condensed Consolidated Statements of Operations. Later in 2020, the Company reinitiated efforts of becoming a publicly traded company via the Business Combination and deferred certain offering costs until the Closing Date. These costs were netted against proceeds of the Business Combination on the Closing Date, and as such, no deferred offering costs are included within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition as of September 30, 2021. As of December 31, 2020, cumulative offering costs of $9.1 million were deferred within Prepaid expenses and other assets.

Tudor, Pickering, Holt & Co. Securities Canada, ULC (“TPH Canada”) executes certain client trades through a counterparty other than its carrying broker (referred to as “broker-to-broker trades”). Per the introducing broker agreement between TPH Canada and its carrying broker, TPH Canada assumes the risk of any failed obligations with respect to broker-to-broker trades and is required to reimburse the carrying broker for any loss which the carrying broker may sustain as a result of these trades. TPH Canada is deemed to be a principal with regards to broker-to-broker trades; and therefore, the value of unsettled broker-to-broker trades as of September 30, 2021 and December 31, 2020 in the amount of $12.8 million and $0.1 million, respectively, was recorded as a receivable from the carrying broker or other counterparty as well as a corresponding payable to the carrying broker or other counterparty, which were included in Prepaid expenses and other assets and Accounts payable, accrued expenses and other liabilities, respectively, on the Condensed Consolidated Statements of Financial Condition. Subsequent to September 30, 2021, these trades were settled and the related receivable and payable were derecognized.

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

Income Taxes

Prior to the Business Combination, the Company operated as a partnership, and therefore, was generally not subject to U.S. federal and state corporate income taxes. Subsequent to the Business Combination, PWP is a corporation and is subject to U.S. federal and state corporate income taxes on its proportionate share of taxable income generated by the operating partnership, PWP OpCo, as well as any standalone income (or loss) generated at the PWP entity level. PWP OpCo is treated as a partnership, and as a result, taxable income (or loss) generated by PWP OpCo flows through to its limited partners, including PWP, and is generally not subject to U.S. federal or state income tax at the partnership level. The Company primarily conducts business through disregarded entities held by PWP OpCo, as well as non-U.S. subsidiaries which generally operate as corporate entities in various non-U.S. jurisdictions. Certain non-U.S. subsidiaries are subject to income taxes in their respective local jurisdictions, and therefore, the related income tax provision is reported in the Condensed Consolidated Statements of Operations.

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

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Equity-Based Compensation

Equity-based compensation relates to equity-based awards granted to employees and partners of the Company. In all instances of equity-based awards, compensation expense is recognized over the requisite vesting period in an amount equal to the fair value of the awards at the grant date. Equity-based compensation expense for employees and partners are included in Compensation and benefits on the Condensed Consolidated Statements of Operations and equity-based compensation expense for non-employees is included in Professional fees on the Condensed Consolidated Statements of Operations. Refer to Note 13 – Equity-Based Compensation for detail of amounts included in each financial statement line item. The Company accounts for forfeitures of awards as they occur rather than applying an estimated forfeiture rate. For an award with service-only conditions that has a graded vesting schedule, the Company recognizes the compensation cost for the entire award on a straight-line basis over the requisite service period, ensuring that the amount recognized is at least equal to the vested portion of the award at each reporting date.

Non-Controlling Interests

For entities that are consolidated but not 100% owned, a portion of the income or loss and equity is allocated to holders of the non-controlling interest. The aggregate of the income or loss and corresponding equity that is owned by the holders of the non-controlling interest is included in non-controlling interest in the condensed consolidated financial statements. Non-controlling interests are presented as a separate component of equity on the Condensed Consolidated Statements of Financial Condition. Net income (loss) includes the net income (loss) attributable to the holders of the non-controlling interests on the Condensed Consolidated Statements of Operations. Profits and losses of PWP OpCo are allocated to the non-controlling interests in proportion to their ownership interest regardless of their basis, with an exception for certain equity-based compensation expense which are fully attributed to non-controlling interests. Refer to Note 13 – Equity-Based Compensation for further information.

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

Recently Adopted Accounting Pronouncements

No changes to U.S. GAAP that went into effect during the nine months ended September 30, 2021 had a material effect on the Company’s condensed consolidated financial statements.

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

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

At the time of the Closing, there were 42,956,667 shares of Class A common stock and 50,154,199 shares of Class B common stock outstanding. The number of shares of Class B common stock outstanding corresponds to the number of PWP OpCo Units attributable the Professional Partners and ILPs, which are exchangeable into PWP Class A common stock on a one-for-one basis and represent the non-controlling ownership interests in the Company. Class B-1 and B-2 common stock have de minimis economic rights. See Note 11 – Stockholders’ Equity for additional information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Over time	$167,981	$113,246	$562,286	$314,060
Point in time	9,446	9,598	40,463	15,781
Total revenues	$177,427	$122,844	$602,749	$329,841

Additionally, the Company is typically reimbursed for certain professional fees and other expenses incurred that are necessary in order to provide services to the client. These fees and related reimbursements are recorded when incurred to the relevant expense item and Revenues, respectively, in the Condensed Consolidated Statements of Operations. Reimbursable expenses billed to clients was $1.2 million and $4.0 million for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $3.5 million for the three and nine months ended September 30, 2020, respectively.

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

Research and Trading Services

The Company provides research on the energy and related industries and related equity and commodity markets. The Company’s research clients continuously benefit from the research provided throughout arrangements between the Company and such clients, and accordingly, over time revenue recognition matches the transfer of such benefits. Recipients of this research compensate the Company for these market insights in two ways – either by direct payment (the amount of which is typically at the client’s discretion based upon the perceived value of the research services provided) or through trades directed through the Company’s trading desk (for commission generation) or through third-party commission sharing agreements. These services are sometimes referred to as “soft-dollar arrangements,” and the amount of payment is typically based on a percentage of commission income generated from the client’s trades executed by the Company. The commission per share and volume of trades are at the client’s discretion based upon the perceived value of the research services and trade execution provided. Generally, the Company does not provide trading services separate and apart from research services (i.e., clients do not typically execute trades through the Company in the normal course of business; rather, trade execution is used as a means to be compensated for research services).

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

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of September 30, 2021, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied is $7.0 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services and fairness opinion services.

The Company recognized revenue of $53.5 million and $309.0 million during the three and nine months ended September 30, 2021, respectively, and $39.3 million and $147.5 million during the three and nine months ended September 30, 2020, respectively, related to performance obligations that were satisfied or partially satisfied in prior periods, mainly due to constraints on variable consideration in prior periods being resolved for transaction-related advisory services.

Contract Balances

The timing of revenue recognition may differ from the timing of payment. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment.

The Company records deferred revenue (otherwise known as contract liabilities) when it receives fees from clients that have not yet been earned or when the Company has an unconditional right to consideration before all performance obligations are complete (e.g., receipt of certain announcement, retainer or upfront fees before the performance obligation has been fully satisfied). As of September 30, 2021 and December 31, 2020, the Company recorded $5.9 million and $10.6 million, respectively, for these contract liabilities which are presented as Deferred revenue on the Condensed Consolidated Statements of Financial Condition. For the nine months ended September 30, 2021 and 2020, $9.6 million and $1.6 million, respectively, of the respective beginning deferred revenue balance was recognized as revenue and was primarily related to transaction-related advisory services performance obligations that are recognized over time.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Allowance for Credit Losses

The allowance for credit losses activity for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance (1)	$1,104	$1,087	$1,045	$1,923
Bad debt expense	916	3,099	290	2,853
Write-offs	(18)	(38)	(46)	(596)
Recoveries	-	197	710	197
Foreign currency translation and other adjustments	(1)	(18)	2	(50)
Ending balance	$2,001	$4,327	$2,001	$4,327
(1)
Beginning balance for the nine months ended September 30, 2020 includes the cumulative adjustment of $0.2 million, which reflects the increase in the Company’s allowance for credit losses upon adoption of ASU 2016-13 and the CECL model on January 1, 2020.

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

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

In May 2021, the Company extended the term of its New York office lease by five months, which resulted in an increase to Lease liabilities and a corresponding increase to Right-of-use lease assets of $5.1 million. On July 26, 2021, the Company executed a lease amendment to vacate a portion of its Houston office space, which resulted in a $1.9 million decrease to Right-of-use lease assets, a $2.4 million decrease to Lease liabilities and a $0.5 million gain recorded in Other income (expense) in the Condensed Consolidated Statements of Operations. The Houston sublease agreement with the Asset Management business was terminated in conjunction with this lease amendment.

On August 3, 2021, the Company executed a lease amendment to expand the leased space in its Paris office, which resulted in an increase to Lease liabilities and a corresponding increase to Right-of-use lease assets of $0.5 million.

Other information as it relates to the Company’s operating leases is as follows:

	September 30, 2021	December 31, 2020
Weighted-average discount rate - operating leases	2.46%	4.07%
Weighted-average remaining lease term - operating leases	3.42 years	3.99 years

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$4,736	$4,914	$14,425	$14,568
Variable lease cost	1,370	1,427	3,753	4,463
Sublease income - operating leases	(753)	(996)	(2,366)	(2,947)
Total net lease cost	$5,353	$5,345	$15,812	$16,084

Cash paid for lease obligation			$15,100	$16,250

As of September 30, 2021, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases	Sublease Income	Net Minimum Payments
Remainder of 2021	$4,774	$582	$4,192
2022	19,086	194	18,892
2023	13,641	-	13,641
2024	4,380	-	4,380
2025	2,871	-	2,871
Thereafter	5,015	-	5,015
Total minimum lease payments	49,767	$776	$48,991
Less: Imputed Interest	(1,879)
Total lease liabilities	$47,888

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Note 6 – Intangible Assets

The intangible assets were recognized at their estimated fair values, which was based on certain projected future revenues and involved the use of significant judgment. Below is the detail of the intangible assets acquired:

	September 30, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(22,910)	$24,490
Trade names and trademarks	18,400	(8,893)	9,507
Total	$65,800	$(31,803)	$33,997

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(19,355)	$28,045
Trade names and trademarks	18,400	(7,513)	10,887
Total	$65,800	$(26,868)	$38,932

The intangible assets are amortized over an average useful life of 10 years. Intangible amortization expense was $1.6 million and $4.9 million for the three and nine months ended September 30, 2021, respectively, and $1.6 million and $4.9 million for the three and nine months ended September 30, 2020, respectively, which is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations. Amortization of intangible assets held at September 30, 2021 is expected to be $6.6 million for each of the years ending December 31, 2021, 2022, 2023, 2024, and 2025. These intangible assets will be fully amortized by November 30, 2026.

Note 7 – Regulatory Requirements

The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries, including the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Investment Industry Regulatory Organization of Canada (“IIROC”), the Financial Conduct Authority (“FCA”) of the United Kingdom (the “UK”) and the Autorité de contrôle prudentiel et de resolution (“ACPR”) of France. These subsidiaries are subject to various minimum net capital requirements as outlined below. None of the SEC regulated subsidiaries hold funds or securities for, or owe money or securities to, customers or carry accounts of or for customers, and as such are all exempt from the SEC Customer Protection Rule (Rule 15c3-3).

Perella Weinberg Partners LP (“PWP LP”) and Tudor, Pickering, Holt & Co. Securities, LLC (“TPH Securities”), subsidiaries of the Company, are subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1). Effective January 1, 2021, Tudor Pickering Holt & Co Advisors LP (“TPH Advisors”), another subsidiary of the Company subject to SEC Rule 15c3-1, merged with PWP LP and became one operating entity as part of an internal reorganization. There was no material impact to regulatory requirements as a result of this reorganization. Prior to this internal reorganization and as of December 31, 2020, PWP LP, TPH Securities and TPH Advisors had combined net capital of $54.8 million, which was $52.9 million in excess of their combined individual minimum capital requirements. Subsequent to this internal reorganization and as of September 30, 2021, PWP LP and TPH Securities had combined net capital of $96.5 million, which was $96.0 million in excess of their combined individual minimum capital requirements.

Perella Weinberg UK Limited is subject to FCA capital adequacy rules and TPH Canada is subject to IIROC capital adequacy rules. Both entities were in excess of the applicable capital requirements as of September 30, 2021 and December 31, 2020.

Perella Weinberg Partners France S.A.S was exempt from ACPR capital adequacy rules as of December 31, 2020 and was in excess of the applicable capital requirements as of September 30, 2021.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

As a result of the minimum capital requirements and various regulations on these broker dealers, the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.

Note 8 – Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Leasehold improvements	$48,996	$49,718
Furniture and fixtures	8,107	8,606
Equipment	15,897	35,293
Software	8,577	14,395
Total	81,577	108,012
Less: Accumulated depreciation and amortization	(70,194)	(90,823)
Fixed assets, net	$11,383	$17,189

Depreciation expense related to fixed assets was $1.6 million and $5.2 million for the three and nine months ended September 30, 2021, respectively, and $1.8 million and $5.5 million for the three and nine months ended September 30, 2020, respectively. Amortization expense related to software development costs was $0.2 million and $0.9 million for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2020, respectively.

During the three and nine months ended September 30, 2021, the Company disposed of certain obsolete assets, substantially all of which were fully depreciated.

Note 9 – Income Taxes

The following table summarizes the Company’s tax position for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$(9,312)	$(95)	$24,740	$(24,740)
Income tax benefit (expense)	$(150)	$(974)	$(2,695)	$(2,518)
Effective income tax rate	(1.61%)	(1,025.26%)	10.89%	(10.18%)

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

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

The Business Combination resulted in a $16.1 million increase to the Company’s deferred tax asset primarily related to a step-up in the tax basis of certain assets that will be recovered as those assets are amortized. The remaining $2.3 million of the deferred tax asset balance as of September 30, 2021 is related to local and foreign income taxes in addition to the corporate income taxes resulting from the Business Combination. The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. Management has recorded a partial valuation allowance related to the outside partnership basis of its investment in PWP OpCo for the amount of the deferred tax asset that is not expected to be realized. The Company believes it is more-likely-than-not that the remaining net deferred tax asset recorded as of September 30, 2021 will be recovered in the future based on all available positive and negative evidence. In connection with the step-up in tax basis generated on the day of the Business Combination, the Company has recorded a payable of $14.1 million pursuant to the terms of the tax receivable agreement.

As of September 30, 2021, the Company has not recorded any unrecognized tax benefits associated with uncertain tax positions. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.

Note 10 – Debt

The following is a summary of the Company’s debt as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Convertible Notes	$-	$150,000
Revolving Credit Facility	-	27,690
Total debt facilities	-	177,690
Unamortized debt discount and issuance costs (1)	(559)	(30,725)
Total debt, net	$(559)	$146,965
(1)
As of September 30, 2021, the Company included unamortized debt issuance costs within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Position since there were no outstanding borrowings under the Revolving Credit Facility.

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

The effective interest rate of the Convertible Notes, considering the cash coupon rate of 7.0% as well as amortization of the BCF discount, debt discount and issuance costs, was 11.95% for the period from January 1, 2021 through June 24, 2021 (the date such Convertible Notes were redeemed) as well as for the three and nine months ended September 30, 2020. The aggregate interest expense related to the Convertible Notes was $6.9 million for the period from January 1, 2021 through June 24, 2021 and $3.5 million and $10.5 million during the three and nine months ended September 30, 2020, respectively.

Revolving Credit Facility

On November 30, 2016, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with Cadence Bank, N.A. (“Cadence Bank”). In December 2018, the Company amended the Credit Agreement to modify a term loan to a revolving credit facility with a line of credit of $50.0 million (the “Revolving Credit Facility”). During the nine months ended September 30, 2020, the Company made principal payments on the Revolving Credit Facility of $32.0 million as well as drawdowns of $22.0 million. Applicable only to the period after the Separation and before the Business Combination, the Credit Agreement named PWP Capital Holdings LP as a guarantor of the Revolving Credit Facility and required that financial covenants be determined on a combined basis with the results of both the Company and PWP Capital Holdings LP for the applicable periods ended.

Upon consummation of the Business Combination, the Company repaid all of the outstanding borrowings under the Credit Agreement, which included $27.7 million principal amount plus accrued and unpaid interest. In anticipation of the Closing, on June 15, 2021, the Credit Agreement was amended such that as of the Closing Date, (i) the maturity was extended from April 1, 2022 to July 1, 2025, (ii) interest accrues at LIBOR plus a fixed rate of 2.00% per annum (with a 0.25% LIBOR floor) with an alternate base rate option equal to Cadence Bank’s prime rate minus 1.00% (with a 3.25% floor), (iii) up to $15.0 million of the Revolving Credit Facility may be used for the issuance of letters of credit, (iv) up to $20.0 million of incremental revolving commitments may be incurred under the Credit Agreement, and (v) certain financial covenants were amended. As of September 30, 2021, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred.

The weighted average interest rate for the Revolving Credit Facility was 2.62% for the period from January 1, 2021 through June 24, 2021 (the Closing Date) and 2.72% and 3.10% for the three and nine months ended September 30, 2020, respectively.

Debt Issuance Costs – Prior to the Business Combination, the Company incurred $1.8 million in issuance costs related to the Credit Agreement, which were amortized to Interest expense using the effective interest method over the life of the Revolving Credit Facility. The effective interest rate of the Revolving Credit Facility, taking into account these issuance costs, was 3.73% for the period from January 1, 2021 through June 24, 2021 and 3.67% and 3.95% for the three and nine months ended September 30, 2020, respectively. The amendments described above were accounted for as modifications as opposed to a debt extinguishment in accordance with U.S. GAAP. As such, the unamortized original debt issuance costs as well as the additional $0.4 million in fees incurred to amend the facility are being amortized using the effective interest method to Interest expense over the amended remaining term of the Revolving Credit Facility. Interest expense related to the Revolving Credit Facility was $0.1 million and $0.6 million during the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.3 million during the three and nine months ended September 30, 2020, respectively.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Note 11 – Stockholders’ Equity

Subsequent to the Business Combination as described in Note 3 – Business Combination, the Company’s authorized capital stock consists of 2,200,000,000 shares including (i) 1,500,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), (ii) 300,000,000 shares of Class B-1 common stock, par value $0.0001 per share (the “Class B-1 common stock”), and (iii) 300,000,000 shares of Class B-2 common stock, par value $0.0001 per share (the “Class B-2 common stock” and together with the Class B-1 common stock, the “Class B common stock”), and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”). Holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Shares of Class A common stock and Class B common stock are not subject to any conversion right and holders of the Class A common stock and Class B common stock do not have preemptive or subscription rights. Additionally, the Company has 7,869,975 warrants outstanding as of September 30, 2021. See Note 12 – Warrants for additional information.

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

Dividends

On August 3, 2021, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock that was paid on September 21, 2021 to each of the holders of Class A common stock of record as of the close of business on September 3, 2021. Holders of Class B common stock also received dividends equal to the amount of dividends made on 0.001 shares of Class A common stock.

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

Non-Controlling Interests

Non-controlling interests represents the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. Professional Partners and the ILPs own 50,154,199 PWP OpCo Units as of September 30, 2021, which represent a 54.11% non-controlling ownership interest in PWP OpCo. These PWP OpCo Units are exchangeable into PWP Class A common stock on a one-for-one basis. Class B-1 and Class B-2 common stock have de minimis economic rights.

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

On August 9, 2021, the Company repurchased 1,000,000 founder shares from the Sponsor at a purchase price of $12.00 per share for a total purchase price of $12.0 million. The share repurchase was recorded to Treasury stock, at cost, on our Condensed Consolidated Statements of Financial Condition as of September 30, 2021.

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

The PWP OpCo LPA contains restrictions on the ability to exchange PWP OpCo Units for shares of Class A common stock or cash from an offering of shares of Class A common stock, for the following periods: (i) PWP OpCo Units held by Professional Partners will be subject to a restriction for time periods that are fully back-to-back with the lock-up periods contemplated in the amended and restated limited partnership agreement of Professional Partners (generally speaking, such lock-up periods (a) for former working partners, will be 180 days after Closing; and (b) for working partners, will be between three to five years after the Closing), (ii) PWP OpCo Units held by ILPs existing at the time of the Business Combination will be subject to such restriction for 180 days after the Closing, and (iii) any other outstanding PWP OpCo Units not previously covered by clauses (i) and (ii) above will be subject to such restriction for a period of twelve months following the date on which such PWP OpCo Units were acquired. PWP GP may waive, and in certain cases has waived, the foregoing restrictions for any holder with respect to all or a portion of such holder’s units, with no obligation to do so for any other holder.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Note 12 – Warrants

Public Warrants

Each public warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment, and are exercisable on the later of 30 days after the Business Combination or 12 months from the closing of FTIV’s initial public offering. A warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The warrants will expire five years after the Business Combination, or earlier upon redemption or liquidation.

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

Warrant holders do not have the rights or privileges of holders of Class A common stock and any voting rights until they exercise their warrants and receive shares of Class A common stock. After the issuance of shares of Class A common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders. As of September 30, 2021, the Company had 7,666,642 public warrants outstanding.

Private Warrants

The private warrants are identical to the public warrants, except that the private warrants and the Class A common stock issuable upon the exercise of the private warrants will not be transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the private warrants are held by someone other than the Sponsor or its permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. As of September 30, 2021, the Company had 203,333 private warrants outstanding.

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

Exercise of Warrants

On September 29, 2021, all of the public and private warrants became exercisable. As of September 30, 2021, none of the warrants were exercised.

Note 13 – Equity-Based Compensation

PWP Omnibus Incentive Plan Awards

Concurrent with the Business Combination, the Company adopted the Perella Weinberg Partners 2021 Omnibus Incentive Plan (the “PWP Incentive Plan”), which establishes a plan for the granting of incentive compensation awards measured by reference to PWP Class A common stock. Under the PWP Incentive Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance restricted stock units (“PSUs”), stock bonuses, other stock-based awards, cash awards or any combination of the foregoing. The maximum aggregate number of shares of Class A common stock reserved for issuance under the PWP Incentive Plan for general purposes (the “General Share Reserve”) is 13,980,000 shares and will be increased on the first day of each fiscal year of the Company beginning in calendar year 2022 by the number of shares of Class A common stock equal to the excess, if any, of (i) 15% of the number of outstanding shares of Class A common stock and the outstanding PWP OpCo Units that are exchangeable for shares of Class A common stock, in each case, on last day of the immediately preceding fiscal year, over (ii) the number of shares of Class A common stock reserved and available for issuance in respect to future grants of awards under the PWP Incentive Plan as of the last day of the immediately preceding fiscal year. In addition to the General Share Reserve, 10,200,000 shares of Class A common stock (the “Transaction Pool Share Reserve”) are reserved for issuance under the plan through the one-year anniversary of the Business Combination, of which (i) up to 7,000,000 shares are reserved for Transaction Pool RSUs (defined below) and (ii) 3,200,000 shares are reserved for Transaction Pool PSUs (defined below). The Company intends to use newly issued shares of PWP Class A common stock to satisfy vested awards under the PWP Incentive Plan. Certain employees in France and Canada receive dividend equivalents in the form of additional awards that have the same vesting terms as the original underlying awards. These additional dividend equivalent awards are granted from the General Share Reserve. Awards granted from the General Share Reserve that are subsequently forfeited, cancelled, exchanged, surrendered, terminated or expired are available for future grant. However, awards granted from the Transaction Pool Share Reserve that are subsequently forfeited, cancelled, exchanged, surrendered, terminated or expired are not available for future grant. As of September 30, 2021, 3,965,271 total shares remained reserved and available for future issuance under the PWP Incentive Plan.

Business Combination Awards

During the third quarter of 2021, in connection with the Business Combination, the Company granted awards in the form of (i) restricted stock units out of the Transaction Pool Reserve consisting of (a) PSUs that only vest upon the achievement of both service and market conditions out of the Transaction Pool Share Reserve (“Transaction Pool PSUs”) and (b) RSUs that vest upon the achievement of service conditions out of the Transaction Pool Share Reserve (“Transaction Pool RSUs”) as well as (ii) PSUs out of the General Share Reserve to certain executives that vest upon the achievement of both service and market conditions (“Management PSUs”).

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Transaction Pool PSUs — The service condition requirement with respect to the Transaction Pool Performance RSUs is generally satisfied over three to five years, with 20% of the awards vesting on each of the 36, 42, 48, 54 and 60 month anniversaries of the grant date. The market condition requirement will be satisfied in 25% increments upon the publicly traded shares of Class A common stock achieving closing share prices equal to $12, $13.50, $15 and $17 for any 20 trading days out of any 30 consecutive trading days ending prior to the sixth anniversary of the grant date. As of September 30, 2021, the $12 and $13.50 market condition requirements were satisfied.

The following table summarizes activity related to unvested Transaction Pool PSUs for the nine months ended September 30, 2021:

	Transaction Pool PSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2021	-	-
Granted (1)	3,202,616	$12.74
Vested	-	-
Forfeited	-	-
Balance at September 30, 2021	3,202,616	$12.74
(1)
Includes dividend equivalents that have been awarded in the form of additional Transaction Pool PSUs that were granted from the General Share Reserve.

The grant date fair value of the Transaction Pool PSUs granted during both the three and nine months ended September 30, 2021 was $40.8 million. As of September 30, 2021, total unrecognized compensation expense related to unvested Transaction Pool PSUs was $39.8 million, which is expected to be recognized over a weighted average period of 3.92 years.

The Company estimated the fair value of the Transaction Pool PSUs on the grant date using a Monte-Carlo simulation valuation model. The following table presents the assumptions used for the Transaction Pool PSUs for the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021
Risk-free interest rate	0.93%
Dividend yield	2.00%
Volatility factor	32.90%

Transaction Pool RSUs — The Transaction Pool RSUs generally vest in equal annual installments over the requisite service period of three years. The grant date fair value of the Transaction Pool RSUs granted during both the three and nine months ended September 30, 2021 was $97.6 million. As of September 30, 2021, total unrecognized compensation expense related to unvested Transaction Pool RSUs was $75.4 million, which is expected to be recognized over a weighted average period of 2.48 years.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

The following table summarizes activity related to unvested Transaction Pool RSUs for the nine months ended September 30, 2021:

	Transaction Pool RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2021	-	-
Granted (1)	6,987,274	$13.97
Vested	(1,107,279)	13.97
Forfeited	(28,678)	13.97
Balance at September 30, 2021	5,851,317	$13.97
(1)
Includes dividend equivalents that have been awarded in the form of additional Transaction Pool RSUs that were granted from the General Share Reserve.

Certain employee offer letter awards, that were previously accounted for as liability awards due to a cash settlement option, have been settled using Transaction Pool RSUs. This settlement was treated as a modification of the award, and as such, the liability balance of $3.9 million as of the RSU grant date was reclassified from Accounts payable, accrued expenses and other liabilities to Additional paid-in capital on the Condensed Consolidated Statement of Financial Condition as of September 30, 2021.

Management PSUs — The service condition requirement with respect to the Management PSUs is generally satisfied in two equal installments subject to continued employment on the third and fifth anniversaries of the grant date. The market condition is satisfied upon the achievement of closing stock prices equal to $15, $20, $25 and $30 for 20 out of any 30 consecutive trading days prior to the fifth anniversary of the grant date, as measured on the last calendar day of each month, subject to linear interpolation between the applicable price points.

The following table summarizes activity related to unvested Management PSUs for the nine months ended September 30, 2021:

	Management PSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2021	-	-
Granted	9,500,000	$8.86
Vested	-	-
Forfeited	-	-
Balance at September 30, 2021	9,500,000	$8.86

The weighted average grant date fair value of the Management PSUs granted during both the three and nine months ended September 30, 2021 was $84.2 million. As of September 30, 2021, total unrecognized compensation expense related to unvested Management PSUs was $82.3 million, which is expected to be recognized over a weighted average period of 3.92 years.

The Company estimated the fair value of the Management PSUs on the grant date using a Monte-Carlo simulation valuation model. The following table presents the assumptions used for the Management PSUs for the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021
Risk-free interest rate	0.77%
Dividend yield	2.00%
Volatility factor	32.41%

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

General Awards

On August 31, 2021, the Company granted RSU awards out of the General Share Reserve that vest upon the achievement of service conditions (the “General RSUs”). The Company expects to grant General RSUs from time to time in the ordinary course of business.

The General RSUs vest over the requisite service period, which is generally one to five years. The grant date fair value of the General RSUs granted during both the three and nine months ended September 30, 2021 was $7.3 million. As of September 30, 2021, total unrecognized compensation expense related to unvested General RSUs was $6.9 million which is expected to be recognized over a weighted average period of 2.84 years.

The following table summarizes activity related to unvested General RSUs for the nine months ended September 30, 2021:

	General RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2021	-	-
Granted	524,917	$13.97
Vested	-	-
Forfeited	-	-
Balance at September 30, 2021	524,917	$13.97

Voting and Dividend Equivalent Rights

Grantees of the Company’s RSUs and PSUs have no rights as stockholders with respect to the right to vote or the right to receive dividends prior to the date that the underlying shares are issued. If during the period commencing on the grant date and ending on the date the underlying shares are issued, the Company declares a dividend on its shares, then the grantee shall be eligible to receive such dividends on or about the date such shares are issued. Certain employees in France and Canada receive dividends in the form of award grants that match the underlying award from which the dividends were generated. The remaining employees receive such awards in the form of cash.

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

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

The Company accounted for the cancellation of the Legacy Awards and concurrent grant of Professional Partners Awards as a modification of the Legacy Awards. The fair value of the Professional Partners Awards granted was determined to be incremental value conveyed to the holders of the Legacy Awards and will be accounted for under ASC 718, Compensation—Stock Compensation, with the cost reflected in equity-based compensation over the requisite service period. The Company will continue to amortize the unrecognized cost associated with the Legacy Awards over its original vesting schedule. The $301.5 million grant-date fair value of the Professional Partners Awards is based on the closing price of PWP Class A common stock on the date of grant as units in Professional Partners are ultimately exchangeable into shares of PWP Class A common stock on a one-for-one basis.

The vesting of Professional Partners Awards does not dilute Perella Weinberg Partners shareholders relative to Professional Partners as Professional Partners’ interest in PWP OpCo does not change as a result of granting those equity awards to its working partners. As a result, all of the compensation expense and corresponding capital contribution associated with the Professional Partners Awards, as well as the remaining compensation expense related to the Legacy Awards, is allocated to non-controlling interests on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Financial Condition. If any Professional Partners Award is forfeited, the value attributable to the forfeited Professional Partners Award will accrete to all limited partners in Professional Partners based on relative ownership at the time of forfeiture. The accretion of value upon forfeiture reflects a reallocation of value attributable to the forfeited Professional Partners Award and does not result in an incremental grant.

On August 31, 2021, certain Professional Partner ACUs and VCUs held by French partners were canceled, and an equal number of Transaction Pool PSUs were issued to such partners. The Company accounted for these transactions as a modification. The grant-date fair value of the Transaction Pool PSUs was based on the closing price of PWP Class A common stock on the date of grant. The total expense associated with the replacement awards will be amortized over the remaining service period for Transaction Pool PSUs. The canceled Professional Partner Awards were reallocated to certain other working partners on August 31, 2021, and the Company accounted for these as a new grant of ACUs and VCUs. The grant date fair value of these awards was $11.5 million which was based on the closing price of PWP Class A common stock on the date of grant.

As of September 30, 2021, there was $28.4 million of unrecognized compensation cost associated with the Legacy Awards that is expected to be recognized over a weighted-average period of 1.82 years. As of September 30, 2021, there was $285.8 million of unrecognized compensation expense related to unvested Professional Partners Awards, which is expected to be recognized over a weighted-average period of 4.62 years.

The following table presents the expense related to awards that were recorded in Professional fees and components of Equity-based compensation included on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Professional fees
PWP Incentive Plan Awards	$177	$-	$177	$-
Total Professional fees	$177	$-	$177	$-

Equity-based compensation
PWP Incentive Plan Awards	$20,917	$-	$20,917	$-
Legacy Awards (1)	1,450	6,120	13,615	18,484
Professional Partners Awards (1)	15,683	-	16,740	-
Total Equity-based compensation	$38,050	$6,120	$51,272	$18,484

Income tax benefit of equity-based awards	$2,351	$-	$2,351	$-
(1)
The vesting of these awards does not dilute Perella Weinberg Partners shareholders relative to Professional Partners. As such the related equity-based compensation expense is fully attributed to non-controlling interests.

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

Deferred compensation liabilities will be paid at various intervals through 2025 and are presented within Deferred compensation programs on the Condensed Consolidated Statements of Financial Condition. Compensation expenses related to these deferred compensation plans was $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively, and $1.6 million and $4.6 million for the three and nine months ended September 30, 2020, respectively, and are presented within Compensation and benefits in the Condensed Consolidated Statements of Operations.

Benefit Plans

Certain employees participate in employee benefit plans, which consist of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code, (ii) a UK pension scheme for U.K. employees and (iii) a Germany pension plan for employees in Germany.

Expenses related to the Company’s employee benefit plans was $1.2 million and $3.8 million for the three and nine months ended September 30, 2021, respectively, and $1.1 million and $3.5 million for the three and nine months ended September 30, 2020, respectively, and are included in Compensation and benefits in the Condensed Consolidated Statements of Operations.

Separation and Termination Benefits

In the second quarter of 2020, the Company underwent a review of operations and headcount levels and the decision was made to reduce employee headcount. In conjunction with such reduction, affected employees were offered a combination of separation and transition benefits (the “termination cost”). As of September 30, 2020, the termination cost accrued was approximately $5.4 million, which is included in Compensation and benefits in the Condensed Consolidated Statements of Operations. These termination costs were fully recognized once the service requirement of the affected employees was complete. The termination costs were substantially paid by December 31, 2020.

Note 15 – Net Income (Loss) Per Share Attributable to Class A Common Shareholders

The Company analyzed the calculation of net income (loss) per share for periods prior to the Business Combination on June 24, 2021 and determined that it resulted in values that would not be meaningful to the users of the condensed consolidated financial statements. Therefore, net income (loss) per share information has not been presented for periods prior to the Business Combination. The basic and diluted net income (loss) per share attributable to Class A common shareholders for the nine months ended September 30, 2021, as presented on the Condensed Consolidated Statements of Operations, represent only the period after the Business Combination to September 30, 2021.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Three Months Ended September 30, 2021	Period After Business Combination Through September 30, 2021
Numerator:
Net income (loss) attributable to Perella Weinberg Partners - basic	$3,476	$(9,023)
Dilutive effect from assumed exercise of warrants, net of tax	-	-
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	(12,163)	(28,401)
Dilutive effect from assumed vesting of RSUs and PSUs, net of tax	-	-
Net Income (loss) attributable to Perella Weinberg Partners - diluted	$(8,687)	$(37,424)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	42,572,813	42,599,954
Weighted average number of incremental shares from assumed exercise of warrants	-	-
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	50,154,199	50,154,199
Weighted average number of incremental shares from assumed vesting of RSUs and PSUs	-	-
Weighted average shares of Class A common stock outstanding - diluted	92,727,012	92,754,153
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.08	$(0.21)
Diluted	$(0.09)	$(0.40)

The impact of Class B common stock has been excluded from the calculation as these shares are entitled to an insignificant amount of economic participation.

The Company uses the treasury stock method to determine the potential dilutive effect of outstanding warrants and unvested RSUs and PSUs and the if-converted method to determine the potential dilutive effect of exchanges of PWP OpCo Units into Class A common stock. The Company adjusts net income (loss) attributable to Class A common shareholders under both the treasury stock method and if-converted method for the reallocation of net income (loss) between Class A common shareholders and non-controlling interests that result upon the assumed issuance of dilutive shares of Class A common stock as if the issuance occurred as of the Closing Date. The Company also adjusts the net income (loss) attributable to Class A common shareholders under the treasury stock method to reverse the effect on earnings of classifying the warrants as liabilities. All adjustments are net of any tax impact.

The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the periods presented:

	Three Months Ended September 30, 2021	Period After Business Combination Through September 30, 2021
Warrants	1,075,327	1,075,327
PWP OpCo Units	-	-
RSUs and PSUs	16,112	16,112
	1,091,439	1,091,439

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

Fair Value of Financial Instruments

The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that are measured on a recurring basis pursuant to the above fair value hierarchy levels as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets
Investments in mutual funds and other	$475	$-	$-	$475
Cash surrender value of company-owned life insurance	-	893	-	893
Total financial assets	$475	$893	$-	$1,368

Financial liabilities
Warrant liabilities - Public warrants	$24,226	$-	$-	$24,226
Warrant liabilities - Private warrants	-	-	740	740
Total financial liabilities	$24,226	$-	$740	$24,966

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

The Company had no transfers between fair value levels during the three and nine months ended September 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company held investments related to a legacy deferred compensation program and securities, which are included in Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition.

The cash surrender value of company-owned life insurance is included in Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition at the amount that could be realized under the contract as of September 30, 2021 and December 31, 2020, which approximates fair value.

The public warrants are valued using quoted market prices on the Nasdaq Capital Market under the ticker PWPPW and are included in Warrant liabilities on the Condensed Consolidated Statements of Financial Condition. As of September 30, 2021, the price per public warrant was $3.16.

Management determines the fair value of the private warrants using the Black-Scholes option pricing valuation model (“Valuation Model”). The private warrants are classified as Level 3 as of September 30, 2021 because of the use of significant unobservable inputs in the Valuation Model. The inputs into the Valuation Model for the private warrants, including some significant unobservable inputs, were as follows:

September 30, 2021
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

The resulting valuation for the private warrants were determined to be $3.64 per unit as of September 30, 2021. The Company had approximately 203,333 private warrants outstanding as of September 30, 2021, resulting in a fair value of $0.7 million recorded within Warrant liabilities in the Condensed Consolidated Statements of Financial Condition.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

The following table presents changes in Level 3 financial liabilities measured at fair value for the period from June 24, 2021 to September 30, 2021:

Private Warrants
Balance at Business Combination	$675
Change in fair value	65
Balance at end of period	$740

Other Investments

As of September 30, 2021, the Company applies the equity method of accounting to its investment in PFAC Holdings I LLC (“PFAC Holdings”), an indirect parent of PWP Forward Acquisition Corp. I (“PFAC”), a special purpose acquisition company. As of September 30, 2021, the Company’s investment in PFAC Holdings was $1.3 million. The Company’s share of earnings of PFAC Holdings is included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.

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

Sublease Income – In connection with the Separation, the Company subleases a portion of its office space at its New York location to PWP Capital Holdings LP. The Company also subleased a portion of its office space at its Houston location to PWP Capital Holdings LP, but this sublease was terminated in August 2021. Sublease rent payments are due monthly and are based on PWP Capital Holdings LP’s pro-rata portion of the underlying lease agreements including base rent as well as other lease related charges. See additional information regarding the subleases at Note 5 – Leases.

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

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

The following table shows the components of TSA income, reported within Related party income, included in the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
TSA income
TSA income – Compensation related	$586	$974	$1,735	$3,110
TSA income – Non-compensation related	160	442	497	1,126
Sublease income	753	996	2,366	2,947
Total TSA income	$1,499	$2,412	$4,598	$7,183

Tax Receivable Agreement

In connection with the Business Combination, the Company entered into a tax receivable agreement with Professional Partners and certain other persons under which the Company agreed to payment of 85% of the amount of savings, if any, that the Company realizes in U.S. federal, state, local and foreign income taxes as a result of (i) exchanges of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (ii) payments made under the tax receivable agreement. As of September 30, 2021, the Company had an amount due of $14.1 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. The Company expects to make the following payments with respect to the tax receivable agreement, which may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2021	$-
2022	432
2023	746
2024	757
2025	775
Thereafter	11,398
Total payments	$14,108

Partner Promissory Notes

The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at an annual rate equal to the Federal Mid-Term Rate on an annual basis. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will. Repayment of the Partner Promissory Notes may be accelerated based on certain conditions as defined in the promissory note agreements and are primarily secured by the partner’s equity interests in the PWP OpCo or other affiliate. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Condensed Consolidated Statements of Financial Condition in the amount of $6.0 million and $8.0 million as of September 30, 2021 and December 31, 2020, respectively.

Convertible Notes

Principal amounts of $8.7 million related to the Convertible Notes were held by affiliates prior to redemption. Refer to Note 10 – Debt for additional information on the Convertible Notes.

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Other Related Party Transactions

The Company has a minority interest in PFAC Holdings, an indirect parent of PFAC. The Company earned an advisory fee related to PFAC’s initial public offering of $0.6 million during the nine months ended September 30, 2021. In addition, the Company receives a fee of $10,000 per month for certain administrative services provided to PFAC.

During the nine months ended September 30, 2021, the Company earned $3.1 million in advisory fees from entities controlled by a member of the Board of Directors, which are included in Revenues on the Condensed Consolidated Statements of Operations. The Company may earn additional advisory fees from these related entities in future periods.

In September 2021, Perella Weinberg UK Limited, Professional Partners and certain partners (including one partner who serves as a Company director and co-president) entered into a reimbursement agreement, pursuant to which such partners directed Professional Partners to pay distributions related to their ACUs first to a subsidiary of the Company, so that the subsidiary can make employment income tax payments on such distributions to the appropriate non-US authorities.

Note 18 – Commitments and Contingencies

Loan Guarantees

The Company has unconditionally guaranteed certain of its partners’ loans with First Republic Bank (“Lender”) whereby it will pay the Lender upon the occurrence of a default event. The total guarantees related to partners was $3.5 million and $5.6 million as of September 30, 2021 and December 31, 2020, respectively. These guarantees are secured by either the partners’ interests in PWP OpCo or Professional Partners. As of September 30, 2021 and December 31, 2020, no loan was in default.

Indemnifications

The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of September 30, 2021 and December 31, 2020, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.

Legal Contingencies

From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the condensed consolidated financial statements of the Company as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020.

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

The Company incurred $0.9 million during both the three and nine months ended September 30, 2021, and $0.4 million and $1.1 million during the three and nine months ended September 30, 2020, respectively, in legal and professional fees, net of expected insurance reimbursement, related to this litigation. These litigation costs are included in Professional fees in the Condensed Consolidated Statements of Operations.

Other

In the ordinary course of business and in connection with hiring certain senior employees, the Company entered into employment agreements whereby the Company committed to grant equity awards to such newly hired employees contingent upon certain events (including but not limited to the Company becoming a public company). The Company settled these commitments in the third quarter of 2021 with a grant of awards approved by the compensation committee under our PWP Incentive Plan.

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

Perella Weinberg Partners

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

For the three months ended September 30, 2021, revenues of $54.1 million related to two individual clients accounted for more than 10% of aggregate revenue. For the nine months ended September 30, 2021, no individual client accounted for more than 10% of aggregate revenue. For the three months ended September 30, 2020, revenues of $17.9 million related to one individual client accounted for more than 10% of aggregate revenue. For the nine months ended September 30, 2020, no individual client accounted for more than 10% of aggregate revenue. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
United States	$150,113	$96,519	$494,976	$237,869
International	27,314	26,325	107,773	91,972
Total	$177,427	$122,844	$602,749	$329,841

	September 30, 2021	December 31, 2020
Assets
United States	$496,273	$406,884
International	167,387	136,069
Total	$663,660	$542,953

Note 20 – Subsequent Events

The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.

In November 2021, PWP OpCo agreed to provide loans to certain partners in an aggregate amount of approximately $3.3 million in order to provide such partners with liquidity to pay taxes related to partnership equity which vested in connection with the Business Combination.

On November 3, 2021, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be payable on December 17, 2021 to each of the holders of Class A common stock of record as of the close of business on December 3, 2021.

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

We were founded in June 2006 with the opening of offices in New York and London, led by a team of ten seasoned advisory partners who previously held senior management positions at large global investment banks. Our mission is helping clients address complex strategic and financial challenges. The foundation of our Company was rooted in a belief, among other considerations, that clients would increasingly seek out deeply experienced advisors who offer independent strategic thinking and who are not burdened by the complicated conflicts that large investment banking institutions may face due to their various businesses. The 2008 global financial crisis reinforced this hypothesis and contributed to the early growth of our firm. Today, we believe that our independence is even more important. For clients and for us, independence means freedom from the distractions that dilute strategic thinking and a willingness and candor to share an honest opinion. We believe that our clients choose to engage us because they value our unbiased perspective and expert advice regarding complex financial and strategic matters.

Our business provides services to multiple industry sectors and geographic markets. We believe that our collaborative partnership and integrated approach combining deep industry insights, significant technical, product and transactional expertise, and rigorous work ethic create a significant opportunity for our Company to realize sustainable growth. We seek to advise clients throughout their evolution, with the full range of our advisory capabilities including, among other things, advice related to mission-critical strategic and financial decisions, mergers and acquisitions (“M&A”) execution, capital markets advisory, shareholder and defense advisory, capital raising, capital structure and restructuring, specialized underwriting and research services for the energy and related industries.

Since our inception, we have experienced significant growth in our business, driven by hiring professionals who are highly regarded in their fields of expertise, expanding the scope and geographic reach of our advisory services, deepening and expanding our client relationships and maintaining a firm culture that attracts, develops and retains talented people. In addition to our hiring and internal development of individual professionals, in November 2016, we completed a business combination with Tudor, Pickering, Holt & Co., LLC (“TPH”), an independent advisory firm, focused on the energy industry. As of September 30, 2021, we serve our clients with 58 advisory partners based in 10 offices, located in five countries around the world.

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

Business Environment and Outlook

Worldwide announced M&A volumes in the first three quarters of 2021 increased significantly as compared to the same period in 2020. While the overall level of mergers and acquisitions globally declined in 2020, heavily influenced by the impact of the COVID-19 pandemic, M&A activity began to recover in the third quarter of 2020, accelerated in the fourth quarter of 2020, and continued to reflect a strong performance for the nine months ended September 30, 2021.

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

Results of Operations

The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Revenues	$177,427	$122,844	44%	$602,749	$329,841	83%
Expenses
Compensation and benefits	113,322	84,785	34%	387,196	229,550	69%
Equity-based compensation	38,050	6,120	522%	51,272	18,484	177%
Total compensation and benefits	151,372	90,905	67%	438,468	248,034	77%
Non-compensation expenses	36,382	30,407	20%	97,078	104,571	(7%)
Total operating expenses	187,754	121,312	55%	535,546	352,605	52%
Operating income (loss)	(10,327)	1,532	NM	67,203	(22,764)	NM
Non-operating income (expenses)
Related party income	1,529	2,412	(37%)	5,303	7,183	(26%)
Other income (expense)	2,564	(126)	NM	1,236	2,724	(55%)
Change in fair value of warrant liabilities	(3,006)	-	100%	(2,058)	-	100%
Loss on debt extinguishment	-	-	(100%)	(39,408)	-	(100%)
Interest expense	(72)	(3,913)	98%	(7,536)	(11,883)	37%
Total non-operating income (expenses)	1,015	(1,627)	NM	(42,463)	(1,976)	NM
Income (loss) before income taxes	(9,312)	(95)	NM	24,740	(24,740)	NM
Income tax benefit (expense)	(150)	(974)	85%	(2,695)	(2,518)	(7%)
Net income (loss)	(9,462)	$(1,069)	(785%)	22,045	$(27,258)	NM
Net income (loss) attributable to non-controlling interests	(12,938)			31,068
Net income (loss) attributable to Perella Weinberg Partners	$3,476			$(9,023)
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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues were $177.4 million for the three months ended September 30, 2021 as compared with $122.8 million for the same period in 2020, representing an increase of 44%. The quarter-on-quarter increase in revenue reflects high levels of activity across certain service lines, sectors and geographies, particularly in M&A advice.

For the three months ended September 30, 2021 and 2020, we earned revenues from 90 and 88 advisory clients, respectively. The number of advisory clients who paid fees equal to or greater than $1.0 million increased to 38 for the three months ended September 30, 2021 compared to 28 advisory clients for the three months ended September 30, 2020. The average fee size increased to $1.9 million for the three months ended September 30, 2021 from $1.4 million for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues were $602.7 million for the nine months ended September 30, 2021 as compared with $329.8 million for the same period in 2020, representing an increase of 83%. The period-over-period growth reflects high levels of activity across substantially all sectors and geographies, with particularly strong M&A activity driving service line growth, when compared to the decreased M&A activity in the prior year period primarily due to the COVID-19 pandemic.

For the nine months ended September 30, 2021 and 2020, we earned revenues from 188 and 137 advisory clients, respectively. The number of advisory clients who paid fees equal to or greater than $1.0 million increased to 106 advisory clients for the nine months ended September 30, 2021 compared to 68 advisory clients for the nine months ended September 30, 2020. The average fee size increased to $3.2 million for the nine months ended September 30, 2021 from $2.3 million for the nine months ended September 30, 2020.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,

(Dollars in thousands)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Expenses
Compensation and benefits	$113,322	$84,785	34%	$387,196	$229,550	69%
% of revenues	64%	69%		64%	70%
Equity-based compensation	$38,050	$6,120	522%	$51,272	$18,484	177%
% of revenues	21%	5%		9%	6%
Total compensation and benefits	$151,372	$90,905	67%	$438,468	$248,034	77%
% of revenues	85%	74%		73%	75%
Non-compensation expenses	$36,382	$30,407	20%	$97,078	$104,571	(7%)
% of revenues	21%	25%		16%	32%
Total operating expenses	$187,754	$121,312	55%	$535,546	$352,605	52%
% of revenues	106%	99%		89%	107%
Income (loss) before income taxes	$(9,312)	$(95)	NM	$24,740	$(24,740)	NM
% of revenues	(5%)	(0%)		4%	(8%)

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Operating expenses were $187.8 million for the three months ended September 30, 2021 and represented 106% of revenues, compared with $121.3 million for the three months ended September 30, 2020, which represented 99% of revenues. The increase in operating expenses was primarily driven by an increase in equity-based compensation expense, which was $38.1 million, for the three months ended September 30, 2021 compared to $6.1 million, for the three months ended September 30, 2020, an increase in compensation and benefits expenses, which were $113.3 million, for the three months ended September 30, 2021 compared to $84.8 million, for the three months ended September 30, 2020, and higher non-compensation expenses which were $36.4 million for the three months ended September 30, 2021 compared to $30.4 million for the three months ended September 30, 2020. The increase in equity-based compensation expense was driven by the incentive compensation awards granted in the current year period in accordance with the Perella Weinberg Partners 2021 Omnibus Incentive Plan (the “PWP Incentive Plan”) due principally to awards granted in connection with the Business Combination. The increase in compensation and benefits expenses was primarily due to a larger bonus accrual associated with the increase in revenue despite a lower compensation margin. The increase in non-compensation expense was primarily driven by an increase in professional fees compared to the prior year period due to increased consulting, recruiting and legal expenses, increased public company costs including D&O insurance and a modest increase in travel and related expenses as pandemic-related travel restrictions ease. These increases were partially offset by the recovery of a previously written off client receivable.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Operating expenses were $535.5 million for the nine months ended September 30, 2021 and represented 89% of revenues, compared with $352.6 million for the nine months ended September 30, 2020, which represented 107% of revenues. The increase in operating expenses was primarily driven by an increase in compensation and benefits expenses, which were $387.2 million for the nine months ended September 30, 2021 compared to $229.6 million for the nine months ended September 30, 2020 and an increase in equity-based compensation expense which was $51.3 million for the nine months ended September 30, 2021 compared to $18.5 million for the nine months ended September 30, 2020, partially offset by lower non-compensation expenses which were $97.1 million for the nine months ended September 30, 2021 compared to $104.6 million for the nine months ended September 30, 2020. The increase in compensation and benefits expense was primarily due to a larger bonus accrual associated with the increase in revenue despite a lower compensation margin. The increase in equity-based compensation expense was driven by the incentive compensation awards granted in the current year period in accordance with the PWP Incentive Plan due principally to awards granted in connection with the Business Combination. The decrease in non-compensation expense was primarily driven by decreased professional fees compared to the prior year period which included the write-off of certain previously deferred offering costs due to the termination of a public company transaction process in May 2020 and lower travel and related expense as a result of the COVID-19 pandemic. The decrease in non-compensation was partially offset by increased recruiting and increased public company costs including D&O insurance.

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

Beginning in the third quarter of 2021, the Company granted incentive compensation awards in accordance with the PWP Incentive Plan. The Company uses shares of PWP Class A common stock to satisfy vested awards under the plan. The vesting of these awards for employees are recorded as equity-based compensation expense and awards for non-employees are recorded as professional fees at PWP OpCo for U.S. GAAP accounting purposes. Due to the accounting for this equity-based compensation expense, we may experience operating losses in future periods. We intend to compensate our personnel competitively in order to continue building our business and growing our firm. Certain awards were granted in conjunction with the Business Combination and directly related to this transaction milestone event. These awards were outside the Company's normal and recurring compensation processes. Total future amortization which will be recognized over the next five years before accounting for forfeitures is $115.2 million for the Transaction Pool RSUs and Transaction Pool PSUs and $82.3 million for the Management PSUs granted in conjunction with the Business Combination.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

For the three months ended September 30, 2021, total compensation and benefits expenses of $151.4 million represented 85% of revenues, compared with $90.9 million of compensation-related expenses, which represented 74% of revenues for the three months ended September 30, 2020. Included in total compensation-related expense was $38.1 million and $6.1 million amortization of equity awards for the three months ended September 30, 2021 and 2020, respectively. The increase in total compensation and benefit expenses was due to a larger bonus accrual associated with the increase in revenue despite a lower compensation margin as well as increased equity-based compensation due principally to awards granted in connection with the Business Combination.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021, total compensation and benefits expenses of $438.5 million represented 73% of revenues, compared with $248.0 million of compensation-related expenses, which represented 75% of revenues for the nine months ended September 30, 2020. Included in total compensation-related expense was $51.3 million and $18.5 million amortization of equity awards for the nine months ended September 30, 2021 and 2020, respectively. The increase in total compensation and benefit expenses was due to a larger bonus accrual associated with the increase in revenue despite a lower compensation margin as well as increased equity-based compensation due principally to awards granted in connection with the Business Combination.

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

Historically, our non-compensation expenses associated with business development have increased as we have increased our headcount. These costs include costs such as travel and related expenses. Growth in our headcount has increased rent and occupancy expenses while geographic expansion has increased regulatory expenses. This trend may continue as we expand into new sectors, geographies and products to serve our clients’ growing needs, domestically and internationally.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

For the three months ended September 30, 2021, non-compensation expenses of $36.4 million represented 21% of revenues, compared with $30.4 million, which represented 25% of revenues, for the three months ended September 30, 2020. The increase in non-compensation expense was primarily driven by a $4.9 million increase in professional fees due to increased consulting, recruiting and legal expenses and a $1.2 million increase in travel and related expenses as pandemic-related travel restrictions ease. While general, administrative and other expenses were relatively flat, they included increased public company costs such as D&O insurance which were largely offset by the recovery of a previously written off client receivable.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021, non-compensation expenses of $97.1 million represented 16% of revenues, compared with $104.6 million, which represented 32% of revenues, for the nine months ended September 30, 2020. The decrease in non-compensation expense was primarily driven by a $5.5 million decrease in professional fees. This reduction is largely due to elevated professional fees during the nine months ended September 30, 2020 as previously deferred offering costs of $14.8 million were expensed due to the termination of a public company transaction process in May 2020. Excluding this write-off, professional fees during the nine months ended September 30, 2021 increased $9.3 million, including $4.6 million of transaction-related expenses as well as increased consulting and recruiting expenses. The decrease in non-compensation expense was also due to a $1.5 million decrease in travel and related expenses as a result of the COVID-19 pandemic.

Non-Operating Income (Expenses)

Non-operating income (expenses) includes the impact of income and expense items that we consider to be non-operational in nature, including related party income, interest expense, change in the fair value of warrant liabilities, loss on debt extinguishment and other income (expense).

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

For the three months ended September 30, 2021, non-operating income (expenses) were $1.0 million of income compared to $1.6 million of expense for the three months ended September 30, 2020. The change included the decrease in interest expense related to the repayment of all indebtedness in connection with the Business Combination and the change in the fair value of warrant liabilities.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021, non-operating income (expenses) was $42.5 million of expense compared to $2.0 million of expense for the nine months ended September 30, 2020. The most significant component and change from the prior year period was the $39.4 million loss on debt extinguishment which was related to the redemption of the $150.0 million aggregate principal of the Convertible Notes concurrent with the Business Combination. The loss is composed of the $10.9 million premium and $28.5 million of unamortized debt discount and issuance costs. Additionally, the increase in non-operating expense during the current year period was also driven by the change in the fair value of warrant liabilities. These increases were partially offset by a decrease in interest expense related to the repayment of all indebtedness in connection with the Business Combination

Income Tax Benefit (Expense)

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

Our current assets are primarily composed of cash, short-term liquid investments, receivables related to fees earned from providing advisory services and due from related parties. Our current liabilities are primarily composed of accounts payable, accrued expenses, accrued and deferred employee compensation and due to related parties. Due from related parties primarily includes amounts due from PWP Capital Holdings LP. We pay a significant portion of our annual incentive compensation, in the form of cash bonuses, during the first quarter of each calendar year with respect to the prior year’s results. Therefore, levels of cash generally decline during the first quarter of each year after our annual incentive compensation has been paid to our employees. Cash then typically builds over the remainder of the year. The Company made partner tax distributions of $7.0 million and $54.4 million during the three and nine months ended September 30, 2021, respectively, and $2.4 million and $11.8 million during the three and nine months ended September 30, 2020, respectively. Additionally, as a public company, we may pay dividends throughout the year and may consider share repurchases as well. During the three and nine months ended September 30, 2021, the Company paid $3.0 million in cash dividends and repurchased 1,000,000 shares at a purchase price of $12.00 per share for a total purchase price of $12.0 million, which are being held in treasury stock.

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company had cash balances of $415.8 million and $329.1 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable generally have net terms of 30 days. Accounts receivable was $66.0 million, with $2.0 million of allowance for credit losses balance as of September 30, 2021. Accounts receivable was $40.8 million, with $1.0 million of allowance for credit losses balance as of December 31, 2020.

In December 2018, the Company amended the Credit Agreement to modify a term loan to a revolving credit facility with a line of credit of $50.0 million (the “Revolving Credit Facility”). During the nine months ended September 30, 2020, the Company made principal payments on the Revolving Credit Facility of $32.0 million as well as drawdowns of $22.0 million. Upon consummation of the Business Combination, the Company repaid all of the outstanding borrowings under the Credit Agreement, which included $27.7 million principal amount plus accrued and unpaid interest. As of the Closing Date, the Credit Agreement was amended such that (i) the maturity was extended from April 1, 2022 to July 1, 2025, (ii) interest accrues at LIBOR plus a fixed rate of 2.00% per annum (with a 0.25% LIBOR floor) with an alternate base rate option equal to Cadence Bank’s prime rate minus 1.00% (with a 3.25% floor), (iii) up to $15.0 million of the Revolving Credit Facility may be used for the issuance of letters of credit, (iv) up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement, and (v) certain financial covenants were amended. As of September 30, 2021, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10 – Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

The PWP OpCo LPA contains restrictions on the ability to exchange PWP OpCo Units for shares of Class A common stock or cash from an offering of shares of Class A common stock, for the following periods: (i) PWP OpCo Units held by Professional Partners will be subject to a restriction for time periods that are fully back-to-back with the lock-up periods contemplated in the amended and restated limited partnership agreement of Professional Partners (generally speaking, such lock-up periods (a) for former working partners, will be 180 days after Closing; and (b) for working partners of PWP, will be between three to five years after the Closing), (ii) PWP OpCo Units held by ILPs existing at the time of the Business Combination will be subject to such restriction for 180 days after the Closing, and (iii) any other outstanding PWP OpCo Units not previously covered by clauses (i) and (ii) above will be subject to such restriction for a period of twelve months following the date on which such PWP OpCo Units were acquired. PWP GP may waive, and in certain cases has waived, the foregoing restrictions for any holder with respect to all or a portion of such holder’s units, with no obligation to do so for any other holder.

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

Cash Flows

Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees, which generally have net terms of 30 days, and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of incentive compensation during the first quarter of each calendar year with respect to the prior year’s results. Our investing and financing cash flows are primarily influenced by debt payments and distributions to partners, and in the nine months ended September 30, 2021, the proceeds and distributions related to the Business Combination.

A summary of our operating, investing and financing cash flows is as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Cash Provided By (Used In)
Operating Activities
Net income (loss)	$22,045	$(27,258)
Non-cash charges and other operating activity adjustments	118,945	48,709
Other operating activities	(14,949)	(73,057)
Total operating activities	126,041	(51,606)
Investing Activities	(1,662)	(4,965)
Financing Activities	(34,670)	(21,789)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,943)	(162)
Net increase (decrease) in cash, cash equivalents and restricted cash	86,766	(78,522)
Cash, cash equivalents and restricted cash, beginning of period	330,908	266,582
Cash, cash equivalents and restricted cash, end of period	$417,674	$188,060

Nine Months Ended September 30, 2021

Cash and restricted cash were $417.7 million as of September 30, 2021, an increase of $86.8 million from $330.9 million as of December 31, 2020. Operating activities resulted in a net inflow of $126.0 million largely attributable to net income generated during the nine months ended September 30, 2021, partially offset by changes in working capital. Net income included $79.2 million of non-cash charges as well as a $39.4 million loss on debt extinguishment related to the redemption of the Convertible Notes concurrent with the Business Combination. Investing activities resulted in a net outflow of $1.7 million attributable to the Company’s deconsolidation of PFAC Holdings and the purchases of fixed assets. Financing activities resulted in a net outflow of $34.7 million primarily related to the transactions associated with the Business Combination, the payoff of all outstanding debt and tax distributions to partners, the repurchase of founder shares held as treasury shares, withholding payments for vesting of incentive awards and the payment of dividends.

Nine Months Ended September 30, 2020

Cash and restricted cash were $188.1 million as of September 30, 2020. Operating activities resulted in a net outflow of $51.6 million attributable to changes in working capital and net loss incurred during the nine months ended September 30, 2020, both partially offset by non-cash operating charges. Investing activities resulted in a net outflow of $5.0 million primarily attributable to purchases of fixed assets. Financing activities resulted in a net outflow of $21.8 million primarily related to draw downs and principal payments on the Revolving Credit Facility and distributions to partners.

Commitments and Contingencies

Contractual Obligations

We have various non-cancelable operating leases in connection with the leases of our office spaces and equipment. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. See Note 5 – Leases in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information. Our London and New York office leases expire in December 2022 and September 2023, respectively, and given our significant historical growth, we anticipate expanding our square footage meaningfully in both locations which will increase our contractual obligations.

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

Market Risk and Credit Risk

Our business is not capital-intensive and we do not invest in derivative instruments. We are not subject to significant market risk (including interest rate risk and commodity price risk) or significant credit risk.

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

Exchange Rate Risk

The Company is exposed to exchange rate risk as a result of entering into transactions that are not denominated in the functional currency of its operating subsidiaries, as well as having foreign subsidiaries with non-U.S. dollar functional currencies. For the nine months ended September 30, 2021 and 2020, the net impact of non-functional currency-related transaction gains and losses recorded in Other income (expense) on our Condensed Consolidated Statements of Operations was a $0.4 million gain and a $2.4 million gain, respectively. In addition, the reported amounts in our condensed consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, Euro, Canadian dollar and our reporting currency, the U.S. dollar, resulting in translation gains and losses.

For the nine months ended September 30, 2021 and 2020, the net impact of the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) within our Condensed Consolidated Statements of Comprehensive Income (Loss) was a $1.5 million loss and $0.3 million gain, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future.

As of September 30, 2021, we held balances of $46.6 million of non-U.S. dollar denominated currencies, composed of pound sterling, the Euro, and Canadian dollars.

Critical Accounting Policies

This Quarterly Report on Form 10-Q should be read together with the discussion within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Current Report on Form 8-K filed on June 24, 2021 regarding these critical accounting policies. For changes to our critical accounting policies during the nine months ended September 30, 2021, refer to Note 2 – Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in Part II “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 as filed with the SEC on August 12, 2021.

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

The subscription agreements for the PIPE Investors (other than the Sponsor-related PIPE Investors, whose registration rights are governed by a registration rights agreement (the “Non-Sponsor PIPE Investors”)) provide for certain registration rights. In accordance with the subscription agreements, we filed a registration statement registering the resale of such shares. Such registration statement is required to be kept effective for at least three years after effectiveness or, if earlier, until either (i) the shares thereunder have been sold by the Non-Sponsor PIPE Investors or (ii) the shares may be sold without restriction under Rule 144 promulgated under the Securities Act (as defined below). The Company filed a registration statement registering resale of such shares (as well as other shares) on July 15, 2021, and such registration statement was declared effective by the SEC on July 26, 2021.

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

Repurchases of Equity Securities

The following table summarizes our repurchase of equity securities during the three months ended September 30, 2021:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
July 1, 2021 - July 31, 2021	–	–	–	–
August 1, 2021 - August 31, 2021	1,000,000	$ 12.00	–	–
September 1, 2021 - September 30, 2021	–	–	–	–
Total	1,000,000	$ 12.00	–	–

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*†	Employment Agreement, dated as of August 11, 2021, by and between Perella Weinberg Partners, PWP Employer LP and Peter A. Weinberg.
10.2*†	Employment Agreement, dated as of August 11, 2021, by and between Perella Weinberg Partners, PWP Employer LP and Andrew Bednar.
10.3*†	Employment Agreement, dated as of August 11, 2021, by and between Perella Weinberg Partners, Perella Weinberg UK Limited and Dietrich Becker.
10.4*†	Form of Director Restricted Stock Unit Award Agreement (One-Time Award).
10.5*†	Form of Director Restricted Stock Unit Award Agreement (Annual Base Retainer Award).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERELLA WEINBERG PARTNERS

Date: November 5, 2021	By:	/s/ PETER A. WEINBERG
Peter A. Weinberg
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	By:	/s/ GARY S. BARANCIK
Gary S. Barancik
Chief Financial Officer
(Principal Financial Officer)