Form 10-K
period 2021-12-31
Perella Weinberg Partners
filed 2022-03-11
CIK 1777835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
Securities registered pursuant to the Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates, based on the closing price on the Nasdaq Global Select Market. as of June 30, 2021 was $454,601,000.

As of March 8, 2022, the registrant had 46,939,793 shares of Class A common stock, par value $0.0001 per share, and 46,318,952.737 shares of Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Perella Weinberg Partners’ Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 are incorporated by reference in Item 12 of Part III of this Form 10-K.

Perella Weinberg Partners

On June 24, 2021 (the “Closing Date” or the “Closing”), Perella Weinberg Partners (formerly known as FinTech Acquisition Corp. IV (“FTIV”)) consummated its previously announced business combination pursuant to that certain Business Combination Agreement, dated as of December 29, 2020 (the “Business Combination Agreement”). As contemplated by the Business Combination Agreement, (i) FTIV acquired certain partnership interests in PWP Holdings LP (“PWP OpCo”), (ii) PWP OpCo became jointly-owned by Perella Weinberg Partners, PWP Professional Partners LP (“Professional Partners”) and certain existing partners of PWP OpCo, and (iii) PWP OpCo serves as Perella Weinberg Partners’ operating partnership as part of an umbrella limited partnership C-corporation (Up-C) structure (collectively with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). Unless the context otherwise requires, all references to “PWP,” the “Company,” “we,” “us” or “our” refer to Perella Weinberg Partners and its consolidated subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made in this Annual Report on Form 10-K are “forward looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements regarding the expectations regarding the combined business are “forward-looking statements.” In addition, words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the control of the parties, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:
•any projected financial information, anticipated growth rate, and market opportunity of the Company;
•the ability to maintain the listing of the Company's Class A common stock and warrants on Nasdaq following the Business Combination;
•our public securities' potential liquidity and trading;
•our success in retaining or recruiting partners and other employees, or changes related to, our officers, key employees or directors following the completion of the Business Combination;
•members of our management team allocating their time to other businesses and potentially having conflicts of interest with our business;
•factors relating to the business, operations and financial performance of the Company, including:
•whether the Company realizes all or any of the anticipated benefits from the Business Combination;
•whether the Business Combination results in any increased or unforeseen costs or has an impact on the Company's ability to retain or compete for professional talent or investor capital;
•global economic, business, market and geopolitical conditions, including the impact of public health crises, such as the ongoing rapid, worldwide spread of a novel strain of coronavirus and the pandemic caused thereby (collectively, “COVID-19”), as well as the impact of recent hostilities between Russia and Ukraine;
•the Company's dependence on and ability to retain working partners and other key employees;
•the Company's ability to successfully identify, recruit and develop talent;
•risks associated with strategic transactions, such as joint ventures, strategic investments, acquisitions and dispositions;

•conditions impacting the corporate advisory industry;
•the Company's dependence on its fee-paying clients and fluctuating revenues from its non-exclusive, engagement-by-engagement business model;
•the high volatility of the Company's revenue as a result of its reliance on advisory fees that are largely contingent on the completion of events which may be out of its control;
•the ability of the Company's clients to pay for its services, including its restructuring clients;
•the Company's ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to the Company's business, including actual, potential or perceived conflicts of interest and other factors that may damage its business and reputation;
•strong competition from other financial advisory and investment banking firms;
•potential impairment of goodwill and other intangible assets, which represent a significant portion of the Company's assets;
•the Company's successful formulation and execution of its business and growth strategies;
•the outcome of third-party litigation involving the Company;
•substantial litigation risks in the financial services industry;
•cybersecurity and other operational risks;
•the Company's ability to expand into new markets and lines of businesses for the advisory business;
•exposure to fluctuations in foreign currency exchange rates;
•assumptions relating to the Company's operations, financial results, financial condition, business prospects, growth strategy and liquidity;
•extensive regulation of the corporate advisory industry and U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy and laws (including the treatment of carried interest); and
•other risks and uncertainties described under “Part I—Item 1A. Risk Factors.”
The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Website Disclosure
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site where reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC are available. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and on our website at https://investors.pwpartners.com/ free of charge as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our website is https://pwpartners.com/. Although we refer to our website in this report, the contents of our website are not included or incorporated by reference into this report. All references to our website in this report are intended to be inactive textual references only.

PART I.
Item 1. Business
Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to Perella Weinberg Partners and its consolidated subsidiaries following the Business Combination, other than certain historical information which refers to the business of PWP OpCo prior to the consummation of the Business Combination.
General
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
We were founded in June 2006 with the opening of offices in New York and London, led by a team of ten seasoned advisory partners who previously held senior management positions at large global investment banks. The foundation of our Company was rooted in a belief, among other considerations, that clients would increasingly seek out deeply experienced advisors who offer independent strategic thinking and who are not burdened by the complicated conflicts that large investment banking institutions may face due to their various businesses. The 2008 global financial crisis reinforced this hypothesis and contributed to the early growth of our Company. Today, we believe that our independence is even more important. For clients and for us, independence means freedom from the distractions that dilute strategic thinking and a willingness and candor to share an honest opinion, even if at times it is contrary to our clients' point of view. We believe that our clients choose to engage us because they value our unbiased perspective and expert advice regarding complex financial and strategic matters.
Our business provides services to multiple industry sectors, geographic markets and advisory service offerings. We believe that our collaborative partnership and integrated approach combining deep industry insights, significant technical, product and transactional expertise, and rigorous work ethic create a significant opportunity for our Company to realize sustainable growth. We seek to advise clients throughout their evolution, with the full range of our advisory capabilities including, among other things, advice related to mission-critical strategic and financial decisions, mergers and acquisition (“M&A”) execution, shareholder and defense advisory, capital raising, capital structure and restructuring, capital markets advisory, specialized underwriting and research services for the energy and related industries.
Since our inception, we have experienced significant growth in our business, driven by hiring professionals who are highly regarded in their fields of expertise, expanding the scope and geographic reach of our advisory services, deepening and expanding our client relationships and maintaining a firm culture that attracts, develops and retains talented people. In addition to our hiring and internal development of individual professionals, in November 2016, we completed a business combination with Tudor, Pickering, Holt & Co., LLC (“TPH”), an independent advisory firm, focused on the energy industry, that shares our culture and strategic vision, which increased our footprint in this sector. As of December 31, 2021, we serve our clients with 422 advisory professionals, including 60 advisory partners (which numbers include two advisory partners who retired from the Company in January 2022), based in ten offices, located in five countries around the world.

We have demonstrated robust financial performance, achieving revenues of $801.7 million and operating income of $66.6 million for the year ended December 31, 2021, revenues of $519.0 million and operating loss of $14.6 million for the year ended December 31, 2020 and revenues of $533.3 million and operating loss of $155.1 million for the year ended December 31, 2019. The operating losses in 2019 and 2020 were largely due to amortization of the equity-based compensation awards granted by Professional Partners, which have no economic impact on PWP or PWP OpCo. The vesting of equity awards granted in connection with the Transaction have been and will be recorded as an equity-based compensation expense at PWP OpCo for generally accepted accounting principles in the United States (“U.S. GAAP”) accounting purposes. As a result (or due to other factors), we may continue to experience operating losses in future periods. We believe we have established leading franchises in each of our areas of focus, as evidenced by the lead role we often command among advisors, the complexity of the situations in which we advise clients and our clients’ reputation as leaders in their respective industries.
Our Market Opportunity
We founded our Company with the objective of providing strategic and financial advice to business leaders that is critical to the success of their businesses throughout their corporate evolution. The decisions that business leaders confront often transcend traditional transaction-related questions, focusing instead on the core risks and opportunities facing their businesses. We believe that clients are increasingly looking for an independent advisor who can serve as an unbiased sounding board, work with them in genuine partnership and be by their side as they navigate mission-critical and complex issues.
We believe many factors drive the demand for such advice, including, but not limited to:
Sector-Specific Transformation and Disruption: The sectors on which we focus are all experiencing change at an accelerating pace. Such change within a sector may be driven by new regulation, new competition, business model innovation and transformation and the increasing impact of technology, among other factors. Business leaders are highly focused on the effect of such change on their marketplace and the implications for their businesses.
Business Growth: Business leaders all share a desire to grow their business and improve their position relative to their peers and the market overall. This focus on growth often can lead to organic and inorganic initiatives such as business or business model transformation, expansion through acquisitions, rationalization of certain low-growth, non-core elements of their businesses or the selection of technologies that can alter the trajectory of their businesses.
Challenges for Leadership: Business leaders have to be vigilant in how they confront specific immediate and potential future challenges. These challenges can range from traditional business execution risk, to increased competitive risks, to funding and balance sheet constraints to shareholder initiatives or governance-related matters. These challenges are often highly complex and can be mission-critical to the success or survival of a company.
Rapidly Changing Political and Regulatory Landscape: Changes in political regimes, regulation, monetary policies, tariff policies, tax policies, environmental laws, regulations and policies, migration policies and economic stability, among others, can have a significant impact on the decisions that business leaders make to drive the success of their businesses.
The above issues are among the most important topics faced by business leaders every day, regardless of the size or the global nature of their business. In a business environment that is increasingly competitive, global, and undergoing significant transformation, we believe that business leaders will increasingly seek to partner with advisors who provide independent thought and advice to holistically navigate these opportunities and challenges and drive the long-term success of their businesses. We believe that our collaborative partnership and integrated approach positions us well to stand by our clients and support them with independent thinking, expertise and knowledge, and that this can lead to an expanded demand for our advisory services. The principal drivers of this opportunity include:

Growing Demand for Independent Advice: We believe the momentum driving demand for independent advice remains strong. When we founded our Company in 2006, this dynamic was driven largely by growing client concern about conflicts at the large financial conglomerates and a growing desire by bankers to join a pure play advisory platform, all of which became increasingly apparent during the 2008 global financial crisis. In our experience, our clients value a broad approach to independence—advisors who deliver deep industry, product and technical expertise rather than offer a wide array of financial products while also acting as transaction counterparty. Since 2005, the year before our founding, the demand for independent advice has increased significantly. On average, our peer independent advisory firms advised on 66% of volume from the top 25 announced M&A transactions in the five-year period ended December 31, 2021, up from 47% on average during the five-year period ended December 31, 2005, according to Dealogic. Similarly, according to Dealogic, the estimated M&A fee pool of our peer independent advisory firms averaged $5.4 billion in the five-year period ended December 31, 2021, up from an average of $1.2 billion in the five-year period ended December 31, 2005. We expect the trend toward independent advice to continue as business leaders become increasingly experienced with the independent advisory model and believe our Company is well positioned to continue to capitalize on this trend.
Dynamic Mergers & Acquisitions Activity: We believe the M&A environment will remain active based on a variety of economic, regulatory and strategic factors, strong corporate balance sheets, significant undeployed venture and private equity capital, attractive financing markets, a rapidly accelerating trend toward global consolidation and business model transformation. However, we also see various factors which we believe could make our markets more volatile and 2022 a less active year in M&A than 2021 including rising interest rates and inflation, shifting US anti-trust policy, potential tax law changes, geopolitical developments, international hostilities and other factors. In 2021 and 2020, globally announced M&A volume reached $5.8 trillion and $3.7 trillion, respectively, with approximately 71% occurring in North America and in Europe, the markets in which we are primarily focused. Dealogic estimates that the global M&A fee pool averaged approximately $30 billion annually in the five-year period ended December 31, 2021, which illustrates the large market opportunity that exists today. We believe that our Company is well positioned to further capitalize on these robust fundamentals and M&A trends, which we expect will continue to drive global growth of the financial advisory market.
Growing Demand in Liability Management (Restructuring and Capital Markets) Advisory Services: We believe that, due to large debt issuances by companies in recent years, a steady liability management (including restructuring and capital markets) advisory market will continue to exist as interest rates rise and/or credit markets become more difficult to access, even with a stable macroeconomic environment and robust M&A activity. According to Dealogic, the past nine years represented record years in volume of corporate bond issuance in the United States, as companies took advantage of historically low borrowing costs to add leverage to their capital structures. Additionally, beyond typical capital structure-related issues, we believe that the pace of business model transformation driven by a changing regulatory backdrop, and technology innovation and unanticipated shock resulting from the COVID-19 pandemic, among other factors, will lead to an entirely different wave of restructuring activity as companies consider their readiness for such change and the requirements to fund their growth and success in such an environment. We believe our integrated industry and geographic approach positions us to provide solutions to clients in both robust and challenging economic environments. We also believe that our broad industry coverage is an attractive complement to our restructuring and capital markets advisory practices due to the often uncorrelated industry-specific challenges that can lead to disruption for companies in distressed situations. Our strong positioning in each of our primary areas of industry focus and our restructuring and capital markets advisory practices diversifies our revenues and differentiates us from our peers.
Our Principles Define Our Strategy
Since our founding in 2006, we have focused on building a trust-based, focused, and high-intensity advisory business that we believe is well positioned to deliver significant value to our clients, our shareholders, and our employees.

Five key principles drive our approach:
Relationships are Everything to Us: We cultivate deep, long-term relationships, which transcend traditional transactional dialogue. Our clients often rely on us to assist them in assessing opportunities and challenges throughout their corporate evolution.
Partnership is at Our Core: We operate as a highly collaborative and integrated partnership defined by a culture of integrity, humility, rigor, and intensity. Working together is a critical ingredient of our success.
Focused Internationally: Since its founding, our organization has been integrated globally and is deliberately focused on the most active advisory markets worldwide. Our closely integrated partnership approach enables us to efficiently leverage our deep industry expertise with clients across geographies.
We Thrive in Complexity: We excel in complex, mission-critical situations where we can utilize our insights, experience, deep strategic thinking and personalized approach to partner with our clients to achieve their objectives.
Independence is Core to Our Character: We strive to be viewed as independent thinkers and our goal is to attract people to the Company with innovative, independent views and a willingness to speak with candor. We are not afraid to voice our perspective and are not afraid for “no” to be the right answer.
We believe these principles capture the essence of who we are and how we seek to be thought of in our markets. If we remain focused on these principles, we believe clients will continue to have the confidence to put their trust in us.
Our Key Competitive Strengths
When we founded the Company, we saw a compelling market opportunity to create a platform with deeply experienced, senior advisory professionals from the most reputable institutions around the world to focus solely on advising clients without the distractions and conflicts that may often plague senior bankers at large investment banking institutions. Over fifteen years later, we have built a leading global independent advisory platform offering a range of advisory services. Our success has been driven by the trust bestowed upon us by our clients, the high-caliber professionals who have joined the Company, and the continued growth in demand for independent advice.
We believe the primary qualities that drive our success include:
Deep Industry Insights: We believe our clients increasingly value advisors with deep industry insights when making strategic decisions that impact their businesses. These insights develop from extensive transaction experience and deep technical knowledge, and they serve as a platform for thought partnership with clients. Our primary areas of industry focus include: Consumer & Retail; Energy; Financial Institutions; Healthcare; Industrials; and Technology, Media & Telecommunications. We strive to attract and elevate individuals who are, or will be, considered thought leaders in their fields of focus. We believe our focused teams in the industries, geographies and product areas in which they specialize are leaders in their fields. We plan to continue investing in and developing professionals who will enhance our reputation as thought partners of choice to the leaders in the sectors, geographies and products on which we focus.
Independent Thought: Our foundation is rooted in a conviction, among other considerations, that clients would increasingly seek out advisors who offer independent thinking and who are not burdened by the complicated conflicts that large investment banking institutions may face due to their various businesses. We believe that our independence remains critically important and is increasingly valued by clients. We believe that our clients choose to partner with us because they value our unbiased perspectives and expert advice regarding complex financial and strategic matters, and appreciate the combination of candor and alignment of interests with their objectives that is at our core.

Innovation, Creativity and Ingenuity: From the very beginning, we have strived for differentiation. We seek original and exceptional ways to deliver value to our clients and to improve the way we operate. Our firm culture is an environment where colleagues are empowered to think expansively, question assumptions and pursue their ideas in an open and collaborative atmosphere. Our unique blend of innovation, creativity and ingenuity positions us well to advise on transformative and mission-critical situations for our clients.
High Standards of Integrity: We earn trust—our most important currency with clients and each other—first and foremost through integrity. We demand integrity from all of our employees in the way that they tackle their day-to-day duties, the way in which they treat clients and the way we treat each other. Integrity applies to everything we do as advisors, including the quality of the industry insights we share and our willingness to advise against transacting when an opportunity is not beneficial to our client. We demand the highest standards of integrity from all of our team members, from those hired directly out of college or business school to those with decades of experience.
Rigorous Work Ethic: As an advisory firm, the primary assets we bring to bear on any engagement are deep insights and creative ideas. However, great insights and ideas alone are not sufficient. In order for us to earn the role as a client's advisor of choice, we must complement such insights and ideas with tireless work ethic, rigor, and intensity in everything we do in partnership with our clients. Our intensity extends throughout our business, from our junior personnel to our most experienced advisory professionals. We believe that if we can continue to maintain these standards, we will retain our reputation as a partner of choice.
We believe the attributes above are all critical components of our success. We endeavor to embody all of these attributes to maximize the value that we can create for our clients, our shareholders, and our people. We believe that our integrated approach and our partnership culture in how we work with each other and our clients provides an ideal platform to deliver the strategic and financial advice sought by our clients. We believe that if we continue to remain focused on these attributes, we will create a truly unique firm where the very best professionals prefer to work, and one that clients consistently recognize as the advisor they want by their side when it matters most.
Our Growth Strategy
Our growth strategy centers on the expansion of the depth and breadth of our advisory business in the markets we serve today and the additional markets that we may expand into in the future. This expansion will be driven by our ability to attract and develop outstanding professionals who complement or expand our market presence or broaden our advisory product offerings. Based on our partners' expertise and client relationships, we believe our coverage presence in each of our industry sectors reaches between one-quarter and three-quarters of the relevant subsectors in the U.S. and between one-quarter and one-half of the relevant subsectors in Europe. As we execute on our growth strategy, we expect to expand our relationships with clients and the capabilities we can offer them, which will enhance our position as a leading independent advisory firm.
We plan to accomplish these goals by executing on the following strategies:
Leveraging our Existing Client Relationships: As we grow our business, we seek to deepen and expand our client relationships, which are the foundation of our Company's success. We believe that we can accomplish this by applying a combination of our deep sector expertise, our propensity for independent thought and our tireless and intense work ethic to confront the most complex challenges that our clients face. As our relationships with clients grow, we strive to be a more integrated partner in their strategic dialogue in a manner that goes beyond traditional transactional work. We believe that this consistent, long-term approach to developing client relationships will drive superior growth potential for our Company.

Broadening Client Coverage in Our Markets of Focus: We have established a strong global presence in six industry sectors across which we apply our recognized M&A, capital markets and restructuring expertise to assist clients as they tackle critical decisions for their businesses. While we believe we have successfully established well-regarded practices in these core industry areas, we believe that we have substantial head room to further expand our coverage in these sectors. We intend to continue to invest in our areas of strength, and remain focused on the most relevant sectors and geographies for our business. In addition, we expect to cautiously expand our industry coverage footprint and our geographic presence in markets we believe represent a substantial commercial opportunity for the Company.
Expanding Our Advisory Capabilities to Better Serve Our Clients: We provide a range of advisory services to our clients, including strategic advisory, M&A, restructuring and capital structure advisory, capital markets advisory and energy underwriting and research. We believe we have established a reputation for the quality of our advice across these products and will continue to deepen our capabilities in the core product areas we compete in today. As we expand our client base and deepen our relationships with those clients, their need for a broader and more developed array of advisory services may grow. We plan to also invest in expanding our capabilities to provide additional advisory services where we believe such expansions can represent a compelling value proposition to our clients and an attractive commercial opportunity for us.
Investing to Drive Innovation and Insights: We believe that the market for advisory services is undergoing a period of transition away from solely transactional advice. Independent thought leadership and critical and innovative thinking are increasingly valued and expected from a trusted advisor on a continuous basis. To succeed in this new paradigm, we plan to invest rigorously in driving innovation in the way we work with clients, in the ideas that we generate for clients and in insights into the specific challenges our clients face in their target markets, taking into account, among other things, the technological disruption currently facing all industries.
Attracting, Developing and Retaining World-Class Talent to the Company: Attracting and retaining world-class talent at the Company is a critical component to our growth and to our success. We will continue to attract, develop and retain advisory professionals who seek an environment where they can collaborate to deliver excellent advice to their clients. The profiles of the people we aim to recruit are consistent in that (i) they have a strong desire to devote their full time to advising clients, (ii) they are highly committed individuals, often with a long track-record at their prior firm, (iii) they are not afraid to be honest with their clients when “no” might be the right answer, (iv) they are willing to make a long-term commitment to our Company and (v) they are committed to mentorship and investing in expanding our commitment to diversity and inclusion.
We have also put significant emphasis on the training and development of all of our professionals, and plan to continue investing meaningful resources in our human capital with commitment to investing in diversity and inclusion. As a result, we have a deep bench of internally developed talent at all levels, as evidenced by an increasing number of internal senior promotions. We believe that the combination of our efforts to internally develop professionals and to continue growing through lateral hires provides for a vibrant environment that fosters adoption of best practices and diversity.
Maintaining Discipline in How We Manage Our Business: We manage our business in an effort to deliver value creation to our shareholders. To accomplish this, we demand accountability at all levels, including our sector, product and corporate teams. This culture of accountability helps ensure that appropriate balance is in place to drive responsible profit margin expansion over time while at the same time continuing to invest in growth. We also apply opportunities for investment to drive innovation, investments in external hires and the establishment of new offices. We believe that this discipline will enable us to maintain our competitive edge while also delivering appropriate returns and long-term value creation to our shareholders.
We believe all of these factors are important to our continued success. Additionally, we believe we will benefit from growing comfort in the independent advisory model from business leaders across the sectors of the economy which we believe will expand our overall market opportunity.

Our Advisory Offerings
We are a leading independent provider of strategic and financial advice to clients across a range of the most active sectors and international markets. We believe that the demand for independent strategic and financial advice is growing, and that our integrated approach combining deep industry insights, significant technical, product and transactional expertise, and rigorous work ethic creates a significant opportunity for our Company. Since our founding, we have rapidly scaled our global platform. We believe clients value our ability to put their interests ahead of our own and, accordingly, will increasingly want us by their side.
Our Clients
We provide advisory services to a wide range of clients globally, including large public multinational corporations, mid-sized public and private companies, individual entrepreneurs, private and institutional investors, creditor committees and government institutions. We deliver the full resources of our Company and high level senior banker attention to every client, regardless of size or situation.
Our business provides services to multiple industry sectors and geographic markets through a broad range of advisory service offerings, which we believe offer us an opportunity to realize sustainable growth. Our primary areas of industry focus include: Consumer & Retail; Energy; Financial Institutions; Healthcare; Industrials; and Technology, Media & Telecommunications.
We complement our industry focus with extensive advisory expertise in the largest international advisory markets. We operate primarily out of ten offices in the United States, Canada, the United Kingdom, France and Germany, and we have deep international experience that has enabled us to work extensively with clients worldwide. Since our inception, we have advised over 1,000 clients on transactions in over 40 countries.
We seek to generate repeat business from our clients by becoming long-term partners to them, rather than being viewed as solely transaction focused. In an effort to develop new client relationships, we maintain an active dialogue with a large number of potential clients, as well as with their financial and legal advisors, on an ongoing basis. We continue to build new relationships through our business development initiatives, proprietary client engagement (including sector or product focused conferences), growing our senior team with professionals who bring additional client relationships, and through introductions from our strong network of relationships with senior executives, board members, attorneys and other third parties. We have also grown our business through client referrals, which we proudly believe validates such clients' satisfaction with our services.
Our Advisory Services
We seek to advise our clients throughout their corporate evolution, with the full range of our advisory capabilities. Those services include advice related to mission-critical strategic and financial decisions, M&A execution, shareholder and defense advisory, capital raising, structure and restructuring, capital markets advisory, energy underwriting and equity research.
M&A and Strategic Advisory: We have established a leading M&A and strategic advisory practice, advising clients on a range of strategic issues, risks and opportunities impacting their businesses. In these advisory relationships, we work closely with our clients through all stages of their assessment and evaluation of a range of strategic opportunities. Often, such situations can be complex and are mission-critical to the success of our client's businesses. In these situations, we believe we have built a reputation for providing valuable insights, experience, deep strategic thinking, rigor, technical expertise and a personalized approach in our partnerships with our clients to thoughtfully achieve their objectives.

Liability Management and Capital Structure Advisory: We have built a leading franchise to serve the liability management market (including restructuring). Our liability management professionals partner with our industry professionals to provide holistic advice related to capital structure and potential solutions in anticipated or actual financial distress situations, including corporate workouts, Chapter 11 proceedings, and prepackaged bankruptcies. We advise both companies and creditors, utilizing our strong relationship network to access capital, identify potential partners and drive support for our transactions. We understand that during times of financial distress, having a true and trusted partner as an advisor is of critical importance, and our partnership and collaboration with our clients during these times have helped us develop long-lasting relationships.
Capital Markets Advisory: We also advise clients on capital markets matters, both in transaction-related and ordinary course financing execution. We provide comprehensive capital structure advice and help our clients develop financing solutions tailored to their specific needs. We partner with our clients to advise on all aspects of public and private debt and equity transactions. For example, we have an active private capital raising business focused on providing privately marketed and negotiated financing solutions to clients requiring substantial amounts of capital to fund growth initiatives or other specific financing needs. We believe our independence and objectivity, coupled with our deep experience in such matters, inform our market views and enhance the likelihood of a successful transaction for our clients.
Company Investments Including Special Purpose Acquisition Companies: We have a relationship with the sponsor of PWP Forward Acquisition Corp. I (“PFAC”), a special purpose acquisition company (“SPAC”) that was formed to effect a business combination with a company that is founded by, led by or enriches the lives of women. We may in the future have relationships with or invest in subsequent SPACs and similar entities. SPACs provide us with opportunities to use our expertise to assist private companies in accessing growth capital and becoming publicly-traded companies. In addition, we may in the future invest in companies, including our clients, or enter into new business lines, including alongside our clients, employees, officers and directors. We believe working with growth companies enhances our network and facilitates dialogues with other participants in those industries, and subsequently may lead to business opportunities.
Collaborations with Other Firms: The Company has entered into collaborative relationships with certain other firms, including Mizuho Securities Co., Ltd., Banco Itau BBA S.A., and CICC US Securities, Inc. Under these collaborative relationships, the Company and such other firms have expressed their non-binding intention to provide strategic advice to certain companies within applicable regions. We believe that the collaborations, while generally not exclusive, will create new opportunities for the clients of both the Company and its collaborators as they benefit from the firms' combined experience, deep industry insights and market and regional intelligence. As part of the collaborations, the firms may second personnel to each other. The Company and its collaborators may approach applicable companies jointly and will seek to equitably share the fees earned from such clients. We are constantly evaluating the opportunity to collaborate with other organizations across disciplines to enhance our advisory service offerings to our clients.
Our Results
Since our inception, we have advised on over $1 trillion of M&A transactions with over 1,000 clients in over 40 countries across a broad range of transaction types. Our clients include large public multinational corporations, mid-sized public and private companies, individual entrepreneurs, private and institutional investors, creditor committees and government institutions. We strive to maintain long-term relationships with these clients and in many cases work with them across multiple transactions.

Some illustrations of the noteworthy transactions in which we have advised clients in recent years include:

Large-Cap Advisory		Mid-Cap Advisory		Restructuring / Capital Markets
Client	Transaction	Client	Transaction	Client	Transaction
	Financial advisor to Royal Dutch Shell in connection with the $9.5B sale of Shell's Permian business to ConocoPhillips		Financial advisor to Quidel in connection with Quidel's $6.0B acquisition of Ortho Clinical Diagnostics		Financial advisor to Lufthansa in connection with its €2.1B capital increase
	Lead financial advisor to Baxter in connection with Baxter's $12.4B acquisition of Hillrom		Financial advisor to HELLA in connection with HELLA's €6.8B business combination with Faurecia		Financial advisor to Invitae Corporation in connection with its $1.15B Convertible Notes Offering to SB Management
	Financial advisor to Vonovia in connection with Vonovia's €29B business combination with Deutsche Wohnen		Financial advisor to MKS Instruments in connection with MKS's $6.5B acquisition of Atotech		Financial advisor to Garrett Motion in connection with its Chapter 11 process
	Advisor to the Independent Transaction Committee of Discovery, Inc. in connection with Discovery’s $22.2B business combination with AT&T’s WarnerMedia		Financial advisor to Luminex in connection with its $1.8B sale to DiaSorin		Capital markets advisor to Maravai LifeSciences on pricing of upsized Initial Public Offering
	Financial advisor to Veolia in connection with Veolia's €25.9B merger with Suez		Exclusive financial advisor to Kraft Heinz in connection with the $3.35B sale of its Planters brand to Hormel Foods Corporation		Independent capital markets advisor to Maravai LifeSciences on its follow-on offering of common stock
	Advisor to Owl Rock Capital Partners LP in executing a definitive business combination agreement with Dyal Capital Partners to form Blue Owl Capital Inc. and list on NYSE via a $12.5B business combination with Altimar Acquisition Corporation		Financial advisor to PureCycle Technologies in its merger with Roth CH Acquisition I Co. and $1.2B listing on the Nasdaq		Financial advisor to Royal Caribbean Cruises Ltd. in connection with multiple financing transactions across both the debt and equity capital markets
	Exclusive financial advisor to Northrop Grumman Corp. on the sale of its Federal IT and Mission Support Services Business to Veritas Capital Fund Management, LLC for $3.4B		Financial advisor to Precision Medicine Group, LLC in majority investment and recapitalization transaction led by The Blackstone Group Inc.		Advisor to the Ad Hoc Committee in Pacific Gas and Electric Company’s debt restructuring
	Exclusive advisor to Northrop Grumman Corp. in its $9.2B acquisition of Orbital ATK, Inc.		Financial advisor to KKR in connection with KKR's $5.3B acquisition of Cloudera		Financial advisor to Alta Mesa Resources, Inc. in connection with its Chapter 11 process
	Advisor to the Supervisory Board of Peugeot S.A. on its $26B merger with Fiat Chrysler Automobiles N.V.		Financial advisor to KKR & Co. Inc. on its $4.3B acquisition of a majority stake in Coty Inc.’s Professional Beauty and Retail Hair businesses and $1.0B investment in Coty Inc. in the form of convertible preferred shares		Financial advisor to Del Monte Foods, Inc. and Del Monte Pacific Limited on capital structure refinancing
	Sole financial advisor to Oaktree Capital Group, LLC in 62% sale to Brookfield Asset Management Inc.		Lead financial advisor to Invitae Corp. in connection with $1.4B business combination with ArcherDX, Inc.		Financial advisor to Sabre Corp. on its $1.1 billion secured and exchangeable note offerings

Advisor to Altria Group, Inc. in connection with its stake in SABMiller plc’s $107B sale to Anheuser-Busch InBev SA/NV	Sole financial advisor to PayPal Holdings, Inc. on its $4B acquisition of Honey Science Corporation	Financial advisor to the Ad Hoc Group of Constitutional Debtholders on settlement with Puerto Rico Oversight and Management Board
Advisor to Altria Group, Inc. in its $12.8B investment in JUUL Labs, Inc.	Advisor to Occidental Petroleum Corp. on formation of Midland Basin JV with EcoPetrol for $1.5B	Advisor to Legacy Reserves Inc. in its joint Chapter 11 plan of reorganization
Financial advisor to Altria Group, Inc. on its $1.8B acquisition of Cronos Group Inc.	Exclusive financial advisor to Cantel Medical Corp. on its $775M acquisition of Hu-Friedy Mfg. Co.	Exclusive financial advisor to the Special Committee of the WeWork Board of Directors
Advisor to E.ON SE in its $54B acquisition of innogy SE and exchange of assets with RWE AG	Exclusive advisor to SodaStream International, Ltd. in its $3.2B sale to PepsiCo Inc.	Advisor to one of the largest creditors in Sears, Roebuck and Co.’s debt restructuring
Lead advisor to Becton, Dickinson and Co. in its $24B acquisition of C.R. Bard, Inc.	Advisor to Apache Corporation in the $3.5B formation of Altus Midstream LP	Advisor to iHeartMedia, Inc. independent directors
Our Commitment to Environmental, Social and Governance Leadership
We believe that leadership in the Environmental, Social and Governance (“ESG”) issues is a central element of our Company's mission because our success is tied to how responsibly and sustainably we run our business. Over the past few years, we have taken steps to oversee and manage business-relevant ESG factors that impact the long-term interests of our stakeholders, such as engaging our employees and promoting a diverse and inclusive workplace, safeguarding our data through a cybersecurity program, and adhering to what we consider to be best practices in corporate governance and risk assessment and mitigation. Our board of directors, as well as our management team, provide direction and oversight with respect to the evolving priorities of our Company's ESG initiatives, organized into three pillars, which, in turn, contain focus areas for our attention and action:
•Environmental. The Environmental pillar is focused on assessing and monitoring our environmental footprint, and proactively raising our firm-wide awareness of environmental risk and opportunity by committing to sustainable practices to oversee environmental aspects in our business activities.
•Social. The Social pillar is focused on promoting diversity and inclusion, reinforcing our commitment to engage, develop and motivate our employees, and maintaining a rigorous cybersecurity program to protect our valuable data.
•Governance. The Governance pillar is focused on upholding our commitment to ethical business conduct, professional integrity and corporate responsibility by integrating strong governance and enterprise risk management oversight across all aspects of our business.
Our People and Inclusive Culture
We believe that our people are our most valuable asset. Our goal is to attract, develop and retain the best and brightest talent in our industry across all levels. We strive to foster a collaborative environment, and we seek individuals who are deeply committed to their clients, passionate about our business and additive to our culture.
Since our founding we have experienced significant growth of our team. At founding in 2006, we began the Company with 16 advisory professionals, including ten advisory partners. By 2010, we had grown our Company to 137 advisory professionals, including 24 advisory partners. By 2014, we had grown our Company to 183 advisory professionals, including 32 advisory partners. As of December 31, 2021, we serve our clients with 422 advisory professionals, including 60 advisory partners (which numbers include two advisory partners who retired from the Company in January 2022), based in ten offices, located in five countries around the world.

The drivers of the growth of the Company include a combination of internal promotions, lateral recruiting in our areas of focus and, in the case of the TPH Business Combination (as defined below), the addition of a substantial number of new partners and advisory professionals through a business combination. In addition to this promotion and addition of external hires, we have also maintained significant discipline in how we assess our advisory professionals within our culture and our strategic and financial objectives. Accordingly, we have developed a comprehensive internal review process and significantly evolved the partnership over our history. Today, we believe we have established a rigorous recruiting and review process that ensures that we maintain consistently high levels of performance and of quality among our advisors, which best positions us to serve our clients and their growing advisory needs.
Our partners are compensated based on their overall contribution to value creation for our Company. Contribution includes, among other things, the quality of advice and execution provided to clients, intellectual content and thought leadership, the financial contribution to the Company, the commitment made to recruiting new talent, the creation of an inclusive work environment and the overall spirit of partnership they demonstrate in working with their colleagues and their clients. We do not compensate on a commission-based pay model, whereby bankers are rewarded solely based upon financial contribution. We believe that our compensation model encourages a collaborative environment and attracts talented advisory professionals to join our Company.
We recruit our junior professionals from the world's leading undergraduate and graduate programs. We have developed a dedicated campus recruiting effort through which we have hired approximately 280 analysts and associates since 2017. We devote significant time and resources to attracting, training and mentoring our employees. This starts with positioning our Company to attract competitive, high caliber talent and providing a hands-on development platform from day one through our global internship program and full-time training program. As a testament to our efforts, in each of the last six years, the Vault Best Internship and Banking 25 surveys have ranked us Top Ten for Investment Banking Internships and Top Five for Formal Training. Following training, our junior professionals work closely with their deal teams to receive significant transactional experience across a wide range of products and industries. We believe this exposure enhances the investment banking experience and allows our junior professionals to develop and refine their proficiency in a broad variety of corporate finance matters at an early stage in their career. We are committed to talent retention, and our goal is to develop our brightest and most ambitious junior professionals into successful partners. To this end, as of December 31, 2021, 21 of our 60 advisory partners were promoted internally.
Diversity, equity and inclusion, which is one of the focus areas of the Social pillar of our ESG initiative, have been foundational elements at our Company to create a workforce comprised of people with different backgrounds and experiences who can collectively bring a strong diversity of thought to our advisory services. In addition to a number of firm-wide policies and procedures to promote diversity, equal opportunity and anti-discrimination, our programs, such as the Global Women's Advisory Prep Program and the Global Advisory Diversity Prep Program, have been instrumental to increase representation of women and ethnically diverse junior professionals. Our focus and effort on recruiting and developing undergraduate women through the Women's Advisory Diversity Prep Program has significantly increased the number of women in our entry level classes since the program's launch in 2015. We have also implemented talent acquisition strategies, which include assessment training and resources, to ensure we attract and identify the best, most diverse junior professionals to our Company and provide an equitable hiring process. To further foster a diverse and inclusive culture, employees participate in an interactive Conscious Inclusion workshop to explore conscious and unconscious biases and their impact, increase awareness of our reactions to differences and develop strategies for implementing inclusive behaviors in the workplace.
In addition to recruiting and developing advisory professionals, we have also entered into formal relationships with certain senior advisors who work with our advisory professionals to augment our overall advisory services to our clients. These individuals are generally former business leaders who previously worked within the sectors on which we focus. They bring a wealth of personal experience confronting many of the challenges our clients face and thereby complement our thought partnership with our clients. Our senior advisors are specifically selected to help us broaden the profile of advisory services we can deliver to our clients and address a larger scope of our clients' challenges, beyond traditional investment banking advice.

Employees
As of December 31, 2021, we had 602 employees.
Our Focus on Cybersecurity
We strive to protect the reputation of our Company by establishing, protecting and defending our data and systems in a number of ways through a combination of processes, tools, and awareness-building. We adhere to the best practices outlined in the National Institute of Standards and Technology (“NIST”) and International Organization for Standardization (“ISO”) frameworks, and our policies and procedures in managing personally identifiable information (“PII”) are in compliance with General Data Protection Regulation (“GDPR”) requirements.
We maintain an ongoing process to enhance security and optimize our IT systems, and regularly conduct security assessments and testing of our systems to verify our systems' integrity to protect against the compromise from both internal and external sources. In addition to identifying information security risks, we have put robust controls in place to seek to reduce or mitigate such risks. Cybersecurity training is conducted annually and we maintain system logs of user activities, exceptions, and security events for a period consistent with industry best practices unless otherwise required by law, regulation or contractual obligation.
Multi-factor authentication is used for all remote access mechanisms that provide employee access to our infrastructure or data, and we employ rigorous measures to appropriately handle and protect sensitive and confidential data. We take precautionary measures to minimize, to the extent possible, the use of PII and the electronic or courier-based transmission of sensitive and confidential data, relying instead on approved and secured digital data transfer services which provide a tightly controlled and selective access to such information. All data is appropriately secured when at-rest or in-transit, and industry standard encryption is used to the maximum extent possible. We also take multiple steps to ensure our ability to restore data in the event of data failure, corruption, accidental deletion, or malicious tampering.
The TPH Business Combination
On November 30, 2016, we completed a business combination with TPH, an independent advisory firm focused on the energy industry (the “TPH Business Combination”). TPH was founded in 2007 and is headquartered in Houston, Texas.
This combination strengthened our position serving the energy sector and enabled deeper penetration in energy-adjacent sectors, such as chemicals and diversified industrials. The combination also added TPH's securities business, which we believe is recognized for its deep domain research and thought-leadership, and strengthened our capabilities in providing capital markets solutions to our clients.
PWP Separation
On February 28, 2019, we effected the separation of our advisory business from the asset management business of PWP OpCo pursuant to a master separation agreement, pursuant to which PWP Capital Holdings LP (“PWP Capital”) became the holding company for our asset management business and PWP OpCo continued to be the holding company for our advisory business (the “PWP Separation”). For additional information about the PWP Separation and our relationship with PWP Capital, see “Part III—Item 13. Certain Relationships and Related Persons Transactions, and Director Independence—PWP Related Party Transactions—Agreements with PWP Capital.”
Organizational Structure
We are a holding company and our only material assets are our partnership interests in PWP OpCo and our equity interest in the general partner of PWP OpCo, PWP GP, LLC (“PWP GP”). We operate and control all of the business and affairs of our advisory business, as run by PWP OpCo and its operating entity subsidiaries, indirectly through our equity interest in PWP GP.

Competition
The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are other investment banking and financial advisory firms. We compete on both a global and a regional basis, and on the basis of a number of factors, including our reputation, depth of client relationships, industry knowledge and insights, transaction execution skills, our range of products and services, innovation and price.
We believe our primary competitors in securing advisory engagements include the investment banking businesses of Bank of America Corporation, Barclays Capital Inc., Citigroup Inc., Credit Suisse Group AG, The Goldman Sachs Group, Inc., JPMorgan Chase & Co., Morgan Stanley, UBS Securities LLC and other large investment banking firms as well as independent investment banking firms such as Centerview Partners, Evercore Partners Inc., Greenhill & Co., Inc., Guggenheim Partners, Houlihan Lokey, Inc., Lazard Ltd, Moelis, Inc., NM Rothschild & Sons Limited, PJT Partners, Inc., and other closely held boutique firms. We compete for business as well as to attract and retain qualified employees. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain and motivate our existing employees who are essential to our ability to serve clients.
In past years there has been substantial consolidation in the financial services industry. Many firms have the ability to offer a wider range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial lending and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our business or loss of opportunities for us. In addition, we may be at a competitive disadvantage relative to certain of our competitors who are able to, and regularly do, provide financing or market making services that are often instrumental in effecting transactions. The trend toward consolidation has significantly increased the capital base and geographic reach of our competitors as well as the potential for actual or perceived conflicts of these firms.
Regulation
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and abroad. As a matter of public policy, regulatory bodies in the United States and foreign jurisdictions are charged with safeguarding the integrity of their home country securities and other financial markets and with protecting the interests of clients participating in those markets.
In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Perella Weinberg Partners LP, through which we (i) conduct strategic advisory and restructuring services in the United States and (ii) engage in private placements of securities and investment banking mergers and acquisitions advisory services and Tudor, Pickering, Holt & Co. Securities, LLC (“TPH Securities”), through which we conduct equity research and sales and market making in the United States are registered as broker-dealers with, and are subject to regulation and oversight by, the SEC. In addition, the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities of, its member firms, including Perella Weinberg Partners LP and TPH Securities. TPH Securities is also a member of several national securities exchanges, which also adopt rules and enforce compliance with their own rules and the federal securities laws. State securities regulators also have regulatory or oversight authority over Perella Weinberg Partners LP and TPH Securities.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including trading practices, order handling, best execution, anti-money laundering, handling of material non-public information, safeguarding data, reporting, record retention, market access and the conduct and qualifications of its officers, directors, employees and other associated persons. In particular, as registered broker-dealers and members of a self-regulatory organization, our U.S. broker-dealer subsidiaries are subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Any failure to comply with applicable broker-dealer rules or regulations could have a material adverse effect on the operation of our business, financial condition and operating results.
In addition to the regulation we are subject to in the United States, we are also subject to regulation internationally. Perella Weinberg UK Limited (“PWP U.K.”) is authorized and regulated by the Financial Conduct Authority (“FCA”) and, as a limited license Prudential sourcebook for Investment Firms investment firm, is required to maintain, as a minimum, regulatory capital of the greater of: (a) its base capital requirement of €50,000; (b) the sum of its market and credit risk requirements; or (c) one-quarter of PWP U.K.'s annual fixed overheads calculated in accordance with European Union laws that have implemented the European Banking Authority's regulatory technical standards. Tudor, Pickering, Holt & Co. Securities Canada, ULC (“TPH Canada”) is registered as an investment dealer with the provincial securities regulators in the Canadian provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan, with the Alberta Securities Commission being TPH Canada's principal regulator under the passport system adopted by Canada's provincial and territorial securities regulators. TPH Canada is also a dealer member of the Investment Industry Regulatory Organization of Canada (“IIROC”), which adopts and enforces rules governing the capital, business conduct, record keeping, trading, individual registration and proficiency, governance, and examines the activities of, its member firms. Per IIROC's rules, TPH Canada is subject to a minimum capital requirement of $250,000 Canadian dollars, with additional capital requirements when TPH Canada participates in deal financings or executes trades outside of its carrying broker relationship.
Certain parts of our business are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.
Failure to comply with any laws, rules or regulations could result in administrative or court proceedings, censures, fines, penalties, judgments, disgorgement, restitution and censures, suspension or expulsion from a certain jurisdiction, self-regulatory organization or market, the revocation or limitation of licenses, the issuance of cease-and-desist orders or injunctions or the suspension or disqualification of the entity and/or its officers, employees or other associated persons. The U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. These administrative or court proceedings, whether or not resulting in adverse findings, can require substantial expenditures of time and money and can have an adverse impact on a firm's reputation, customer relationship and profitability. Our U.S. broker-dealer subsidiaries, like most other broker-dealers, have from time to time been the subject of requests for information and documents from the SEC, FINRA and other regulators. We have cooperated and complied in all material respects with any such requests for information and documents.

The Bank Secrecy Act (the “BSA”), as amended by the USA PATRIOT Act of 2001, the Anti-Money Laundering Act of 2021, and the Treasury Department's and FINRA's implementing regulations require each of Perella Weinberg Partners LP and TPH Securities, as broker-dealers, to establish and maintain an anti-money laundering program, file suspicious activity and other reports and comply with certain record-keeping requirements. Under the BSA, a financial institution's anti-money laundering program must include policies, procedures and controls, employee training, the designation of an anti-money laundering compliance officer, periodic independent testing and customer due diligence and monitoring. PWP's non-U.S. subsidiaries are required to comply with similar non-U.S. laws and regulations designed to deter and detect money laundering and the financing of terrorism. Failure to comply with these requirements may result in reputational damage as well as monetary, regulatory and, in certain cases, criminal penalties.
In support of U.S. foreign policy and national security goals, the Treasury Department's Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries and regimes, terrorists, international narcotics traffickers, and those engaged in activities related to the proliferation of weapons of mass destruction and other threats to the national security, foreign policy or economy of the United States. Among other OFAC sanctions programs, comprehensive sanctions and embargoes target certain countries and geographic regions (“Sanctioned Countries”) and their governments. We are generally prohibited from engaging in transactions involving any Sanctioned Country, its government or entities owned or controlled by a Sanctioned Country's government or persons or entities located in a Sanctioned Country, unless such activity is licensed or otherwise permissible. OFAC's “list-based” sanctions are imposed on individuals and entities designated under various programs for certain activities, including those referenced above. The names of individuals and entities designated under OFAC's list-based sanctions programs are generally placed on OFAC's List of Specially Designated Nationals and Blocked Persons (parties included on such list, “SDNs”) or similar lists. Assets of SDNs are blocked, and we are generally prohibited from dealing with them. In addition, any property, including a company that is 50 percent or more owned, directly or indirectly, by one or more SDNs in the aggregate, is blocked property. We must also comply with the economic sanctions and embargo programs administered by the United Nations Security Council and certain governmental agencies outside the United States. A violation of a sanctions or embargo program could subject us, and individual employees, to reputational damage and regulatory enforcement actions as well as significant civil and criminal penalties.
The Foreign Corrupt Practices Act (“FCPA”) the UK Bribery Act 2010 (the “UK Bribery Act”) and other applicable laws and regulations prohibit the payment of bribes to foreign government officials and political figures. The FCPA prohibits us from making or offering to make any payment, or giving anything of value, to a foreign official for the purpose of influencing that official to assist us in obtaining or retaining an improper business advantage. The FCPA has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining as foreign officials not only those holding public office but also individuals acting in an official capacity for or on behalf of foreign government-run, -owned or -controlled organizations or public international organizations. The FCPA also requires issuers of U.S. securities to maintain accurate books and records and adequate internal controls to prevent and detect possible FCPA violations. The UK Bribery Act prohibits us from bribing, accepting bribes or making other prohibited payments to government officials or other persons (i.e., within the public or private sector) in order to obtain or retain business or gain some other business advantage. These offenses under the UK Bribery Act apply to acts or omissions that take place in the United Kingdom (“U.K.”) or outside the U.K., where the person's act or omission would constitute an offence if carried out in the U.K. and the person has a close connection with the U.K. The UK Bribery Act also establishes a corporate offense of failing to prevent bribery by an associated party, which can be committed regardless of where the offense takes place. We maintain policies and procedures designed to prevent bribery, but such policies and procedures may not be effective in all instances to prevent violations. A violation could subject us, and individual employees, to reputational damage and regulatory enforcement actions as well as significant civil and criminal penalties. We can incur higher costs and face greater compliance risks in structuring and operating our businesses to comply with any of the foregoing regulatory requirements.

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
Risk Factor Summary
The principal risks and uncertainties affecting our business include the following:
•The scale, scope and duration of the impact of the COVID-19 pandemic on our business is unpredictable and depends on a number of factors outside of our control. We cannot reasonably predict the magnitude of the ultimate impact that COVID-19 will have on us and whether the impact may have a sustained adverse effect on our business, revenues, operating results and financial condition.

•Our ability to retain working partners and key employees is critical to the success of our business.

•Our future growth will depend on, among other things, our ability to successfully identify, recruit and develop talent and will require us to commit additional resources.

•Our inability to successfully identify, consummate and integrate strategic transactions such as joint ventures, strategic investments and acquisitions may result in additional risks and uncertainties in our business.

•Changing market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our business, which could materially reduce our revenue.

•Our revenue in any given period is dependent on the number of fee-paying clients in such period, and a significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

•Substantially all of our revenue is derived from advisory fees, including fees that are largely contingent upon the completion of events which may be out of our control, such as the completion of a transaction and, as a result, our revenue and profits are highly volatile on a quarterly basis.

•Our engagements are often singular in nature and do not provide for subsequent engagements, which could cause our revenues to fluctuate materially from period to period.

•Our clients may be unable to pay us for our services.

•Our failure to deal appropriately with actual, potential or perceived conflicts of interest could damage our reputation and materially adversely affect our business.

•We face strong competition from other financial advisory firms, many of which have the ability to offer clients a wider range of products and services than those we can offer, which could cause us to lose engagements to competitors, fail to win advisory mandates and subject us to pricing pressures that could materially adversely affect our revenue and profitability.

•Goodwill and other intangible assets represent a significant portion of our assets, and an impairment of these assets could have a material adverse effect on our business, financial condition and results of operations.

•We may be unable to execute on our growth initiatives, business strategies or operating plans.

•As a member of the financial services industry, we face substantial litigation risks.

•Our business is subject to various cybersecurity and other operational risks.

•We may enter into new lines of business which may result in additional risks and uncertainties in our business.

•Fluctuations in foreign currency exchange rates could adversely affect our results.

•The historical consolidated financial information for periods prior to the Business Combination on June 24, 2021 in our filings is not representative of the results we would have achieved as a stand-alone public company and may not permit you to predict our future results.

•Extensive and evolving regulation of our business and the business of our clients exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and may result in limitations on the manner in which our business is conducted.

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
As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. During periods of unfavorable market or economic conditions, including current market conditions, the volume and value of M&A and capital markets transactions may decrease, thereby reducing the demand for our M&A and capital markets advisory services and increasing price competition among financial services companies seeking such engagements. COVID-19's adverse impact may also be significantly driven by other factors that are beyond our control, including, for example: the timing, scope, and effectiveness of additional governmental responses to the pandemic; medical advancements providing vaccinations for the novel coronavirus and treatments for the medical conditions caused by the virus, the timing and speed of economic recovery; the impact on our clients' willingness to transact in a sustained uncertain environment; and the continued unpredictable impacts on public health and economic activity as the pandemic continues.
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

We have implemented various initiatives to reduce the impact of COVID-19 on our Company and our people, such as employees working remotely from home, while also seeking to maintain business continuity. We face various cybersecurity and other operational risks related to our business on a day to day basis, which may be heightened by COVID-19. We rely heavily on financial, accounting, communication, and other information technology systems, including, without limitation, cloud based storage systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may experience a disruption as a result of COVID-19 or increased cybersecurity threats. If we were unable to timely and successfully recover from such a disruption, our business could be materially impacted and such a disruption could cause material financial loss, regulatory actions, reputational harm or legal liability. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. COVID-19 presents a threat to our employees' well-being. While we have implemented a business continuity plan to protect the health of our employees, such plans cannot anticipate all scenarios, and we may experience a potential loss of productivity.
We remain subject to the risks of future pandemics, which could result in challenges to our business that are similar to, or in excess of, those posed by COVID-19.
Our ability to retain working partners and key employees is critical to the success of our business.
Our future success depends to a substantial degree on our ability to retain qualified professionals within our organization, including our working partners. However, we may not be successful in our efforts to retain the required personnel as the market for qualified advisory professionals is extremely competitive. Working partners and other senior professionals have left us in the past and others may do so in the future. Loss of key employees may occur due to perceived opportunity for promotion, compensation levels, work environment, retirement or the pursuit of philanthropic, civic or similar service opportunities, or other individualized reasons, some of which may be beyond our control. Our senior personnel possess substantial experience and expertise and have strong relationships with our advisory clients. As a result, the loss of these professionals could jeopardize our relationships with clients and result in the loss of client engagements. For example, if any of our working partners or other senior professionals, including our executive officers, or groups of professionals, were to join or form a competing firm, some of our current clients could choose to use the services of that competitor rather than our services. There is no guarantee that our compensation and non-competition arrangements with our working partners provide sufficient incentives or protections to prevent our working partners from resigning to compete with our Company or join our competitors. For instance, we are currently the plaintiff in a litigation involving certain former working partners and a former employee as defendants, in which the defendants allegedly entered into a scheme to lift out our entire restructuring group to form a new competing firm that they were secretly forming in breach of their contractual and fiduciary duties to our Company. See “Part I—Item 3. Legal Proceedings” included elsewhere in this Form 10-K. In addition, some of our competitors have more resources than we do, which may allow them to attract some of our existing employees through higher compensation, promotions or otherwise. The departure of a number of working partners or groups of professionals could have a material adverse effect on our business and our profitability.
Our future growth will depend on, among other things, our ability to successfully identify, recruit and develop talent and will require us to commit additional resources.
We have experienced significant growth over the past several years, which may be difficult to sustain at the same rate. In addition, our business involves the delivery of professional services and is largely dependent on the talents and efforts of highly skilled individuals. Accordingly, our future growth will depend on, among other things, our ability to successfully identify and recruit individuals to join our Company. It typically takes time for these professionals to become profitable and effective. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development aimed at developing this new talent. If we are unable to recruit and develop such professionals, we will not be able to implement our growth strategy and our financial results could be materially adversely affected.

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
We regularly evaluate opportunities to acquire other businesses. Unless and until acquisitions of other businesses generate meaningful revenues, the purchase prices or consideration we pay to acquire such businesses could have a material adverse effect on our business, financial condition and results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Additionally, acquisitions may have “earn-out” provisions that could result in large costs after the closing of the acquisition, some or all of which could be dilutive of the holders of our Class A common stock. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from acquisitions. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, including expenses related to any potential acquisition from which we may withdraw; diversion of our management's time, attention, and resources; decreased utilization during the integration process; loss of key acquired personnel; difficulties in integrating diverse corporate cultures; increased costs to improve or integrate personnel and financial, accounting, technology and other systems, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); dilutive issuances of equity securities, including convertible debt securities; the assumption of legal liabilities; amortization of acquired intangible assets; potential write-offs related to the impairment of goodwill and additional conflicts of interest. In addition, our clients may react unfavorably to our acquisition, growth and joint venture strategies, and disagreements between us and any joint-venture partners may negatively impact our business and profitability. If we are unable to successfully manage these risks, we will not be able to implement our growth strategy, which could ultimately materially adversely affect our business, financial condition and results of operations.
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
As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. Financial markets and economic conditions can be negatively impacted by many factors beyond our control, such as the inability to access credit markets, rising interest rates or inflation, pandemic, terrorism, international hostilities, including the recent hostilities between Russia and Ukraine, political uncertainty, uncertainty in U.S. federal fiscal, monetary, tax or regulatory policy and the fiscal, monetary, tax or regulatory policy of foreign governments and the timing and nature of such reform. For example, our revenue is related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our M&A advisory services and increasing price competition among financial services companies seeking such engagements. We may face a similar reduction in demand for our M&A services when the prices of certain commodities, including oil, are suppressed or experience volatility for an extended period of time. In addition, during periods of strong market and economic conditions, the volume and value of recapitalization and restructuring transactions may decrease, thereby reducing demand for our recapitalization and restructuring advisory services and increasing price competition among financial services companies seeking such engagements. Our results of operations could be adversely affected by any such reduction in the volume or value of such advisory transactions. Revenue improvements in our M&A practice in strong economic conditions could be offset in whole or in part by any related revenue declines in our restructuring practice. Further, in the period following an economic downturn, the volume and value of M&A transactions typically take time to recover and lag a recovery in market and economic conditions. These trends are cyclical in nature and subject to periodic reversal.
Furthermore, rapid increases in equity valuations and market volatility can negatively impact M&A activity. Our clients engaging in M&A transactions often rely on access to the credit and/or equity markets to finance such transactions. The uncertain availability of credit and the volatility of equity markets can adversely affect the size, volume, timing and ability of our clients to successfully complete M&A transactions and adversely affect our advisory business. Market volatility also affects our clients' ability and willingness to engage in stock-for-stock transactions.
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
Our revenue in any given period is dependent on the number of fee-paying clients in such period. For the year ended December 31, 2021, we earned revenues from 232 advisory clients, 142 of which generated fees equal to or greater than $1.0 million. For the year ended December 31, 2020 we earned revenues from 175 advisory clients, 99 of which generated fees equal to or greater than $1.0 million. For the year ended December 31, 2019, we earned revenues from 179 advisory clients, 100 of which generated fees equal to or greater than $1.0 million. We may lose clients as a result of the sale or merger of a client, a change in a client's senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results for such period. There was no individual client that accounted for more than 10% of aggregate revenues for the years ended December 31, 2021, 2020, and 2019.

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
For the years ended December 31, 2020 and 2019, we recorded operating losses of $14.6 million and $155.1 million, respectively. These operating losses were largely due to amortization of the equity-based compensation awards granted by Professional Partners, which have no economic impact on PWP or PWP OpCo. The vesting of equity awards granted in connection with the Business Combination have been and will be recorded as equity-based compensation expense at PWP OpCo for U.S. GAAP accounting purposes. Although we did not record an operating loss for the year ended December 31, 2021, we need to continue to compensate personnel competitively in order to continue building our business and as a result, we may again experience operating losses in future periods.
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
Because in many cases revenues are not recognized until the successful consummation of the underlying transaction, our revenue is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, we may be engaged by a client in connection with a sale or divestiture, but the transaction may not occur or be consummated because, among other things, anticipated bidders may not materialize, no bidder is prepared to pay our client's price or because our client's business experiences unexpected operating or financial problems. We may be engaged by a client in connection with an acquisition, but the transaction may not occur or be consummated for a number of reasons, including because our client may not be the winning bidder, failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target's business experiences unexpected operating or financial problems. Additionally, a client may not receive bids acceptable to it in connection with a restructuring transaction or may not be able to restructure its operations or indebtedness due to a failure to reach an agreement with its principal creditors or the court. In such circumstances, we often do not receive advisory fees, despite having devoted considerable resources to these transactions.

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
We face the risk that our clients may not have the financial resources to pay our agreed-upon advisory fees, including in the bankruptcy or insolvency context. Further, our clients include companies that have had and may from time to time encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a number of our clients who, in the aggregate, owe us substantial accounts receivable could have a material adverse effect on our business, financial condition and results of operations. In addition, if a client declares bankruptcy after paying us certain invoices, courts may determine that we are not properly entitled to those payments and may require repayment of some or all of the amounts we received, which could adversely affect our business, financial condition and results of operations. Further, some fees earned from certain activities in our restructuring business are subject to approval by the U.S. Bankruptcy Courts and other interested parties which have the ability to challenge the payment of such fees. Fees earned and reflected in our revenue may from time to time be subject to successful challenges, which could result in a reduction of revenue. Certain clients may, due to changes in senior personnel, ownership or otherwise, also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees. Such actions may require considerable financial and personnel resources and may result in negative public relations due to the public nature of legal action. Ultimately, there is no guaranty that such legal action could be successful.
If the number of debt defaults, bankruptcies or other factors affecting demand for our recapitalization and restructuring advisory services declines, our recapitalization and restructuring business could suffer.
We provide various financial recapitalization and restructuring and related advice to companies in financial distress or to their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing recapitalization and restructuring advisory services entails the risk that the transaction will be unsuccessful or take considerable time and can be subject to a bankruptcy court's authority to disallow or discount our fees in certain circumstances, including after payment of our fees. If the number of debt defaults, bankruptcies or other factors affecting demand for our recapitalization and restructuring advisory services declines, our business could be adversely affected.
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

In addition, we frequently come into possession of material non-public information and other confidential information in connection with our advisory engagements, and our possession of a client's material non-public information could place restrictions on our other operations or engagements. It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction, litigation or regulatory enforcement actions, or result in a client terminating our engagement. Appropriately identifying and managing actual or perceived conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation which could materially adversely affect our business in a number of ways, including as a result of a reluctance of some potential clients and counterparties to do business with us. Policies, controls and procedures that we implement or may be required to implement to address additional regulatory requirements, including as a result of additional foreign jurisdictions in which we operate, or to mitigate actual or potential conflicts of interest, may result in increased costs; including for additional personnel and infrastructure and information technology improvements; limit our activities; and reduce the positive synergies that we seek to cultivate across our businesses. Conflicts may also arise if our advisory business has access to material non-public information that may not be shared with our equity research business or vice versa.
Employee misconduct, which is difficult to detect and deter, and other labor-related issues could harm us by impairing our ability to attract and retain clients and by subjecting us to legal liability and reputational harm.
There have been a number of highly-publicized cases involving fraud, insider trading or other misconduct by employees in the financial services industry, and there is a risk that our employees could engage in misconduct that would adversely affect our business. For example, our business often requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to legal sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee's failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and/or personnel and in turn materially adversely affect our business. Furthermore, as we continue to increase the size of our workforce, the risk of potential employment-related claims will also increase. As such, we may be subject to legal proceedings related to employment matters including, but not limited to, discrimination, harassment (sexual or otherwise), wrongful termination and local, state or federal labor law violations. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. If our employees engage in misconduct or fail to follow appropriate security measures, our business could be materially adversely affected.
The U.S. Department of Justice and the SEC continue to devote significant resources to the enforcement of the FCPA. In addition, the UK and other jurisdictions have significantly expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures that we believe are reasonably designed to ensure compliance by us and our personnel with the applicable laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption laws could subject us to, among other things, reputational damage, regulatory enforcement, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and/or a general loss of client or investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our securities. For further detail regarding the FCPA and other regulations that we are subject to, see “Part I—Item 1. Business—Regulation.”

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
Our competitors include large financial institutions, many of which have far greater financial and other resources than we do and, unlike us, have the ability to offer a wider range of products, from loans, deposit taking and insurance to brokerage and trading, and employ more key professionals to serve their clients' needs and develop client relationships, which may enhance their competitive position. They also regularly support investment banking, including financial advisory services, with commercial lending and other financial services and products we do not offer in an effort to gain market share, which puts us at a competitive disadvantage and could result in pricing pressures or loss of opportunities, which could materially adversely affect our revenue and profitability. These larger and better capitalized competitors may also be better able to respond to changes in the financial services industry. In addition, we may be at a competitive disadvantage with regard to certain of our competitors who are able to and often do, provide financing or market-making services that are often a crucial component of the types of transactions on which we advise.
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
Goodwill and other intangible assets represent a significant portion of our assets, and totaled $66.7 million and $73.3 million as of December 31, 2021 and 2020, respectively. Goodwill is the excess of the fair value of consideration transferred over the fair value of identifiable net assets, including other intangibles, acquired at the time of an acquisition. We review goodwill and other intangible assets at least annually for impairment. We may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, or operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. Annual impairment reviews of indefinite-lived intangible assets, any future impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. The valuation of the reporting unit requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting unit, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, our goodwill and indefinite-lived intangible assets may be impaired in future periods.
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

Restrictions in the Credit Agreement (as defined below) governing our Revolving Credit Facility (as defined below) or the credit agreement governing any replacement credit facility may impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests.
On December 11, 2018, Perella Weinberg Partners Group LP (“PWP Group”), a wholly owned subsidiary of PWP OpCo, entered into a revolving credit facility (the “Revolving Credit Facility”) with Cadence Bank, N.A. (“Cadence Bank”) in order to pay in full the outstanding credit agreement with Cadence Bank, dated November 30, 2016 (as amended and restated on December 11, 2018, the “Credit Agreement”), through which the Company borrowed an aggregate of $50.0 million, plus outstanding interest, fees and expenses related thereto and provide for the future working capital needs and other general corporate purposes of PWP Group and its subsidiaries. The Revolving Credit Facility, as amended in connection with the Closing, provides for a $50.0 million unsecured revolving credit facility that matures on July 1, 2025, and contains a number of significant covenants that, among other things, require PWP OpCo and certain of its subsidiaries (the “Loan Parties”) to maintain (on a consolidated basis) minimum liquidity levels, a minimum debt service coverage ratio and a maximum leverage ratio and restrict the ability of the Loan Parties to:
•incur liens;
•dispose of assets;
•incur additional indebtedness;
•make certain restricted payments;
•engage in business mergers or consolidations; and
•engage in certain transactions with subsidiaries and affiliates.
These restrictions (and similar restrictions under any replacement credit facility) could impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. The ability of the Loan Parties to comply with these financial ratios and covenants may be affected by events beyond our control. A breach of the provisions of the Revolving Credit Facility (or any replacement credit facility) or the inability of any Loan Party to comply with the required financial ratios or covenants included therein could result in a default thereunder. In the event of any such default, the administrative agent under the Revolving Credit Facility (or any replacement credit facility) could elect to:
•declare the commitments of all of the lenders under the Revolving Credit Facility (or any replacement credit facility) to be terminated; and
•declare all outstanding debt, accrued interest and fees to be due and immediately payable.
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
Our business is subject to various U.S. and international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees, agents or other related parties could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances it may not be economical to defend against such matters and/or our legal strategy may not ultimately result in us prevailing in a matter. Such events could lead to an adverse impact on our financial condition or results of operations.

Our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and affected third parties, including shareholders of our clients who could bring securities class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services companies have been increasing, including claims for aiding and abetting client misconduct. Litigation alleging that we performed below our agreed standard of care or breached any other obligations to a client or other parties could expose us to significant legal liabilities, and, regardless of outcome, could be very costly, could distract our management and could damage our reputation. For example, we are currently involved in litigation with certain former working limited partners whose tenure was terminated prior to November 1, 2020 (“Legacy Partners”) and a former employee regarding claims of breach of contract. For further information, see “Part I—Item 3. Legal Proceedings” included elsewhere in this Form 10-K. Moreover, judicial scrutiny and criticism of investment banker performance and activities has increased, creating risk that our services in a litigated transaction could be criticized by a court. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.
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
Our management had not previously managed our advisory business as a separate public company prior to the Business Combination.
The individuals who now constitute our management had not previously managed our advisory business as a separate publicly traded company prior to the Business Combination. Compliance with public company requirements places significant additional demands on our management and requires us to enhance our investor relations, legal, financial reporting and corporate communications functions. These additional efforts may strain our resources and divert management's attention from other business concerns, which could adversely affect our business and profitability.
In addition, on February 28, 2019, we consummated the PWP Separation, separating our advisory business from the rest of the business of PWP OpCo. These two businesses have historically utilized common senior management and certain operational structures, including facilities and technology platforms as well as certain legal, compliance, human resources, finance, accounting, marketing and other support personnel and senior management oversight. The process of separating these businesses, and of operating our advisory business on a stand-alone basis, may result in increased costs and inefficiencies and other impediments to the regular operations of our business, the occurrence of any of which could adversely affect our business and profitability.

Our business is subject to various cybersecurity and other operational risks.
We face various cybersecurity and other operational risks related to our business on a day-to-day basis. We rely heavily on financial, accounting, communication and other information technology systems and the people who operate them. These systems, including the systems of third parties on whom we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our or such third parties' network security systems or otherwise, including for reasons beyond our control. Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients, alliance partners and vendors. We may be subject to attempted security breaches and cyber-attacks and a successful breach could lead to shutdowns or disruptions of our systems or third-party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our system or the third party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses and the mounting of cyber-attacks and other means and could originate from a wide variety of sources, including employees, contractors, foreign governments and other unknown third parties outside the Company. If our or the third-party systems on which we rely are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee's failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and in turn materially adversely affect our business. The increased use of mobile technologies can heighten these and other operational risks. There can be no assurance that we or the third parties on whom we rely will be able to anticipate, detect or implement effective preventative measures against frequently changing cyber threats.
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
For the years ended December 31, 2021, 2020 and 2019, we earned approximately 17.7%, 25.4% and 16.3%, respectively, of our revenues from our international operations. We intend to grow our non-U.S. business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. Our international operations carry special financial and business risks, which could include the following:
•greater difficulties in managing and staffing foreign operations;
•language barriers and cultural differences, including the need to adopt different business practices in different geographic areas;
•fluctuations in foreign currency exchange rates that could adversely affect our results;
•unexpected, additional and/or costly changes in trading policies, regulatory requirements, tariffs and other barriers;
•restrictions on travel;
•longer transaction cycles;
•higher operating costs;
•local labor conditions and regulations;
•adverse consequences or restrictions on the repatriation of earnings;
•potentially adverse tax consequences, such as trapped foreign losses or profits;
•potentially less stable political and economic environments;
•terrorism, international hostilities, war and other civil disturbances or other catastrophic events that reduce business activity;
•different fee structures for our advisory services; and
•difficulty collecting fees.
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
Our ability to grow our advisory business depends in part on our ability to open or acquire new offices, expand internationally and hire new Limited Partners and other senior professionals for these offices. We may not be successful in any efforts to open new offices, expand internationally or hire new Limited Partners and other senior professionals for these offices. The costs of opening a new office, expanding internationally and hiring the necessary personnel to staff any such office are substantial. If we are not successful in these efforts, we may not be able to recover our investments or our substantial cost outlays, and new international operations may not achieve profitability. To the extent that we pursue business opportunities in certain markets outside the United States, such as our business operations in the European Union (the “E.U.”), U.K., Canada, France and Germany, we will be subject to political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, inflation controls, licensing requirements and other restrictive governmental actions, as well as the outbreak of hostilities.
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
We currently generate substantially all of our revenue from advisory engagements. However, we may grow our business by entering into new lines of business. Moreover, we currently derive a small portion of revenue through equity research, underwriting and trading services conducted through TPH. To the extent we enter into new lines of business or increase our focus on existing lines of business other than our advisory engagements, we will face numerous risks and uncertainties, including risks associated with actual or perceived conflicts of interest because we would no longer be limited to the advisory business, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources, diversion of management’s time and attention and the loss of clients due to the perception that we are no longer focusing on our business.
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

In addition, PFAC is a SPAC that is related to us, and is sponsored by us, our partners, employees and other investors who have a relationship with us. If PFAC, or any other SPAC that is related to us or is sponsored by us, our partners, employees and other investors, engages in poor business practices or experiences adverse results, we could suffer reputational harm that could adversely affect our revenue and our business prospects. Furthermore, PWP's relationship to SPACs could lead to actual or perceived conflicts of interest with existing or potential clients of our advisory business, which could affect our ability to obtain certain client engagements and have an adverse effect on our business, financial condition and results of operations.
We may in the future also invest in companies, including our clients, or enter into new lines of business, including alongside our clients, employees, officers and directors. To the extent that we enter into new business lines or we make such investments, we may cover costs and expenses, including with respect to broken deals. In addition, there can be no assurances that such investments will be successful or that we will not lose the entire amount of our investment.
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
Because our financial statements are denominated in U.S. dollars and we receive a portion of our net revenue in other currencies (including the Euro, pound sterling and Canadian dollars), we are exposed to fluctuations in foreign currencies. During the years ended December 31, 2021 and 2020, 14.5% and 21.5%, respectively, of revenue was denominated in currencies other than the U.S. dollar. In addition, we pay certain of our expenses in such currencies. Fluctuations in foreign currency exchange rates can be unpredictable and may lead to losses in net cash. An appreciation or depreciation of any of these currencies relative to the U.S. dollar could result in an adverse or beneficial impact, respectively, to our financial results. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise.
The exit by the U.K. from the E.U. could adversely impact our business, operations and financial condition.
We have a presence in the U.K. and certain E.U. countries, including France and Germany. On January 31, 2020, the U.K. withdrew from the E.U., commonly referred to as “Brexit.” The U.K. remained in the E.U.'s customs union and single market for a transition period that expired on December 31, 2020. The U.K. and the E.U. agreed to a Trade and Cooperation Agreement on December 24, 2020 (the “TCA”), which was applied on a provisional basis from January 1, 2021 and entered into full force on May 1, 2021, following formal approval by the U.K. and the E.U.
While the TCA regulates a number of important areas, significant parts of the U.K. economy are not addressed in detail by the TCA, including in particular the services sector, which represents the largest component of the U.K.'s economy. A number of issues, particularly in relation to the financial services sector, remain to be resolved through further bilateral negotiations. As a result, the new relationship between the U.K. and the E.U. could in the short-term, and possibly for longer, cause disruptions to and create uncertainty in the economy, which could in turn result in reduced corporate transactional activity that would negatively impact our business. In addition, there could be an adverse impact on the ability of our London office personnel to operate within the E.U. A failure to agree a sustainable and practical financial services regulatory relationship between the U.K. and the E.U., whether on the basis of equivalence, mutual recognition or otherwise, could harm our business, financial condition and results of operations.

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
The phasing out of LIBOR may adversely affect the value of our outstanding debt instruments.
National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices known as “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, in 2021, the FCA announced the future cessation or loss of representativeness of the U.S. dollar LIBOR tenors. At the end of 2021, the ICE Benchmark Administration, the administrator of LIBOR, ceased the publication of all settings of non-U.S. dollar LIBOR and the one-week and two-month U.S. dollar LIBOR settings, with the publication of the remaining U.S. dollar LIBOR settings being discontinued after June 30, 2023. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, has recommended replacing U.S. dollar LIBOR with a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities ("SOFR"). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members.
While we continue to monitor market developments to assess replacement rate options, the consequences of these developments, with respect to LIBOR cannot be entirely predicted and may result in the level of interest payments on the portion of our indebtedness that bears interest at variable rates to be affected, which may adversely impact the amount of our interest payments under such debt. Uncertainty as to the nature of such developments may materially adversely affect the trading market for securities linked to related benchmarks.
Our ability to successfully operate our business will depend largely upon the efforts of certain key personnel, including the key personnel of PWP. The loss of such key personnel could adversely affect the operations and profitability of our business.
Our ability to successfully operate our business will depend upon the efforts of certain key personnel, including key personnel of PWP. The unexpected loss of key personnel may adversely affect our operations and profitability. In addition, our future success depends in part on our ability to identify and retain key personnel to succeed senior management. Furthermore, while we have closely scrutinized the skills, abilities and qualifications of the key personnel, our assessment may not prove to be correct. If such personnel do not possess the skills, qualifications or abilities we expect or those necessary to manage a public company, the operations and profitability of our business may be negatively impacted.

The historical consolidated financial information for periods prior to the Business Combination on June 24, 2021 in our filings is not representative of the results we would have achieved as a stand-alone public company and may not permit you to predict our future results.
The historical consolidated financial information for periods prior to the Business Combination on June 24, 2021 in our filings does not reflect the financial condition, results of operations or cash flows that we would have achieved as a stand-alone public company during the periods presented or those we will achieve in the future as a result of (i) the expense allocations for certain support functions that are provided on a centralized basis within PWP OpCo prior to the PWP Separation, such as expenses for business technology, facilities, legal, finance, human resources and business development, which are reflected in PWP's historical consolidated financials and may be higher or lower than the comparable expenses that it would have actually incurred, or will incur in the future, as a stand-alone company and (ii) the added costs we expect to incur as a public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act. As a result of these matters, among others, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.
Risks Related to Regulation
Extensive and evolving regulation of our business and the business of our clients exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and may result in limitations on the manner in which our business is conducted.
As a participant in the financial services industry, we are subject to extensive regulation in the United States and internationally, including regulatory capital and other requirements imposed on our two SEC-registered broker-dealers, Perella Weinberg Partners LP and TPH Securities. We are subject to regulatory restrictions and requirements imposed by applicable statutes, regulations and policies in the jurisdictions in which we operate. U.S. and non-U.S. government agencies and self-regulatory organizations, including FINRA and U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to us and conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer from registration or membership. See “Part I—Item 1. Business—Regulation.”
The statutes, regulations and policies to which we are subject may change at any time. Extensive legislation and implementing regulation affecting the financial services industry continue to be adopted in regions that directly or indirectly affect our business, including the United States, the U.K., the E.U., Canada, France and Germany, and the manner in which those laws and related regulations are applied to our operations is still evolving. For example, in the United States, several states and municipalities, including, but not limited to, California, Illinois, New York State and New York City have adopted “pay-to-play” rules, which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain engagements of our advisory business. There are also examples of changes to legislation in non-U.S. jurisdictions that directly or indirectly affect our business. For instance, in the U.K. and E.U., there are extensive changes to the prudential framework applicable to investment firms which are likely to impact the way in which we remunerate staff, including by imposing malus and clawback requirements on variable remuneration, that may impair our ability to attract and retain talent. Any legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations, as well as any deficiencies in our compliance with such legislation and regulation, could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging or otherwise adversely affect our businesses.

Our ability to conduct business and our operating results may also be adversely affected as a result of any new requirements imposed by, or changes in, the interpretation or enforcement of existing laws and rules by the SEC, FINRA, the FCA, the Canadian Securities Regulators, IIROC, the Autorité de contrôle prudentiel et de resolution (“ACPR”) or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate financial services firms or supervise financial markets. In addition, some of our clients or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions affecting their dealings with us. Accordingly, we may incur significant costs, including compliance costs, to comply with U.S. and international applicable statutory, regulatory and other requirements, and such expenses, including legal fees and fees paid to the SEC, FINRA, the FCA, the Canadian Securities Regulators, IIROC, ACPR and other U.S. or foreign governmental regulatory authorities or self-regulatory organizations, have increased in recent years and may continue to increase. For instance, in order to comply with such requirements, we maintain an internal team that works full-time to develop and implement regulatory compliance policies and procedures, monitor business activities to ensure compliance with such policies and procedures and reports to senior management. This team also uses various software tracking and reporting systems and confers regularly with internal and outside legal counsel in the performance of its responsibilities. The need to continuously adjust our operations to, and ensure compliance with, a changing regulatory environment may result in further increases in compliance and other operating costs, which may negatively affect our business.
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
Since we operate our business both in the United States and internationally, we are subject to many distinct broker dealer, employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. In addition, the data privacy and security framework of the E.U., the GDPR, took effect on May 25, 2018. As we engage in significant business in Europe, we are subject to the GDPR's requirements. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses or favoring or requiring local ownership.

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
Risks Related to our Organizational Structure
Our only material assets are our partnership interests in PWP OpCo and our equity interest in the general partner of PWP OpCo, PWP GP, and we are accordingly dependent upon distributions from PWP OpCo to pay dividends, taxes, make payments under the TRA (as defined below) and pay other expenses.
We are a holding company, and our only material assets are our partnership interests in PWP OpCo and our equity interest in PWP GP, the general partner of PWP OpCo. We have no independent means of generating revenue. We are accordingly dependent upon, and intend to cause PWP OpCo to make, distributions to our partners in an amount sufficient to cover all applicable taxes payable, other expenses, payments under the TRA, Professional Partners' indemnification claims with respect to the advisory business and dividends, if any, declared by us.
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
Deterioration in the financial condition, earnings or cash flow of PWP OpCo and its subsidiaries for any reason could limit or impair its ability to pay such distributions. PWP OpCo's ability to make distributions to us will be dependent on our subsidiaries' ability to pay dividends to it. Certain of its subsidiaries are SEC-registered broker-dealers and subject to regulatory capital requirements, which may restrict their ability to make distributions unless specified levels of regulatory capital are maintained. To the extent that we require funds and PWP OpCo is restricted from making such distributions under applicable law or regulation or under the terms of financing arrangements, or is otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected. See “Part I—Item 1. Business—Regulation.”
We are required to pay our ILPs (as defined below) and/or Limited Partners for certain tax benefits we may claim as a result of the tax basis step-up we received in connection with the Business Combination and related transactions and that we may receive in connection with subsequent exchanges of PWP OpCo Class A partnership units for cash or our Class A common stock. In certain circumstances, payments under the TRA (as defined herein) may be accelerated and/or significantly exceed the actual tax benefits we realize.
Our acquisition of PWP OpCo Class A partnership units in connection with the Business Combination or pursuant to future exchanges of PWP OpCo Class A partnership units for shares of our Class A common stock or cash, and certain other transactions, are expected to result in increases in the tax basis of the assets of PWP OpCo and other deductions that otherwise would not have been available to us. Such increases in tax basis and other deductions are expected to reduce the amount of cash tax that we would otherwise have to pay in the future due to increases in depreciation and amortization deductions (for tax purposes). These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets of PWP OpCo to the extent the increased tax basis is allocated to those assets. The IRS may challenge all or part of these tax basis increases, and a court could sustain such a challenge.

At the Closing, we entered into a tax receivable agreement (the “TRA” or “Tax Receivable Agreement”) with PWP OpCo, Professional Partners and certain other persons party thereto. The TRA generally provides for payment by us to Investor Limited Partners (the “ILPs” or “ILP”) and certain Partners (as defined therein) (the “TRA Parties” and individually, a “TRA Party”) of 85% of the cash tax savings, if any, in U.S. federal, state, local and foreign income taxes and related interest realized (or deemed realized) in periods after the Closing as a result of (a) the Business Combination and related transactions, (b) exchanges of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (c) payments made under the TRA. We expect to retain the benefit of the remaining 15% of these cash tax savings. While the actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, future tax rates and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of PWP OpCo attributable to our prior and future acquisition of interests in PWP OpCo, during the expected term of the TRA, the payments that we may make under the TRA could be substantial.
The payment obligation under the TRA is our obligation and not an obligation of PWP OpCo. In addition, although we are not aware of any issue that would cause the IRS to challenge a tax basis increase or other benefits, the relevant ILPs and/or Limited Partners will not reimburse us for any payments that may previously have been made under the TRA if such basis increases or other benefits are subsequently disallowed, although excess payments made to any ILP and/or Limited Partner may be netted against payments otherwise to be made, if any, to the relevant party after our determination of such excess. As a result, in certain circumstances we could make payments to the relevant ILPs and/or Limited Partners under the TRA in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase or other benefits, and the payments to be made under the TRA, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.
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
Furthermore, upon a material breach of our obligations under the TRA that is not cured within the time period specified by the TRA or if, at any time, we elect an early termination of the TRA, we shall pay to each ILP and/or Limited Partner the present value, discounted at LIBOR (or a replacement agreed rate) plus 300 basis points as of such date, of all tax benefit payments due to such partner as of either the date of delivery of the early termination notice, in the case of an early termination, or as of the date of such breach, in the case of a material breach. The calculation of payments in such circumstances would also be based on certain assumptions, including, in addition to those described above with respect to a change of control, that federal, state, local, and foreign income tax rates will remain the same as those specified for such taxable year by the Internal Revenue Code of 1986, as amended (the “Code”), and other laws on the date of such breach or the early termination payment, that any non-amortizable assets shall be deemed disposed of within 15 years of the earlier of the basis adjustment for such asset or the date of breach or delivery of the early termination notice, and that any PWP OpCo Class A partnership units that have not been exchanged will be deemed exchanged for the market value of our Class A common stock at the time of termination or material breach. Consequently, it is possible, in the case of a change of control, early termination, or material breach, that the actual cash tax savings realized by us may be significantly less than the corresponding TRA payments.

PWP OpCo may make distributions of cash to us substantially in excess of the amounts we use to make distributions to our shareholders and to pay our expenses (including our taxes and payments under the TRA). To the extent we do not distribute such excess cash as dividends on our Class A common stock, the holders of PWP OpCo Class A partnership units would benefit from any value attributable to such cash as a result of their ownership of our Class A common stock upon a redemption or exchange of their PWP OpCo Class A partnership units.
Under the amended and restated agreement of limited partnership of PWP OpCo (the “PWP OpCo LPA”), we have the right (through our control of PWP GP, the general partner of PWP OpCo), subject to applicable law, to determine when distributions will be made to the partners of PWP OpCo and the amount of any such distributions. If we authorize a distribution, such distribution will be made to the partners of PWP OpCo pro rata in accordance with their respective ownership of partnership units. In accordance with the PWP OpCo LPA, we intend to use best efforts to cause PWP OpCo to make sufficient cash distributions to the holders of partnership units of PWP OpCo to fund their tax obligations in respect of the income of PWP OpCo that is allocated to them.
If we accumulate cash received as distributions from PWP OpCo in excess of the amounts that we need to pay any cash dividends declared by our board of directors, taxes and other expenses (including payments under the TRA), neither our organizational documents nor the PWP OpCo LPA will require us to distribute such excess cash to our stockholders. Our board of directors may, in its sole discretion, choose to use such excess cash for any purpose, including (i) to make additional distributions to the holders of our Class A common stock, (ii) to acquire additional newly-issued PWP OpCo Class A partnership units, and/or (iii) to repurchase outstanding shares of our Class A common stock. Unless and until our board of directors chooses, in its sole discretion, to make a distribution to our stockholders, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of PWP OpCo Class A partnership units for shares of our Class A common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our shareholders, in each case, to the extent such cash was received pursuant to a pro rata distribution by PWP OpCo. To the extent we do not distribute such cash as dividends on our Class A common stock or otherwise use such cash as described and instead, for example, hold such cash balances or lend them to PWP OpCo, this may result in shares of our Class A common stock increasing in value relative to the PWP OpCo Class A partnership units. The holders of PWP OpCo Units may benefit from any value attributable to such cash balances or loans to PWP OpCo if they acquire shares of our Class A common stock in exchange for their Class A partnership units or if we acquire additional PWP OpCo Class A partnership units (whether from PWP OpCo or from holders of PWP OpCo Class A partnership units) at a price based on the market price of shares of our Class A common stock at the time.
If Perella Weinberg Partners were deemed an “investment company” under the Investment Company Act of 1940 as a result of its ownership of PWP OpCo, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
If Perella Weinberg Partners were to cease participation in the management of PWP OpCo, its interests in PWP OpCo could be deemed an “investment security” for purposes of the Investment Company Act of 1940 (the “1940 Act”). Generally, a person is deemed to be an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. Perella Weinberg Partners has nominal assets and has partnership interests in PWP OpCo and our equity interest in the general partner of PWP OpCo, PWP GP. A determination that this interest was an investment security could result in Perella Weinberg Partners being an investment company under the 1940 Act and becoming subject to the registration and other requirements of the 1940 Act. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and have a material adverse effect on our business and the price of our securities.

PWP OpCo and PWP Capital have entered into various arrangements, including a master separation agreement, which contain cross-indemnification obligations of us and PWP Capital.
The master separation agreement that we entered into with PWP Capital, which holds the former asset management business of PWP OpCo prior to the PWP Separation, provides, among other things, that PWP Capital generally will indemnify us for losses that we incur relating to, arising out of or resulting from the business of PWP Capital and any payments with respect to joint liabilities to the extent they exceed 81.304% of such joint liabilities. In addition, we generally will indemnify PWP Capital for losses that PWP Capital incurs relating to our business and any payments with respect to joint liabilities to the extent they exceed 18.696% of such joint liabilities. We may not be able to recover any or all of the amount of any indemnified losses from PWP Capital should it be financially unable to perform under its indemnification obligations. In addition, we may be required to make substantial payments under our indemnity obligations to PWP Capital, which could materially adversely affect our results of operations and the price of our securities.
Our Restated Certificate of Incorporation could prevent us from benefiting from corporate opportunities that might have otherwise been available to us.
Our Restated Certificate of Incorporation, which is subject to the terms and provisions of the Stockholders Agreement (as defined below), contains provisions related to corporate opportunities that may be of interest to us and our subsidiaries and Perella Weinberg Partners LLC (“Professionals GP”) and Professional Partners and their respective subsidiaries. It provides that Professional Partners and its subsidiaries, Professionals GP and its subsidiaries, FinTech Masala Advisors, LLC and FinTech Investor Holdings IV, LLC (together, the “Sponsor”) and any of their respective affiliates (excluding us or any of our subsidiaries) (collectively, the “PWP Partner Group”) and their respective affiliates will not have any duty (fiduciary or otherwise) to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business as us or any of our subsidiaries or PWP OpCo or any of its subsidiaries and in the event that the PWP Partner Group acquires knowledge of a potential transaction or matter which may be a corporate opportunity for us or any of our subsidiaries or PWP OpCo or any of its subsidiaries and the PWP Partner Group or any of their respective affiliates, none of us or any of our subsidiaries or PWP OpCo or any of its subsidiaries shall have any expectancy in such corporate opportunity and the PWP Partner Group shall not have any duty to communicate or offer such corporate opportunity to us or any of our subsidiaries or PWP OpCo or any of its subsidiaries and may pursue such corporate opportunities for themselves or direct such corporate opportunity to another person, including one of their affiliates, in each case, to the fullest extent permitted by law. Furthermore, to the fullest extent permitted by law, in the event that any of our directors or officers or a director or officer of any or our subsidiaries, PWP OpCo or any of its subsidiaries who is also a partner, principal, director, officer, member, manager, employee, consultant, independent contractor and/or other service provider of any of the PWP Partner Group acquires knowledge of a potential transaction or matter which may be a corporate opportunity for us or any of our subsidiaries or PWP OpCo or any of its subsidiaries and the PWP Partner Group or any of their respective affiliates, none of us or any of our subsidiaries or PWP OpCo or any of its subsidiaries shall have any expectancy in such corporate opportunity unless such corporate opportunity has expressly been offered to such person in his or her capacity as our director or officer in which case such opportunity shall belong to us. By becoming our stockholder, you will be deemed to have notice of and have consented to these provisions of our Restated Certificate of Incorporation.

If PWP OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and PWP OpCo could be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the TRA even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.
We intend to operate such that PWP OpCo is treated as a partnership for U.S. federal income tax purposes and does not become a publicly traded partnership taxable as a corporation. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of PWP OpCo Class A partnership units pursuant to the PWP OpCo LPA or other transfers of PWP OpCo units could cause PWP OpCo to be treated as a corporation. We intend to operate such that transfers of PWP OpCo units will not cause PWP OpCo to be treated as other than a partnership by providing for limitations on the ability of partners to exchange or otherwise transfer PWP OpCo units and providing our board of directors and the board of directors of PWP GP with certain rights to further limit exchanges or other transfers of PWP OpCo units as necessary to maintain the partnership status of PWP OpCo. However, there can be no assurance that this treatment will be respected.
If PWP OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies could result for us and PWP OpCo, including as a result of our inability to file a consolidated U.S. federal income tax return with PWP OpCo. In addition, we may not be able to realize tax benefits covered under the TRA and would not be able to recover any of our previously made payments under the TRA, even if the corresponding tax benefits (including any claimed increase in the tax basis of PWP OpCo's assets) were subsequently determined to have been unavailable.
The use of certain of our licensed trademarks by PWP Capital and its subsidiaries may expose us to reputational harm that could adversely affect our business should they take actions that damage the brand name.
We have licensed to PWP Capital and its subsidiaries the use of certain trademarks owned by us and our subsidiaries for use in connection with its asset management business that were in use by the PWP Capital business prior to the PWP Separation. As a result, there is a risk of reputational harm to us if PWP Capital and its subsidiaries use such trademarks and engage in poor business practices, experience adverse results or otherwise damage the reputational value of the “Perella Weinberg Partners” or “Tudor, Pickering, Holt & Co.” brand names. These risks could impair our operations, affect our reputation and adversely affect our business.
Our voting control is concentrated among the holders of our Class B-1 common stock. As a result, the market price of our securities may be materially adversely affected by such disparate voting rights.
Professional Partners beneficially owns all of the outstanding shares of our Class B-1 common stock, representing approximately 90.1% of our total voting power, ILPs beneficially own all of the outstanding shares of our Class B-2 common stock, representing approximately less than 0.4% of our total voting power, and holders of Class A common stock own shares of our Class A common stock, representing approximately 9.5% of our total voting power. As long as Professional Partners beneficially owns a majority of our total voting power, it will have the ability, without the consent of the public holders of our Class A common stock, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us.
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

We are controlled by Professional Partners, which is ultimately managed by a committee of Limited Partners that manages Professionals GP, the general partner of Professional Partners. The interests of the Limited Partners who manage Professional Partners may differ from those of our other stockholders. For example, the Limited Partners who manage Professional Partners may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the TRA, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. Professional Partners, which is ultimately managed by a committee of Limited Partners that manages Professionals GP, the general partner of Professional Partners, holds all outstanding shares of Class B-1 common stock and thereby control approximately 90.1% of the voting interest in us as of February 28, 2022. The shares of Class B-1 common stock will entitle Professional Partners to (i) for so long as the condition that Professional Partners or its Limited Partners or its or their respective successors or assigns maintain, directly or indirectly, ownership of PWP OpCo Class A partnership units that represent at least ten percent (10%) of our issued and outstanding Class A common stock (calculated, without duplication, on the basis that all issued and outstanding PWP OpCo Class A partnership units not held by us or our subsidiaries had been exchanged for our Class A common stock) (the “Class B Condition”) is satisfied, 10 votes per share for each share held of record on all matters submitted to a vote of stockholders and (ii) after the Class B Condition ceases to be satisfied, one vote per share for each share held of record on all matters submitted to a vote of stockholders. In addition, we are party to the Stockholders Agreement with Professional Partners, pursuant to which, for so long as the Class B Condition is satisfied, Professional Partners will have certain approval rights over certain transactions, including the right to designate a number of nominees to our board of directors equal to a majority thereof. For so long as the Class B Condition is no longer satisfied and the condition that Professional Partners or its Limited Partners as of the date of Closing or its or their respective successors or assigns maintain, directly or indirectly, ownership of PWP OpCo Class A partnership units that represent at least five percent (5%) of our issued and outstanding Class A common stock (calculated, without duplication, on the basis that all issued and outstanding PWP OpCo Class A partnership units not held by us or our subsidiaries had been exchanged for our Class A common stock) (the “Secondary Class B Condition”) is satisfied, Professional Partners will have the right to designate a number of directors (rounded up to the nearest whole number) equal to one third of our board of directors. As a result, because the Limited Partners who manage Professional Partners have a majority of the voting power in us through their control of Professional Partners, and our Restated Certificate of Incorporation does not provide for cumulative voting, they will have the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of our Class A common stock or other securities, and the declaration and payment of dividends. The Limited Partners who manage Professional Partners are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The voting power of the Limited Partners who manage Professional Partners could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of us and might ultimately affect the market price of our Class A common stock. As a result of the control exercised by the Limited Partners who manage Professional Partners over us, none of our agreements with them have been negotiated on “arm’s length” terms. We cannot assure you that we would not have received more favorable terms from an unaffiliated party.
Risks Related to Our Securities
We may be unable to satisfy Nasdaq listing requirements in the future and the Nasdaq may delist our securities from trading on its exchange, which could limit investors' ability to effect transactions in our securities and subject us to additional trading restrictions.
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

If we are delisted, there could be significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•a limited amount of news and analyst coverage for the combined company; and
•a decreased ability to obtain capital or pursue acquisitions by issuing additional equity or convertible securities.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021, the staff of the Securities and Exchange Commission issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by SPACs” (the “SEC Staff Statement”). The SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Staff Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants, which were initially issued by FTIV in connection with its initial public offering (“IPO”). In response to the SEC Staff Statement, FTIV reevaluated the accounting treatment of the Public Warrants (as defined below) and Private Placement Warrants (as defined below), and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on the Company’s Consolidated Statements of Financial Condition as of December 31, 2021 included elsewhere in this Form 10-K are derivative liabilities related to embedded features contained within the warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize noncash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
If our performance does not meet market expectations, the price of our securities may decline.
If our performance does not meet market expectations, the price of our securities may decline.
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
Factors affecting the trading price of our common stock may include:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market's expectations about our operating results;
•our operating results failing to meet market expectations in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the online automobile sales industry and market in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;

•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale;
•any significant change in our board or management;
•sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, international hostilities and acts of war or terrorism.
Broad market and industry factors may depress the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in our market or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
At any time in the future, the Public Warrants may not be in the money, and they may expire worthless.
The exercise price for our warrants is $11.50 per share. There can be no assurance that the Public Warrants will be in the money prior to their expiration and, as such, the warrants may expire worthless.
The terms of our warrants may be amended in a manner that may be adverse to the holders. The warrant agreement with American Stock Transfer & Trust Company, LLC, as warrant agent provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

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
Warrants to purchase our Class A common stock are exercisable, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Outstanding warrants to purchase an aggregate of 7,869,975 shares of our Class A common stock became exercisable September 29, 2021, the one-year anniversary of the IPO in accordance with the terms of the warrant agreement governing those securities. These warrants consist of 7,666,642 warrants originally included in the units issued in the IPO (“Public Warrants”) and 203,333 warrants included in the placement units (“Private Placement Warrants”). Each warrant entitles its holder to purchase one share of our Class A common stock at an exercise price of $11.50 per share and will expire at 5:00 p.m., New York time, five years after the Closing or earlier upon redemption of our Class A common stock or our liquidation. To the extent warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our securities.
Our stockholders may be diluted by the future issuance of common stock, preferred stock or securities convertible or exchangeable into common or preferred stock, in connection with exchanges of PWP OpCo Class A partnership units for shares of Class A common stock, our incentive plans, acquisitions, capital raises or otherwise.
As of February 28, 2022, we had 1,500,000,000 shares of Class A common stock authorized, of which 47,939,793 had been issued. Our Restated Certificate of Incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

Subject to the exchange procedures and restrictions set forth in the PWP OpCo LPA, and any other procedures or restrictions imposed by us, holders of PWP OpCo Class A partnership units (other than Perella Weinberg Partners) may exchange these units for (i) shares of Class A common stock on a one-for-one basis (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications) or (ii) cash from an offering of shares of Class A common stock (based on the net proceeds received by us for such shares in such offering) with the form of consideration determined by us. We have reserved approximately 46.3 million shares of Class A common stock for issuance from time to time in exchange for PWP OpCo Class A partnership units. We may in the future cause PWP OpCo to issue additional PWP OpCo Class A partnership units that would also be exchangeable for shares of Class A common stock. Simultaneously with an exchange by a PWP OpCo unitholder who holds shares of Class B common stock, a number of shares of Class B common stock held by such unitholder equal to the number of PWP OpCo Class A partnership units exchanged by such unitholder will be automatically converted into shares of Class A common stock or cash which will be delivered to the exchanging holder (at Perella Weinberg Partners' option) at a conversion rate of 1:1000 (or 0.001). We have reserved approximately 46,320 shares of Class A common stock for issuance from time to time in respect of conversion of shares of Class B-1 or Class B-2 common stock into Class A common stock.
In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our securities, or both. The amount of cash available per share including for payment of dividends in the future may also decrease. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our securities and dilute their percentage ownership.
Our ability to meet expectations and projections in any research or reports published by securities or industry analysts, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for our securities.
The trading market for our securities is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If we do not receive adequate coverage by securities or industry analysts, our stock price would likely be less than that which we would obtain if we had more coverage and the liquidity, or trading volume of our securities may be limited, making it more difficult for a stockholder to sell shares at an acceptable price or amount. Analyst projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of research analysts covering us. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.

Future sales of our Class A common stock may reduce the market price of our Class A common stock.
In connection with the signing of the Business Combination Agreement, the Sponsor entered into the Sponsor Share Surrender and Share Restriction Agreement, which was amended on May 4, 2021. Pursuant to the Sponsor Share Surrender and Share Restriction Agreement, as amended, the Founder Shares (as defined below) and Placement Shares (as defined below) owned by the Sponsor were subject to transfer restrictions for six months following the closing of the Business Combination and 80% of the Founder Shares held by the Sponsor continue to be subject to transfer restrictions based on certain closing share price thresholds of the Company's Class A common stock for 20 out of any 30 consecutive trading days. On January 7, 2022, the Sponsor distributed 5,456,667 shares of Class A common stock (Founder Shares and Placement Shares) and 203,333 Private Placement Warrants to its members (the "Sponsor Distribution"), after which the Sponsor owns 1,000,000 shares of Class A common stock. The 1,000,000 shares of Class A common stock retained by the Sponsor continue to be subject to transfer restrictions until the $15 Threshold (as defined herein) is met. 1,738,680 of the shares distributed in the Sponsor Distribution remain subject to transfer restrictions until either the $15 Threshold or the $17 Threshold (as defined herein), as applicable, is met.
We amended and restated the existing registration rights agreement with the Sponsor by entering into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with the RRA Parties with respect to the shares of our Class A common stock and certain other equity securities held by the RRA Parties. On July 15, 2021, we filed with the SEC a registration statement (the “Shelf Registration Statement”) pursuant to Rule 415 under the Securities Act registering the resale of certain shares of our Class A common stock and certain of our other equity securities held by the RRA Parties, which Shelf Registration Statement became effective on July 26, 2021.
In connection with our offering of 3,502,033 shares of Class A common stock, which closed on January 21, 2022 (the “January 2022 Offering”), the Sponsor and certain of its affiliated investors entered into lockup agreements covering 3,975,095 shares of Class A common stock and three Private Placement Warrants held by certain affiliates of the Sponsor, and such investors (including 2,067,274 shares subject to transfer restrictions until either the $15 Threshold or the $17 Threshold, as applicable, is met, pursuant to the Sponsor Share Surrender and Share Restriction Agreement described above) which expire 90 days after January 18, 2022, the date of the prospectus related to the January 2022 Offering. Upon such expiration, the Sponsor and these affiliated investors may sell large amounts of our stock in the open market or in privately negotiated transactions. The registration and availability of such a significant number of shares of Class A common stock for trading in the public market may increase the volatility in the price of our Class A common stock or put significant downward pressure on the price of our Class A common stock. In addition, we may use shares of our Class A common stock as consideration for future acquisitions, which could further dilute our stockholders.
We may be subject to securities litigation, which is expensive and could divert management attention.
Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management's attention and resources, which could have a material adverse effect on business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject us to significant liabilities.

Risks Related to Being a Public Company
We incur significant costs and obligations as a result of being a public company.
As a privately held company, PWP had not been required to comply with many corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we incur significant legal, accounting and other expenses that PWP was not required to incur in the past. These expenses will increase once we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act, regulations related thereto and the rules and regulations of the SEC and Nasdaq, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.
For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company” until December 31, 2025 or such earlier time that we have more than $1.07 billion in annual revenues, have more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce our ability to operate profitably.
As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.
As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the closing of FTIV's IPO, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do.
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
Since PWP was a privately held company prior to the Business Combination, it was not required to adopt all of the financial reporting and disclosure procedures and controls required of a United States publicly traded company. We expect that the implementation of all required accounting practices and policies and the hiring of additional financial staff will increase our operating costs and could require our management to devote significant time and resources to such implementation. If we fail to develop and maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that are timely and reliable. Any such delays or deficiencies could harm us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and damaging our reputation, which in either case could impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our securities on the Nasdaq.
We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act, which could have a material adverse effect on our business.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. As permitted by Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations, management is excluding its assessment of internal controls over financial reporting for the year ended December 31, 2021, which is the year the Business Combination was completed, and we do not expect to have to include such assessment until our annual report for the year ended December 31, 2022. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are now applicable to us after the Business Combination or will be applicable to us in the future. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and lead to a decrease in the market price of our securities.
Prior to the Business Combination, FTIV identified a material weakness in its internal control over financial reporting related to the accounting for the warrants FTIV issued in connection with its initial public offering in September 2020. As a result of this material weakness, FTIV's management concluded that its internal control over financial reporting was not effective as of December 31, 2020. This material weakness of FTIV did not result in a material weakness of PWP and we identified no material weakness in our internal control over financial reporting as of December 31, 2021.
Any failure to maintain effective internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. We may also be subject to litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims relating to our financial statements or any material weaknesses in our internal control over financial reporting. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.
We can give no assurance that material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls, or that any measures we take will be sufficient to remediate such material weaknesses. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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
Our Restated Certificate of Incorporation and Amended and Restated Bylaws may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations and placing limitations on convening stockholder meetings. In addition, there will be no cumulative voting in the election of directors, and our Restated Certificate of Incorporation will provide that, subject to the rights, if any, of the holders of shares of preferred stock then outstanding, directors may be removed from office at any time, with or without cause, by the affirmative vote of at least two-thirds (2/3) of the voting power of the shares entitled to vote in connection with the election of our directors; provided, that at any time the Class B Condition is satisfied, any or all of our directors may be removed from office at any time, with or without cause, by the affirmative vote of the holders of a majority of the voting power of the shares entitled to vote in connection with the election of our directors. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.
Further, our two U.S. broker-dealer subsidiaries are members of FINRA and subject to FINRA's rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be sought in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, twenty-five percent (25%) or more of a FINRA member firm's or its parent company's equity for the first time.
Similarly, our U.K. subsidiary, PWP U.K., is regulated by the FCA and is, therefore, an FCA authorized person, acquisitions of interests in which are subject to change in control rules. Prior FCA approval must be obtained for any transaction that would result in a single person or entity acquiring, directly or indirectly, 10% or more of PWP U.K.'s voting rights or share capital, including through ownership of the equity of any of its parent undertakings.

Our Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder limitation matters, subject to limited exceptions, which could discourage stockholder lawsuits or limit our stockholders' ability to bring a claim in any judicial forum that they find favorable for disputes against our directors, officers, other employees or stockholders.
Our Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any stockholder to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law or our charter or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine, and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder's counsel, except (a) any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the federal securities laws, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction, and (b) in the event that the Court of Chancery of the State of Delaware lacks jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware. Notwithstanding the foregoing, the choice of forum provisions do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Restated Certificate of Incorporation. However, no such person or entity shall be deemed to have waived any right of action against us or our officers or directors pursuant to the federal securities laws. If any action the subject matter of which is within the scope of the choice of forum provision is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the choice of forum provision (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder's counsel in the foreign action as agent for such stockholder.
This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Restated Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Item 1B. Unresolved Staff Comments
None.
Supplementary Item. Information About Our Executive Officers
Below is a list of our executive officers and their respective ages and a brief account of the business experience of each of them.

Name	Age	Position
Peter A. Weinberg	64	Chairman and Chief Executive Officer
Gary S. Barancik	57	Chief Financial Officer
Dietrich Becker	59	Co-President and Director
Andrew Bednar	54	Co-President and Director
Vladimir Shendelman	46	General Counsel
Peter A. Weinberg has served as our Chairman and Chief Executive Officer since the closing of the Business Combination. Mr. Weinberg is a Founding Partner of PWP and has served as PWP's Chief Executive Officer since the PWP Separation. Mr. Weinberg has over 35 years of investment banking experience. Prior to co-founding PWP in 2006, Mr. Weinberg was the Chief Executive Officer of Goldman Sachs International in London from 1999 to 2005 and served on the firm's Management Committee and led the European Management Committee. At Goldman Sachs, where he began his career in 1988, Mr. Weinberg served as co-head of the Global Investment Banking Division, co-head of the Partnership Committee and he founded the Financial Sponsors Group. Mr. Weinberg earned a Bachelor of Arts from Claremont McKenna College and a Master’s in Business Administration from Harvard Business School.
Gary S. Barancik has served as our Chief Financial Officer since the closing of the Business Combination. Mr. Barancik is a Founding Partner of PWP and has served as PWP's Chief Financial Officer since 2018. Mr. Barancik has approximately 30 years of investment banking experience. Prior to his current role, Mr. Barancik was a partner in PWP's Advisory business where he was Co-Chair of the Company's Fairness Committee and Co-Head of PWP's Board and Special Committee Advisory Practice. Prior to joining PWP in 2006, Mr. Barancik was a Managing Director at Morgan Stanley, where he worked in the Mergers and Acquisitions department. He began his investment banking career at Morgan Stanley in 1987. Mr. Barancik earned a Bachelor of Science in Economics and a Master’s in Business Administration from the Wharton School at the University of Pennsylvania.
Dietrich Becker has served as our Co-President and a member of our board of directors since the closing of the Business Combination. Mr. Becker is a Founding Partner of PWP and has served as PWP's Co-President since March 2020. Mr. Becker has over 30 years of investment banking experience. In addition to his current role, Mr. Becker is a partner in PWP's Advisory business where he has served as Head of PWP's Advisory business in Europe since 2017. Prior to joining PWP in 2006, Mr. Becker was Co-Head of the Global Industrial Group at Morgan Stanley. He began his investment banking career with Merrill Lynch in 1991. Mr. Becker earned a degree from Cologne University Law School and a Master’s in Business Administration from New York University Stern Graduate School of Business.
Andrew Bednar has served as our Co-President and a member of our board of directors since the closing of the Business Combination. Mr. Bednar is a Founding Partner of PWP and has served as PWP's Co-President since March 2020. Mr. Bednar has over 25 years of investment banking experience. In addition to his current role, Mr. Bednar is a partner in PWP's Advisory business where he served as Co-Head of PWP's Advisory business in the U.S. until 2013. Prior to joining PWP in 2006, Mr. Bednar was Head of U.S. Mergers & Acquisition at Bank of America and a member of the Investment Banking Executive Committee. Prior to that, he was a Managing Director at Goldman, Sachs & Co. He began his career at Cravath, Swaine & Moore LLP in 1994. Mr. Bednar earned a Bachelor of Science and a Master’s in Business Administration from Cornell University, and also received a Juris Doctor from Columbia University.
Vladimir Shendelman has served as our General Counsel since the closing of the Business Combination. Mr. Shendelman is a Partner and has served as the General Counsel of PWP. Mr. Shendelman also serves as the General Counsel of PWP Capital, which holds the former asset management business of PWP OpCo prior to the PWP Separation. Mr. Shendelman has approximately 20 years of legal experience. Prior to joining PWP in January of 2007, Mr. Shendelman worked as an associate at Davis Polk & Wardwell LLP in their Mergers & Acquisitions, Capital Markets and Investment Management groups. Mr. Shendelman earned a Bachelor of Arts in Economics from Brandeis University and a Juris Doctor from the University of Virginia School of Law.

Item 2. Properties
Our principal executive offices are located in leased office space at 767 Fifth Avenue, New York, NY, 10153. We also lease office space for our offices in Calgary, Chicago, Denver, Houston, London, Los Angeles, Munich, Paris and San Francisco. We do not own any real property. We consider these arrangements to be adequate for our present needs.
Item 3. Legal Proceedings
On October 20, 2015, Professionals GP, PWP MC LP, PWP Equity I LP and Perella Weinberg Partners Group LP (collectively, the “PWP Plaintiffs”), filed a complaint against Michael A. Kramer, Derron S. Slonecker, Joshua S. Scherer, Adam W. Verost (collectively, the “Individual Defendants”) and Ducera Partners LLC (together with the Individual Defendants, the “Defendants”) in New York Supreme Court, Commercial Division (the “Court”). The complaint alleges that the Individual Defendants, three former partners and one former employee of the PWP Plaintiffs, entered into a scheme while still at PWP to lift out the PWP Plaintiffs' restructuring group to form a new competing firm that they were secretly forming in breach of their contractual and fiduciary duties to the PWP Plaintiffs. The complaint contains fourteen causes of action, and seeks declaratory relief as well as damages resulting from the Individual Defendants' breaches of their obligations under the PWP Plaintiffs' partnership and employment agreements, and from Defendants' unfair competition and tortious interference with the PWP Plaintiffs' contracts and client relationships.

On November 9, 2015, the Defendants filed an Answer, Counterclaims, Cross-claims and a Third-Party Complaint, which contained 14 causes of action. On July 17, 2016, the Court issued a decision, dismissing half of the Defendants' counterclaims and cross-claims with prejudice. On August 18, 2016, the Defendants filed an Amended Answer, Counterclaims, Cross-claims and Third-Party Complaint, which contained only seven counterclaims and cross-claims. On December 12, 2016, the Defendants appealed the dismissal of three of their counterclaims and cross-claims to the New York Appellate Division, First Department (the “First Department”). On August 29, 2017, the First Department issued a decision denying the Defendants' appeal in its entirety other than allowing one Defendant to proceed with his breach of fiduciary duty counterclaim. On October 27, 2017, the Defendants moved the First Department for leave to appeal its decision to the New York Court of Appeals. On December 28, 2017, the First Department denied the Defendants' motion for leave to appeal to the New York Court of Appeals. On April 24, 2018, the Defendants filed a Second Amended Answer, Counterclaims, Cross-claims and Third-Party Complaint, which contains eight counterclaims and cross-claims. The Defendants are seeking declaratory relief and damages of no less than $60 million, as well as statutory interest.
Discovery is complete. Both the PWP Plaintiffs and the Defendants subsequently moved for summary judgment. As of March 20, 2020, the parties had completed briefing their respective motions for summary judgment. The PWP Plaintiffs moved affirmatively for summary judgment on each of their 14 claims and also moved for dismissal of each of the Defendants' remaining eight counterclaims and cross-claims. The Defendants moved affirmatively for summary judgment on four of their eight counterclaims and cross-claims and also moved for dismissal of each of the PWP Plaintiffs’ 14 claims. The Court held oral argument on the motions for summary judgment on May 27, 2021. The Court has yet to issue a decision on the motions for summary judgment. In addition, on January 19, 2022, Defendants filed a motion for leave to renew one of their counterclaims brought under the New York Labor Law that the Court dismissed in 2016 (the dismissal of which was affirmed by the First Department in 2017). That motion was fully briefed as of February 3, 2022.

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

For further details on the current legal proceedings, refer to Note 18—Commitments and Contingencies in the notes to consolidated financial statements included elsewhere in this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is listed and traded on the Nasdaq Global Select Market under the stock symbol “PWP.” As of March 8, 2022, there were approximately 56 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. Our Class B common stock is not listed or quoted on any exchange and is not transferable by the holders, subject to certain limited exceptions.
We intend to pay dividends quarterly to our common stockholders. For the year ended December 31, 2021, cash dividends of $0.14 per outstanding share of Class A common stock were paid to our stockholders. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will be subject to our financial condition, earnings, capital requirements, financial covenants, applicable law and other factors our board of directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.
Comparison of Cumulative Total Return
The performance graph below shows the cumulative total stockholder return on our common stock, compared with the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the S&P Financials Index from the closing price on June 24, 2021 (the date our Class A common stock began trading on Nasdaq) through December 31, 2021. The results are based on an investment of $100 in each of our common stock, the S&P 500 Index and the S&P Financials Index. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits. The performance shown in the graph represents past performance and is not intended to be indicative of future performance.

COMPARISON OF HISTORICAL RETURNS AMONG PERELLA WEINBERG PARTNERS
CLASS A COMMON STOCK, S&P 500 INDEX & S&P 500 FINANCIALS INDEX

$160
$150
$140
$130
$120
$110
$100
$90
$80
11/13/20
12/31/20
12/31/21
Perella Weinberg Partners
S&P 500 Index
S&P 500 Financials Index

*$100 invested on 11/13/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts. The performance graph is not intended to be indicative of future performance.

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
Private Placement
In connection with entering into the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors party thereto agreed to purchase an aggregate of 12,500,000 shares of Class A common stock immediately prior to the Closing at a cash purchase price of $10.00 per share, resulting in aggregate proceeds of $125,000,000 in the private placement (the “PIPE Investment”). The shares of Class A common stock issued to the PIPE Investors were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2)of the Securities Act as a transaction by an issuer not involving a public offering without any form of general solicitation or general advertising.

The Subscription Agreements for the PIPE Investors (other than the Sponsor-related PIPE Investors, whose registration rights are governed by a registration rights agreement (the “Non-Sponsor PIPE Investors”)) provide for certain registration rights. In accordance with the subscription agreements, we filed a registration statement registering the resale of such shares. Such registration statement is required to be kept effective for at least three years after effectiveness or, if earlier, until either (i) the shares thereunder have been sold by the Non-Sponsor PIPE Investors or (ii) the shares may be sold without restriction under Rule 144 promulgated under the Securities Act (as defined below). The Company filed a registration statement registering resale of such shares (as well as other securities) on July 15, 2021, and such registration statement was declared effective by the SEC on July 26, 2021.
PWP OpCo Units
Subject to the exchange procedures and restrictions set forth in the PWP OpCo LPA, and any other procedures or restrictions imposed by the Company, holders of the 61,060,000 PWP OpCo Class A partnership units (other than the Company) outstanding as of immediately after the Closing (before giving effect to the redemptions of certain legacy partners of Professional Partners and ILPs) may exchange these units for (i) shares of Class A common stock on a one-for-one basis (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications) or (ii) cash from an offering of shares of Class A common stock (based on the net proceeds received by the Company for such shares in such offering) with the form of consideration determined by the Company. The PWP OpCo Class A partnership units were previously issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering without any form of general solicitation or general advertising.
Use of Proceeds
On September 29, 2020, FTIV consummated its initial public offering of 23,000,000 units at a price of $10.00 per unit, generating gross proceeds of $230,000,000. After deducting the underwriting discounts and commissions (excluding the deferred portion of up to $9,800,000 in underwriting discounts and commissions) and the total offering expenses, the total net proceeds from FTIV’s initial public offering and private placement were $231,634,508 of which $230,000,000 (or approximately $10.00 per unit sold in the initial public offering) was placed in the trust account.

Upon the Closing, FTIV had an aggregate of approximately $325 million of the proceeds from the PIPE Investment and funds held in the trust account, net of deemed transaction expenses of $30 million, which net proceeds were used to fund the cash consideration of the Business Combination. Approximately $189 million of the such proceeds were used by PWP to retire existing indebtedness, with the remaining amount (subject to PWP retaining of up to $10 million to add to its balance sheet cash) being used to first redeem PWP OpCo units held by certain electing ILPs, and second, redeem PWP OpCo units held by certain electing Legacy Partners. Remaining cash proceeds were retained by PWP for general corporate purposes and for payment of any transaction expenses in excess of $30 million.
Repurchase of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2021:

Period	Total Number of Shares Repurchased	Average Price Paid per Unit	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that may yet to be Purchased Under the Publicly Announced Program
October 1, 2021 - October 31, 2021	—	$—	—	—
November 1, 2021 - November 30, 2021	—	$—	—	—
December 1, 2021 - December 31, 2021	—	$—	—	—
Total	—	$—	—	—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” and elsewhere in this Form 10-K.
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
We were founded in June 2006 with the opening of offices in New York and London, led by a team of ten seasoned advisory partners who previously held senior management positions at large global investment banks. Our mission is helping clients address complex strategic and financial challenges. The foundation of our Company was rooted in a belief, among other considerations, that clients would increasingly seek out deeply experienced advisors who offer independent strategic thinking and who are not burdened by the complicated conflicts that large investment banking institutions may face due to their various businesses. The 2008 global financial crisis reinforced this hypothesis and contributed to the early growth of our Company. Today, we believe that our independence is even more important. For clients and for us independence means freedom from the distractions that dilute strategic thinking and a willingness and candor to share an honest opinion, even if at times it is contrary to our clients' point of view. We believe that our clients choose to engage us because they value our unbiased perspective and expert advice regarding complex financial and strategic matters.
Our business provides services to multiple industry sectors and geographic markets. We believe that our collaborative partnership and integrated approach combining deep industry insights, significant technical, product and transactional expertise, and rigorous work ethic create a significant opportunity for our Company to realize sustainable growth. We seek to advise clients throughout their evolution, with the full range of our advisory capabilities including, among other things, advice related to mission-critical strategic and financial decisions, M&A execution, capital markets advisory, shareholder and defense advisory, capital raising, capital structure and restructuring, specialized underwriting and research services for the energy and related industries.
Since our inception, we have experienced significant growth in our business, driven by hiring professionals who are highly regarded in their fields of expertise, expanding the scope and geographic reach of our advisory services, deepening and expanding our client relationships and maintaining a firm culture that attracts, develops and retains talented people. In addition to our hiring and internal development of individual professionals, in November 2016, we completed the TPH Business Combination with TPH, an independent advisory firm, focused on the energy industry. As of December 31, 2021, we serve our clients with 422 advisory professionals, including 60 advisory partners (which numbers include two advisory partners who retired from the Company in January 2022), based in ten offices, located in five countries around the world.
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

On June 24, 2021, Perella Weinberg Partners consummated the Business Combination whereby (i) FTIV acquired certain partnership interests in PWP OpCo, (ii) PWP OpCo became jointly-owned by Perella Weinberg Partners, Professional Partners and certain existing partners of PWP OpCo, and (iii) PWP OpCo serves as the Company’s operating partnership as part of an umbrella limited partnership C-corporation (Up-C) structure. The Business Combination was structured as a reverse recapitalization. The historical operations of PWP OpCo are deemed to be those of the Company. Thus, the consolidated financial statements included in this Annual Report on Form 10-K reflect (i) the historical operating results of PWP OpCo prior to the Business Combination and (ii) the combined results of the Company following the Business Combination. The Company shareholders are entitled to receive a portion of PWP OpCo’s economics through their ownership interests in shares of Class A common stock of Perella Weinberg Partners, which holds PWP OpCo Class A partnership units. The non-controlling interest owners of PWP OpCo receive a portion of its economics through their ownership of PWP OpCo units. See Note 3—Business Combination and Note 11—Stockholders' Equity in the notes to consolidated financial statements included elsewhere in this Form 10-K for additional discussion related to the transaction.
Business Environment and Outlook
Worldwide announced M&A volumes in 2021 increased significantly as compared to 2020. While the overall level of mergers and acquisitions globally declined in 2020, heavily influenced by the impact of the COVID-19 pandemic, M&A activity began to recover in the third quarter of 2020, accelerated in the fourth quarter of 2020, and continued to reflect a strong performance for 2021.
The level of M&A advisory dialogue remains strong across all our industries and geographies of focus and among our large cap, middle market and sponsor clients. As companies continue to focus on strategic growth and capital deployment, we expect these considerations and the overall business environment will keep activity elevated in the medium term. However, we also see various factors which we believe could make our markets more volatile and 2022 a less active year in M&A than 2021 including rising interest rates and inflation, shifting U.S. anti-trust policy, potential tax law changes, geopolitical developments, international hostilities and other factors.
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
Economic and global financial conditions can materially affect our operational and financial performance. See “Part I — Item 1A. Risk Factors” included elsewhere in this Form 10-K for a discussion of some of the factors that can affect our performance.

Results of Operations
The following is a discussion of our results of operations for the respective periods indicated.

	Year Ended December 31,
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues	$801,662	$518,986	$533,297	54%	(3)%
Expenses
Compensation and benefits	504,364	374,332	349,819	35%	7%
Equity-based compensation	96,330	24,815	193,299	288%	(87)%
Total compensation and benefits	600,694	399,147	543,118	50%	(27)%
Non-compensation expenses	134,384	134,435	145,298	—%	(7)%
Total operating expenses	735,078	533,582	688,416	38%	(22)%
Operating income (loss)	66,584	(14,596)	(155,119)	NM	91%
Non-operating income (expenses)
Related party income	7,516	9,263	8,810	(19)%	5%
Other income (expense)	761	185	108	311%	71%
Change in fair value of warrant liabilities	(4,897)	—	—	NM	NM
Loss on debt extinguishment	(39,408)	—	—	NM	NM
Interest expense	(7,606)	(15,741)	(15,395)	52%	(2)%
Total non-operating income (expenses)	(43,634)	(6,293)	(6,477)	(593)%	3%
Income (loss) before income taxes	22,950	(20,889)	(161,596)	NM	87%
Income tax benefit (expense)	(18,927)	(3,453)	(2,423)	(448)%	(43)%
Net income (loss)	$4,023	$(24,342)	$(164,019)	NM	85%
Less: Net income (loss) attributable to non-controlling interests	13,444
Net income (loss) attributable to Perella Weinberg Partners	$(9,421)
NM = Not meaningful
Revenues
We operate in a highly competitive environment. Each revenue-generating engagement is separately solicited, awarded and negotiated, and there are limited long-term sources of revenue in the form of recurring retainers. Therefore, our fee-paying client engagements are not predictable, and high levels of revenues in one quarter are not necessarily predictive of continued high levels of revenues in future periods. To develop new business, our professionals maintain an active business dialogue with a large number of existing and potential clients. We expect to add new clients each year as our advisory professionals continue to expand their relationships, as we hire senior advisory professionals who bring their client relationships and as we receive introductions from our relationship network of senior executives, board members, attorneys and other third parties. We also lose clients each year as a result of the sale or merger of clients, changes in clients' senior management, competition from other financial services firms and other reasons.

In many cases, revenue is not recognized until the successful completion of an underlying transaction. Complications that may terminate or delay a transaction include failure to agree upon final terms with the counterparty, failure to obtain regulatory consents, failure to obtain board or stockholder approvals, failure to secure financing, adverse market conditions or unexpected operating or financial problems related to either party to the transaction (or their customer base). While transactions typically close within a 12-month period post-announcement of such transaction, they can occasionally extend longer. Such delays often occur with larger transactions and can contribute to unpredictability in the timing of such revenues. In other circumstances, we often do not receive the same level of advisory fees that would have been received if the transaction had been completed, and in some cases we may receive no advisory fee despite the fact that we may have devoted considerable time and resources to the transaction. Other barriers to the completion of a restructuring transaction may specifically include a lack of anticipated bidders for the assets or securities of our client, the inability of our client to restructure its operations, the absence of court approval in a bankruptcy proceeding, or a failure to reach agreement with a client's creditors. In these circumstances, our advisory fees are generally limited to monthly retainer fees (if any). In the case of bankruptcy engagements, fees are subject to approval by the applicable court. In most cases, even if a transaction is not successfully completed, we are reimbursed for certain out-of-pocket expenses incurred in connection with the engagement.
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
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenues were $801.7 million for the year ended December 31, 2021 as compared with $519.0 million for the year ended December 31, 2020, representing an increase of 54%. The increase in revenues can be attributed to both an increase in the number of advisory clients and the average fee size per client as M&A activity increased year over year, partially offset by a reduction in restructuring and liability management fees as compared to the prior year.
For the years ended December 31, 2021 and 2020, we earned revenues from 232 and 175 advisory clients, respectively. The number of advisory clients who paid fees equal to or greater than $1.0 million increased to 142 advisory clients for the year ended December 31, 2021 compared to 99 advisory clients for the year ended December 31, 2020. The average fee size increased to $3.4 million for the year ended December 31, 2021 from $2.9 million for the year ended December 31, 2020.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenues were $519.0 million for the year ended December 31, 2020 as compared with $533.3 million for the year ended December 31, 2019, representing a decrease of 3%. The decrease in revenues was primarily driven by a decline in mergers and acquisitions activity during the start of COVID-19 pandemic, offset partially by an increase in capital structure and restructuring activity.
For the years ended December 31, 2020 and 2019, we earned revenues from 175 and 179 advisory clients, respectively. The number of advisory clients who paid fees equal to or greater than $1 million decreased to 99 advisory clients for the year ended December 31, 2020 compared to 100 advisory clients for the year ended December 31, 2019. The average fee size remained unchanged from 2019 to 2020 at $2.9 million.

Operating Expenses
The following table sets forth information relating to our operating expenses:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Expenses
Compensation and benefits	$504,364	$374,332	$349,819	35%	7%
% of Revenues	63%	72%	66%
Equity-based compensation	$96,330	$24,815	$193,299	288%	(87%)
% of Revenues	12%	5%	36%
Total compensation and benefits	$600,694	$399,147	$543,118	50%	(27%)
% of Revenues	75%	77%	102%
Non-compensation expenses	$134,384	$134,435	$145,298	—%	(7%)
% of Revenues	17%	26%	27%
Total operating expenses	$735,078	$533,582	$688,416	38%	(22%)
% of Revenues	92%	103%	129%
Income (loss) before income taxes	$22,950	$(20,889)	$(161,596)	NM	87%
% of Revenues	3%	(4%)	(30%)
Our operating expenses are classified as (i) total compensation and benefits expenses including equity-based compensation and (ii) non-compensation expenses. Headcount is the primary driver of the level of our operating expenses. Compensation and benefits expenses account for the majority of our operating expenses. Compensation expenses also include expense associated with hiring which has been a significant focus of the Company in all of the historical periods described herein. Non-compensation expenses, which include the costs of professional fees, travel and related expenses, technology and infrastructure, rent and occupancy, depreciation and amortization, and general, administrative and other expenses generally have been less significant in comparison with compensation and benefits expenses.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Operating expenses were $735.1 million for the year ended December 31, 2021 and represented 92% of revenues, compared with $533.6 million for the year ended December 31, 2020, which represented 103% of revenues. The increase in operating expenses was primarily driven by an increase in total compensation and benefits expenses, which were $600.7 million for the year ended December 31, 2021 compared to $399.1 million for the year ended December 31, 2020. Non-compensation expenses were $134.4 million for the year ended December 31, 2021 and represented 17% of revenues, compared to $134.4 million for the year ended December 31, 2020, which represented 26% of revenues.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Operating expenses were $533.6 million for the year ended December 31, 2020 and represented 103% of revenues, compared with $688.4 million for the year ended December 31, 2019, which represented 129% of revenues. The decrease in operating expenses was driven by a decrease in both total compensation and benefits and non-compensation expense from the prior year. Total compensation and benefits was $399.1 million for the year ended December 31, 2020 compared to $543.1 million for the year ended December 31, 2019. Non-compensation expense was $134.4 million for the year ended December 31, 2020, representing 26% of revenue compared to $145.3 million for the year ended December 31, 2019, representing 27% of revenue.

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
Equity awards are measured at fair value on the grant date and recognized on a straight-line basis over the vesting period. The awards are subject to a service vesting condition, and in some cases a market-based performance vesting condition, and vest ratably on a graded vesting schedule of up to five years. The awards are recorded within equity as they are expensed. The vesting of certain equity-based awards granted by Professional Partners to partners providing services to PWP OpCo prior to the Business Combination and the various Professional Partners value capital units (“VCUs”) and alignment capital units (“ACUs”) (collectively, the “Professional Partners Awards”) issued in connection with the Business Combination have no economic impact on, and do not dilute, PWP shareholders relative to Professional Partners. The awards do not change the economic allocations between Professional Partners and PWP shareholders, nor do they change the Professional Partners' interest in PWP OpCo. As a result, all of the compensation expense and corresponding capital contribution associated with the Professional Partners Awards is allocated to non-controlling interests on the Consolidated Statements of Operations and Consolidated Statements of Financial Condition.
Beginning in the third quarter of 2021, the Company granted incentive compensation awards in accordance with the Perella Weinberg Partners 2021 Omnibus Incentive Plan (the “PWP Incentive Plan” or “Incentive Plan”). The Company uses shares of PWP Class A common stock to satisfy vested awards under the plan. The vesting of these awards for employees are recorded as equity-based compensation expense and awards for non-employees are recorded as professional fees at PWP OpCo for U.S. GAAP accounting purposes. The accounting for this equity-based compensation expense, and potentially other factors as well, may cause the Company to experience operating losses in future periods.
We intend to compensate our personnel competitively in order to continue building our business and growing our Company. Certain awards were granted in conjunction with the Business Combination and directly related to this transaction milestone event. These awards were outside the Company's normal and recurring compensation processes. Total future amortization which will be recognized over the next five years before accounting for forfeitures is $97.2 million for restricted stock units out of the Transaction Pool Share Reserve (as defined below) consisting of (a) performance restricted stock units (“PSUs”) that only vest upon the achievement of both service and market conditions and (b) restricted stock units (“RSUs”) that vest upon the achievement of service conditions and $76.6 million for PSUs out of the aggregate number of shares of Class A common stock reserved for issuance under the PWP Incentive Plan for general purposes to certain executives that vest upon the achievement of both service and market conditions granted in conjunction with the Business Combination.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
For the year ended December 31, 2021, total compensation and benefits expenses of $600.7 million represented 75% of revenues, compared with $399.1 million of compensation-related expenses, which represented 77% of revenues for the year ended December 31, 2020. Included in total compensation-related expense was $96.3 million and $24.8 million amortization of equity awards for the years ended December 31, 2021 and 2020, respectively. The increase in total compensation and benefit expenses was due to a larger bonus accrual associated with the increase in revenue despite a lower compensation margin as well as increased equity-based compensation due principally to awards granted in connection with the Business Combination.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
For the year ended December 31, 2020, total compensation-related expenses of $399.1 million represented 77% of revenues, compared with $543.1 million of compensation-related expenses, which represented 102% of revenues for the year ended December 31, 2019. Included in total compensation-related expense was $24.8 million and $193.3 million amortization of equity awards for the years ended December 31, 2020 and 2019, respectively. The decrease in compensation expenses was due to equity-based compensation awards granted by Professional Partners in connection with the TPH Business Combination fully vesting in 2019, which had no economic impact on PWP OpCo. This decrease was offset in part by certain severance expenses incurred in connection with a restructuring in the spring of 2020 and increased bonus compensation, including public company transaction-related incentive compensation.
Non-Compensation Expenses
Our non-compensation expenses include the costs of professional fees, travel and related expenses, technology and infrastructure, rent and occupancy, depreciation and amortization and general, administrative and other expenses including certain co-advisory fees and expenses reimbursed by our clients. Any expenses reimbursed by clients and the co-advisory fees are also presented within revenues on our Consolidated Statements of Operations.
Historically, our non-compensation expenses associated with business development have increased as we have increased our headcount. These costs include costs such as travel and related expenses. Growth in our headcount has increased rent and occupancy expenses as well as professional fees related to recruiting expenses, while geographic expansion has increased regulatory expenses. This trend may continue as we expand into new sectors, geographies and products to serve our clients' growing needs, domestically and internationally. Additionally, travel and related expenses may increase as COVID-19 pandemic related travel restrictions ease.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
For the year ended December 31, 2021, non-compensation expenses of $134.4 million represented 17% of revenues, compared with $134.4 million, which represented 26% of revenues, for the year ended December 31, 2020. Non-compensation expenses for the year ended December 31, 2021 included a $1.0 million decrease in professional fees. This reduction is largely due to elevated professional fees during the year ended December 31, 2020 as previously deferred offering costs of $14.8 million were expensed due to the termination of a public company transaction process in May 2020. Excluding this write-off, professional fees during the year ended December 31, 2021 increased $13.8 million, including approximately $9.6 million increase in consulting fees and approximately $3.8 million increase in recruiting expenses. Non-compensation expense for the year ended December 31, 2021 also included a $1.9 million increase in general and administrative and other expense primarily driven by increased public company costs such as directors and officers insurance and a $1.1 million increase in technology and infrastructure expenses related to certain new initiatives which were partially offset by a $1.6 million decrease in rent and occupancy expenses as a result of a lease modification whereby the Company vacated a portion of the Houston office space.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
For the year ended December 31, 2020, non-compensation expenses of $134.4 million represented 26% of revenues, compared with $145.3 million, which represented 27% of revenues, for the year ended December 31, 2019. The decrease in non-compensation expenses was largely due to lower travel and related expenses offset partially by an increase in professional fees. Travel and related expenses decreased by approximately $13.9 million, or 71%, due to the COVID-19 pandemic and related work-from-home policies. Professional fees for the year ended December 31, 2020 were $3.6 million higher than the previous year; however, they included the write-off of approximately $14.8 million in previously deferred offering costs as a result of the delay of the Company's pursuit of becoming a public company. This write-off was largely offset by lower executive search fees due to the impact of the COVID-19 pandemic as well as lower legal and consulting fees. Legal and consulting fees were lower as a number of projects, including the PWP Separation, were completed in 2019.
Non-Operating Income (Expenses)
Non-operating income (expenses) includes the impact of income and expense items that we consider to be non-operational in nature, including related party income, interest expense, change in the fair value of warrant liabilities, loss on debt extinguishment and other income (expense).
For the year ended December 31, 2021, non-operating income (expenses) was $43.6 million of expense compared to $6.3 million of expense for the year ended December 31, 2020. The most significant component and change from the prior year period was the $39.4 million loss on debt extinguishment which was related to the redemption of the $150.0 million aggregate principal of PWP’s 7.0% Subordinated Unsecured Convertible Notes due 2026 (the “Convertible Notes”) concurrent with the Business Combination. The loss is composed of the $10.9 million premium and $28.5 million of unamortized debt discount and issuance costs. Additionally, the increase in non-operating expense during the year ended December 31, 2021 was also driven by the change in the fair value of warrant liabilities. These increases were partially offset by a decrease in interest expense related to the repayment of all indebtedness in connection with the Business Combination
Income Tax Benefit (Expense)
Prior to the Business Combination, the Company operated as a partnership, and therefore, was generally not subject to U.S. federal and state corporate income taxes. Subsequent to the Business Combination, PWP is a corporation and is subject to U.S. federal and state corporate income taxes on its proportionate share of taxable income generated by the operating partnership, PWP OpCo, as well as any standalone income (or loss) generated at the PWP parent-entity level.
The Company's income tax provision and the corresponding annual effective tax rate are based on projected U.S. GAAP income and the currently enacted statutory tax rates in the various jurisdictions in which the Company operates. For interim reporting, the Company estimates the annual effective tax rate based on projected income for the full year and records a quarterly tax provision in accordance with the annual effective tax rate.
The Company's effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company's overall effective tax rate in each of the periods described above varies from the U.S. federal statutory rate primarily because (i) the Company was not subject to U.S. federal corporate income taxes prior to the Business Combination, (ii) a portion of compensation expense is non-deductible, both prior to the Business Combination and for the subsequent period (iii) the Company has recorded unrecognized tax benefits related to a potential double inclusion of income on its foreign tax returns and (iv) a portion of the Company's income is allocated to non-controlling interests held in PWP OpCo in which the majority of any tax liability on such income is borne by the holders of such non-controlling interests and reported outside of the consolidated financial statements.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The Company’s income tax expense and effective tax rate were $18.9 million and 82.5%, respectively, for the year ended December 31, 2021 compared to income tax expense and effective tax rate of $3.5 million and (16.5)%, respectively, for the year ended December 31, 2020.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The Company's income tax expense and effective tax rate were $3.5 million and (16.5%), respectively, for the year ended December 31, 2020 compared to income tax expense and effective tax rate of $2.4 million and (1.5%), respectively, for the year ended December 31, 2019.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees, which generally have net terms of 30 days, and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of incentive compensation during the first quarter of each calendar year with respect to the prior year's results. Our investing and financing cash flows are primarily influenced by purchases of fixed assets, debt payments and distributions to partners, and during the year ended December 31, 2021, the proceeds and distributions related to the Business Combination.
A summary of our operating, investing and financing cash flows is as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash Provided By (Used In)
Operating Activities
Net income (loss)	$4,023	$(24,342)	$(164,019)
Non-cash charges and other operating activity adjustments	171,886	63,825	229,814
Other operating activities	58,999	46,424	(171,902)
Total operating activities	234,908	85,907	(106,107)
Investing Activities	(2,440)	(5,522)	(7,267)
Financing Activities	(55,021)	(21,989)	(30,213)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,580)	5,930	1,638
Net increase (decrease) in cash, cash equivalents and restricted cash	173,867	64,326	(141,949)
Cash, cash equivalents and restricted cash, beginning of period	330,908	266,582	408,531
Cash, cash equivalents and restricted cash, end of period	$504,775	$330,908	$266,582
Year Ended December 31, 2021
Cash and restricted cash were $504.8 million as of December 31, 2021, an increase of $173.9 million from $330.9 million as of December 31, 2020. Operating activities resulted in a net inflow of $234.9 million largely attributable to changes in working capital and net income generated during the year ended December 31, 2021. Net income included $171.9 million of non-cash charges including a $39.4 million loss on debt extinguishment related to the redemption of the Convertible Notes concurrent with the Business Combination. Investing activities resulted in a net outflow of $2.4 million attributable to the Company’s purchases of fixed assets and the deconsolidation of PFAC Holdings I LLC. Financing activities resulted in a net outflow of $55.0 million primarily related to the transactions associated with the Business Combination, the payoff of all outstanding debt and tax distributions to limited partners of PWP OpCo, the repurchase of Founder Shares held as treasury shares, withholding payments for vesting of incentive awards and the payment of dividends.

Year Ended December 31, 2020
Cash and restricted cash were $330.9 million as of December 31, 2020, an increase of $64.3 million from $266.6 million as of December 31, 2019. Net cash provided by operating activities was $85.9 million. While the Company reported a net loss of $24.3 million for the year, this net loss included $64.4 million of non-cash charges, largely comprised of equity-based compensation and depreciation and amortization and non-cash operating lease expense. Accounts receivable balances (which includes accrued revenue) decreased by $27.5 million due to a reduction in revenue, combined with timing of collections. Accrued compensation and benefits increased by $19.3 million primarily for discretionary bonuses that are paid annually. Discretionary bonus compensation is correlated with the Company's annual revenue and as such will vary period to period. While revenue decreased for the year ended December 31, 2020 compared to December 31, 2019, discretionary bonus compensation increased, as a percentage of revenue, and included public company transaction-related incentive compensation and certain severance expenses incurred in connection with a restructuring in the spring of 2020. Investing activities resulted in a net outflow of $5.5 million attributable to purchases of fixed assets. Financing activities resulted in a net outflow of $22.0 million largely as a result of a net $10.0 million paydown of the Revolving Credit Facility and distributions to limited partners of PWP OpCo of $12.0 million.
Year Ended December 31, 2019
Cash and restricted cash were $266.6 million as of December 31, 2019, a decrease of $141.9 million from $408.5 million as of December 31, 2018. The Company reported a net loss of $164.0 million for the year, which included $229.1 million of non-cash charges, largely composed of the equity-based compensation. This was offset by a decrease in accrued compensation and benefits of $148.4 million stemming from lower bonus accrual compared to the prior year due to the decrease in revenue from December 31, 2018 to 2019. Discretionary bonus compensation is correlated with the Company's annual revenue and as such will vary period to period. Investing activities resulted in a net outflow of $7.3 million primarily attributable to purchases of fixed assets. Financing activities resulted in a net outflow of $30.2 million largely as a result of $38.4 million of distributions to limited partners of PWP OpCo, partially offset by $10.0 million net proceeds of the Revolving Credit Facility.
Liquidity and Capital Resources
General
We regularly monitor our liquidity position, including cash and cash equivalents, working capital assets and liabilities, commitments and other liquidity requirements. Our primary sources of liquidity are our cash balances and net cash generated from operations.

Our current assets are primarily composed of cash, receivables related to fees earned from providing advisory services and due from related parties. Our current liabilities are primarily composed of accounts payable, accrued expenses, accrued and deferred employee compensation and due to related parties. Due from related parties primarily includes amounts due from PWP Capital. We pay a significant portion of our annual incentive compensation, in the form of cash bonuses, during the first quarter of each calendar year with respect to the prior year’s results. Therefore, levels of cash generally decline during the first quarter of each year after our annual incentive compensation has been paid to our employees. Accrued compensation and benefits as of December 31, 2021 and 2020 was $311.5 million and $213.5 million, respectively. Cash then typically builds over the remainder of the year. The Company makes quarterly partner tax distributions as required under the partnership agreement of PWP OpCo. These distributions totaled $65.9 million, $12.0 million and $38.4 million during the years ended December 31, 2021, 2020 and 2019. Additionally, as a public company, we intend to pay dividends throughout the year and may consider share or warrant repurchases as well. During the year ended December 31, 2021, the Company paid $6.0 million in cash dividends and repurchased 1,000,000 shares at a purchase price of $12.00 per share for a total purchase price of $12.0 million, which are being held in treasury stock. The Company has the option to net settle vesting RSUs in order to remit required employee withholding taxes using cash on hand. During the year ended December 31, 2021, the Company paid $10.5 million in withholding payments for vested RSUs. Additionally, on February 16, 2022, the Board authorized a $100 million Class A common stock repurchase program, with no expiration date, whereby the Company’s Class A common stock may be repurchased from time to time in open market transactions. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements and regulatory restrictions as well as market conditions.
We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. The Company had no cash equivalents as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company had cash balances of $502.8 million and $329.1 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable generally have net terms of 30 days. Accounts receivable was $46.9 million, net of $1.9 million of allowance for credit losses balance as of December 31, 2021. Accounts receivable was $40.8 million, net of $1.0 million of allowance for credit losses balance as of December 31, 2020.
Line of credit
The Company has the Revolving Credit Facility with Cadence Bank. Upon consummation of the Business Combination, the Company repaid all of the outstanding borrowings under the Credit Agreement, which included $27.7 million principal amount plus accrued and unpaid interest. As of the Closing Date, the Credit Agreement was amended such that (i) the maturity was extended from April 1, 2022 to July 1, 2025, (ii) interest accrues at LIBOR plus a fixed rate of 2.00% per annum (with a 0.25% LIBOR floor) with an alternate base rate option equal to Cadence Bank’s prime rate minus 1.00% (with a 3.25% floor), (iii) up to $15.0 million of the Revolving Credit Facility may be used for the issuance of letters of credit, (iv) up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement, and (v) certain financial covenants were amended. As of December 31, 2021, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to consolidated financial statements included elsewhere in this Form 10-K.
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

Share Repurchase Program
On February 16, 2022, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock with no requirement to purchase any minimum number of shares. Shares may be repurchased under the new repurchase program through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any transactions will be subject to the Company’s discretion.
Other Commitments
Regulatory Capital
We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. Refer to Note 7—Regulatory Requirements in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information. These regulations differ in the United States, United Kingdom, Canada, France and other countries in which we operate a registered broker-dealer or regionally similar construct. The license or regulatory framework under which we operate in each such country is meant to comply with applicable laws and regulations to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements to effectively operate in each jurisdiction.
Exchange Rights
In accordance with the PWP OpCo LPA, PWP OpCo unitholders (other than the Company) may exchange these units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock with the form of consideration determined by the Company.
The PWP OpCo LPA contains restrictions on the ability to exchange PWP OpCo class A partnership units for shares of Class A common stock or cash from an offering of shares of Class A common stock, for the following periods: (i) PWP OpCo class A partnership units held by Professional Partners will be subject to a restriction for time periods that are fully back-to-back with the lock-up periods contemplated in the amended and restated limited partnership agreement of Professional Partners (generally speaking, such lock-up periods (a) for former Working Partners, the lock up period expired on December 24, 2021; and (b) for Working Partners, will be between three to five years after the Closing), (ii) the restriction on PWP OpCo class A partnership units held by ILPs existing at the time of the Business Combination expired on December 24, 2021, and (iii) any other outstanding PWP OpCo class A partnership units not previously covered by clauses (i) and (ii) above will be subject to such restriction for a period of twelve months to five years after the Closing. PWP GP may waive, and in certain cases has waived, the foregoing restrictions for any single holder with respect to all or a portion of such holder's units, with no obligation to do so for any other holder.

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
Guarantees
PWP OpCo has also unconditionally guaranteed, through a wholly-owned subsidiary, certain loans to limited partners of Professional Partners (“Limited Partners”) with First Republic Bank (the “Program Lender”), whereby PWP OpCo will pay the Program Lender upon the occurrence of a default event. Refer to Note 17—Related Party Transactions and Note 18—Commitments and Contingencies in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information.
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into the TRA with, Professional Partners and certain other persons under which the Company agreed to payments of 85% of the amount of savings, if any, that the Company realizes in U.S. federal, state, local and foreign income taxes as a result of (a) the Business Combination and related transactions, (b) exchanges of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (c) payments made under the TRA. See Note 17—Related Party Transactions in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information as well as the expected timing of payments.
Contractual Obligations
We have various non-cancelable operating leases in connection with the leases of our office spaces and equipment. The related lease agreements, which range from non-cancelable to month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. See Note 5—Leases in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information as well as the expected timing of payments. Our London and New York office leases expire in December 2022 and September 2023, respectively, and given our significant historical growth, we anticipate expanding our square footage meaningfully in both locations which will increase our contractual obligations, including capital expenditures for leasehold improvements.
In addition, PWP OpCo sponsors certain deferred compensation arrangements whereby portions of compensation related to employees (including Working Partners) providing services to the Company are deferred and paid in later periods. The deferred compensation amounts are charged to expenses over the period that each employee (including Working Partners) is required to provide services in order to vest in the payment. Refer to Note 14—Other Compensation and Benefits in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information.
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
Credit Risk
We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality, age of the accounts receivable, and the current economic conditions that may affect a client’s ability to pay such amounts owed to the Company. We maintain an allowance for credit losses that, in our opinion, provides for an adequate reserve to cover current expected credit losses. Refer to Note 2—Summary of Significant Accounting Policies in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information.
Exchange Rate Risk
The Company is exposed to exchange rate risk as a result of entering into transactions that are not denominated in the functional currency of its operating subsidiaries, as well as having foreign subsidiaries with non-U.S. dollar functional currencies. For the years ended December 31, 2021, 2020 and 2019, the net impact of non-functional currency-related transaction gains and losses recorded in Other income (expense) on our Consolidated Statements of Operations was a $0.2 million loss, a $0.2 million loss, and a $0.9 million loss, respectively. In addition, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, Euro, and Canadian dollar and our reporting currency, the U.S. dollar, resulting in translation gains and losses. For the years ended December 31, 2021, 2020, and 2019, the net impact of the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) within our Consolidated Statements of Comprehensive Income (Loss) was a $1.5 million loss, $3.5 million gain, a $0.8 million gain, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future.
As of December 31, 2021, we held balances of $46.9 million of non-U.S. dollar denominated currencies, composed of pound sterling, the Euro, and Canadian dollars.
Critical Accounting Policies
We believe that the critical accounting policies included below represent those that are most important to the presentation of our financial condition and results of operations and require management's most difficult, subjective and complex judgment.
The preparation of our historical consolidated financial statements and related disclosures in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our historical consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period for which they are determined to be necessary.
Revenue and Expense Recognition
The services provided under contracts with clients include transaction-related advisory services, fairness opinion services, research and trading services, and underwriting services, each of which are typically identified as a separate performance obligation in contracts that contain more than one type of service. Additionally, the Company is typically reimbursed for certain professional fees and other expenses incurred that are necessary in order to provide services to the client. These fees and related reimbursements are recorded when incurred to the relevant expense item and Revenues, respectively, in the consolidated statements of operations.

The Company recognizes revenue from providing advisory services when or as its performance obligations are fulfilled. The majority of the Company’s advisory revenue is recognized over time. However, certain performance obligations may be recognized at a point in time if the performance obligation represents a singular objective that does not transfer any notable value until formally completed, such as when issuing fairness opinions. The Company provides its advisory services on an ongoing basis, which, for example, may include evaluating and selecting one of multiple strategies. During such engagements, the Company’s clients continuously benefit from its advice as the Company is providing financial and strategic advice throughout the engagement, and accordingly, over time revenue recognition matches the transfer of such benefits.
Although the Company’s transaction-related advisory services meet the criteria for over time revenue recognition, the fee structures often involve an “all or nothing” consideration amount and the associated fees are predominantly considered variable as they are often based on the ultimate transaction value or the outcome ultimately achieved and/or are susceptible to factors outside of the Company’s influence, such as third-party negotiations, regulatory approval, court approval, and shareholder votes.
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
Revenue associated with underwriting services includes management fees, selling concessions and underwriting fees attributable to public and private offerings of equity and debt securities. The nature of the Company’s underwriting services is raising capital on behalf of an issuer and therefore is typically accounted for as a single performance obligation. A separate performance obligation is identified in instances in which the contract with the client includes an over-allotment option. The Company’s underwriting services generally do not meet any of the requirements for revenue to be recognized over time and, therefore, the Company typically recognizes underwriting revenue on the pricing date of the offering, which is when the Company receives the pricing wire communication from the lead underwriter detailing the underwriting fees to which the Company is entitled. Similarly, the performance obligation associated with the over-allotment is satisfied at the point in time at which the option is exercised.

The Company’s role in underwriting commitments is usually as a co-manager or passive bookrunner, rather than as the lead underwriter. Accordingly, the Company estimates its share of transaction related expenses incurred by the underwriting syndicate on the pricing date of the offering and presents these expenses gross within Travel and related expenses in the consolidated statements of operations. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are presented net of allowance for credit losses based on the Company’s assessment of the collectability of client accounts. The Company maintains an allowance for credit losses account that, in management’s opinion, provides for an adequate reserve to cover estimated losses on accounts receivable. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company’s historical credit loss experience of its client receivables and taking into consideration current market conditions and supportable forecasts that affect the collectability of the reported amount. The Company also regularly reviews the age of the receivables, credit worthiness of the client and the current economic conditions that may affect a client’s ability to pay such amounts owed to the Company and as a result may recognize a specific credit loss reserve. Accounts receivable also includes accrued revenue which represents amounts due from clients and recognized as revenue in accordance with the Company’s revenue recognition polices, but unbilled as of the date of the consolidated financial statements.
Income Taxes
Prior to the Business Combination, PWP operated as a partnership, and therefore, was generally not subject to U.S. federal and state corporate income taxes. Subsequent to the Business Combination, PWP is a corporation and is subject to U.S. federal and state corporate income taxes on its proportionate share of taxable income generated by the operating partnership, PWP OpCo, as well as any standalone income (or loss) generated at the PWP parent-entity level. PWP OpCo is treated as a partnership, and as a result, taxable income (or loss) generated by PWP OpCo flows through to its limited partners, including PWP, and is generally not subject to U.S. federal or state income tax at the partnership level. The Company primarily conducts business through disregarded entities held by PWP OpCo, as well as non-U.S. subsidiaries which generally operate as corporate entities in various non-U.S. jurisdictions. Certain non-U.S. subsidiaries are subject to income taxes in their respective local jurisdictions, and therefore, the related income tax provision is reported in the Consolidated Statements of Operations.
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

The Company analyzes its tax positions for all U.S. federal, state and local tax jurisdictions where it is required to file income tax returns in accordance with the provisions of ASC 740. This standard establishes consistent thresholds for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the relevant taxing authority upon audit. This standard requires a two-step process in which (i) determination is made whether it is more-likely-than-not that the tax position will be sustained based on the technical merits of the position, and (ii) those tax positions that meet the more-likely-than-not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. If upon performance of an assessment pursuant to ASC 740 the Company determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as Interest expense and General, administrative and other expenses in the Consolidated Statements of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth above in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Credit Risk.”

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Perella Weinberg Partners

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Perella Weinberg Partners (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.
New York, New York
March 11, 2022

Perella Weinberg Partners
Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$502,773	$329,063
Restricted cash	2,002	1,845
Accounts receivable, net of allowance	46,914	40,802
Due from related parties	4,225	289
Fixed assets, net of accumulated depreciation and amortization	10,362	17,189
Intangible assets, net of accumulated amortization	32,352	38,932
Goodwill	34,383	34,383
Prepaid expenses and other assets	24,313	25,792
Right-of-use lease assets	39,912	53,444
Deferred tax asset, net	21,091	1,214
Total assets	$718,327	$542,953
Liabilities and Equity
Accrued compensation and benefits	$311,500	$213,524
Deferred compensation programs	11,221	17,208
Accounts payable, accrued expenses and other liabilities	31,048	22,246
Deferred revenue	7,845	10,598
Lease liabilities	43,448	58,229
Debt, net of unamortized debt discounts and issuance costs	—	146,965
Warrant liabilities	27,805	—
Amount due pursuant to tax receivable agreement	14,108	—
Total liabilities	446,975	468,770
Commitments and Contingencies (Note 18)
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 43,649,319 issued and 42,649,319 outstanding at December 31, 2021)	$4	$—
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 50,154,199 issued and outstanding at December 31, 2021)	5	—
Additional paid-in-capital	158,131	—
Retained earnings (accumulated deficit)	(18,075)	—
Accumulated other comprehensive income (loss)	(1,746)	(2,326)
Treasury stock, at cost (1,000,000 shares of Class A common stock at December 31, 2021)	(12,000)	—
Partners' capital	—	76,509
Total Perella Weinberg Partners equity / Partners’ capital	126,319	74,183
Non-controlling interests	145,033	—
Total equity	271,352	74,183
Total liabilities and equity	$718,327	$542,953

The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues	$801,662	$518,986	$533,297
Expenses
Compensation and benefits	504,364	374,332	349,819
Equity-based compensation	96,330	24,815	193,299
Total compensation and benefits	600,694	399,147	543,118
Professional fees	41,891	42,880	39,265
Technology and infrastructure	28,355	27,281	27,070
Rent and occupancy	26,406	27,958	27,802
Travel and related expenses	6,261	5,725	19,656
General, administrative and other expenses	16,982	15,060	15,653
Depreciation and amortization	14,489	15,531	15,852
Total expenses	735,078	533,582	688,416
Operating income (loss)	66,584	(14,596)	(155,119)
Non-operating income (expenses)
Related party income	7,516	9,263	8,810
Other income (expense)	761	185	108
Change in fair value of warrant liabilities	(4,897)	—	—
Loss on extinguishment of debt	(39,408)	—	—
Interest expense	(7,606)	(15,741)	(15,395)
Total non-operating income (expenses)	(43,634)	(6,293)	(6,477)
Income (loss) before income taxes	22,950	(20,889)	(161,596)
Income tax benefit (expense)	(18,927)	(3,453)	(2,423)
Net income (loss)	4,023	$(24,342)	$(164,019)
Less: Net income (loss) attributable to non-controlling interests	13,444
Net income (loss) attributable to Perella Weinberg Partners	$(9,421)
Net income (loss) per share attributable to Class A common shareholders (1)
Basic	$(0.22)
Diluted	$(0.66)
Weighted-average shares of Class A common stock outstanding (1)
Basic	42,595,712
Diluted	92,749,911

(1)For the year ended December 31, 2021, net income (loss) per share of Class A common stock and weighted-average shares of Class A common stock outstanding is representative of the period from June 24, 2021 through December 31, 2021, the period following the Business Combination, as defined in Note 1—Organization and Nature of Business. For more information, refer to Note 15—Net Income (Loss) Per Share Attributable to Class A Common Shareholders.

The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$4,023	$(24,342)	$(164,019)
Foreign currency translation gain (loss)	(1,481)	3,494	837
Comprehensive income (loss)	2,542	$(20,848)	$(163,182)
Less: Comprehensive income (loss) attributable to non-controlling interests	12,883
Comprehensive income (loss) attributable to Perella Weinberg Partners	$(10,341)

The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Changes in Equity
(Dollars in Thousands)

		Shares								Accumulated Other Comprehensive Income (Loss)
	Partners’ Capital	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)		Non- Controlling Interests	Total Equity
Balance at December 31, 2018	$99,176	—	—	—	$—	$—	$—	$—	$—	$(6,657)	$—	$92,519
Net income (loss)	(164,019)	—	—	—	—	—	—	—	—	—	—	(164,019)
Equity-based compensation	193,299	—	—	—	—	—	—	—	—	—	—	193,299
Distributions to partners	(38,376)	—	—	—	—	—	—	—	—	—	—	(38,376)
Other	(2,355)	—	—	—	—	—	—	—	—	—	—	(2,355)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	837	—	837
Balance at December 31, 2019	$87,725	—	—	—	$—	$—	$—	$—	$—	$(5,820)	$—	$81,905
New accounting pronouncement adoption	(188)	—	—	—	—	—	—	—	—	—	—	(188)
Net income (loss)	(24,342)	—	—	—	—	—	—	—	—	—	—	(24,342)
Equity-based compensation	24,815	—	—	—	—	—	—	—	—	—	—	24,815
Distributions to partners	(11,989)	—	—	—	—	—	—	—	—	—	—	(11,989)
Other	488	—	—	—	—	—	—	—	—	—	—	488
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	3,494	—	3,494
Balance at December 31, 2020	$76,509	—	—	—	$—	$—	$—	$—	$—	$(2,326)	$—	$74,183
Net income (loss) prior to Business Combination	59,857	—	—	—	—	—	—	—	—	—	—	59,857
Equity-based compensation prior to Business Combination	11,761	—	—	—	—	—	—	—	—	—	—	11,761
Foreign currency translation gain (loss) prior to Business Combination	—	—	—	—	—	—	—	—	—	526	—	526
Distributions to partners prior to Business Combination	(47,389)	—	—	—	—	—	—	—	—	—	—	(47,389)
Other, prior to Business Combination	374	—	—	—	—	—	—	—	—	—	—	374
Effect of Business Combination	(101,112)	42,956,667	50,154,199	—	4	5	—	133,832	—	974	154,619	188,322
Net income (loss) after Business Combination	—	—	—	—	—	—	—	—	(9,421)	—	(46,413)	(55,834)
Equity-based awards after Business Combination	—	—	—	—	—	—	—	45,594	—	—	39,678	85,272
Distributions to partners after Business Combination	—	—	—	—	—	—	—	—	—	—	(18,542)	(18,542)
Liability awards reclassification to equity	—	—	—	—	—	—	—	3,912	—	—	—	3,912
Issuance of Class A common stock for vested RSUs	—	692,652	—	—	—	—	—	—	—	—	—	—
Withholding payments on vested RSUs	—	—	—	—	—	—	—	(10,462)	—	—	—	(10,462)
Dividends declared ($0.14 per share of Class A common stock)	—	—	—	—	—	—	—	230	(8,654)	—	—	(8,424)
Foreign currency translation gain (loss) after Business Combination	—	—	—	—	—	—	—	—	—	(920)	(1,087)	(2,007)
Other, after Business Combination	—	—	—	—	—	—	—	870	—	—	933	1,803
Treasury stock purchase	—	—	—	(1,000,000)	—	—	(12,000)	—	—	—	—	(12,000)
Change in ownership interests	—	—	—	—	—	—	—	(15,845)	—	—	15,845	—
Balance at December 31, 2021	$—	43,649,319	50,154,199	(1,000,000)	$4	$5	$(12,000)	$158,131	$(18,075)	$(1,746)	$145,033	$271,352

The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$4,023	$(24,342)	$(164,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on debt extinguishment	39,408	—	—
Equity-based awards vesting expense	97,033	24,815	193,299
Depreciation and amortization	14,489	15,531	15,852
Amortization of debt discounts and deferred financing costs	2,087	3,964	3,386
Change in fair value of warrant liabilities	4,897	—	—
Non-cash operating lease expense	17,361	17,069	14,462
Deferred taxes	(3,716)	(564)	692
Bad debt expense	646	2,991	2,270
Other	(319)	19	(147)
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	(7,127)	27,527	(2,684)
Due from related parties	(3,612)	1,537	(1,249)
Prepaid expenses and other assets	(15,205)	3,089	(1,267)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	103,851	19,348	(148,421)
Deferred compensation programs	(5,939)	2,756	2,667
Accounts payable, accrued expenses and other liabilities	7,780	2,966	(5,555)
Deferred revenue	(2,667)	8,717	23
Lease liabilities	(18,082)	(19,516)	(15,416)
Net cash provided by (used in) operating activities	234,908	85,907	(106,107)
Cash flows from investing activities
Distributions from company-owned life insurance policies	—	—	150
Purchases of fixed assets	(1,462)	(5,522)	(7,417)
Other	(978)	—	—
Net cash provided by (used in) investing activities	(2,440)	(5,522)	(7,267)
Cash flows from financing activities
Proceeds from Business Combination, including PIPE Investment	355,021	—	—
Payment of Business Combination costs	(23,895)	—	—
Draw down of Revolving Credit Facility	—	22,000	20,000
Principal payment on Revolving Credit Facility	(27,690)	(32,000)	(10,000)
Redemption of Convertible Notes	(160,930)	—	—
Redemption of partners’ interests	(104,540)	—	—
Distributions to partners	(65,931)	(11,989)	(38,376)
Dividends paid	(5,990)	—	—
Withholding payments for vested RSUs	(10,462)	—	—
Treasury stock purchases	(12,000)	—	—
Debt issuance costs	(361)	—	—
Proceeds from Partner Promissory Note	1,757	—	—
Other	—	—	(1,837)
Net cash provided by (used in) financing activities	(55,021)	(21,989)	(30,213)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,580)	5,930	1,638
Net increase (decrease) in cash, cash equivalents and restricted cash	173,867	64,326	(141,949)
Cash, cash equivalents and restricted cash, beginning of period	330,908	266,582	408,531
Cash, cash equivalents and restricted cash, end of period	$504,775	$330,908	$266,582
Supplemental disclosure of non-cash investing activity
Liability awards reclassification to equity	$3,912	$—	$—
Dividends declared and unpaid	$2,664	$—	$—
Lease liabilities arising from obtaining right-of-use lease assets	$4,111	$14,192	$2,314
Net assets of deconsolidated affiliate	$394	$—	$—
Supplemental disclosures of cash flow information
Cash paid for income taxes	$12,547	$2,242	$1,680
Cash paid for interest	$5,515	$11,777	$11,758
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 1—Organization and Nature of Business
Perella Weinberg Partners and its consolidated subsidiaries, including PWP Holdings LP (“PWP OpCo”) (collectively, “PWP” and the “Company”), is a global independent advisory firm that provides strategic and financial advice to a wide range of clients. The Company’s activities as an investment banking advisory firm constitute a single business segment that provides a range of advisory services related to mission-critical strategic and financial decisions, mergers and acquisitions advice and execution, capital markets advisory, shareholder and defense advisory, capital structure and restructuring, underwriting, equity research and private capital raising.
Perella Weinberg Partners (formerly known as FinTech Acquisition Corp. IV (“FTIV”)) was incorporated in Delaware on November 20, 2018 as a special purpose acquisition company for the purpose of acquiring through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction, one or more businesses or assets. On June 24, 2021 (the “Closing Date” or “Closing”), the Company consummated a business combination pursuant to that certain Business Combination Agreement, dated as of December 29, 2020, by and among FTIV, FinTech Investor Holdings IV, LLC, FinTech Masala Advisors, LLC (together with FinTech Investor Holdings IV, LLC, the “Sponsor”), PWP OpCo, PWP GP LLC, PWP Professional Partners LP (“Professional Partners”), and Perella Weinberg Partners LLC (“Professionals GP”) (the “Business Combination Agreement”). As contemplated by the Business Combination Agreement, (i) FTIV acquired certain partnership interests in PWP OpCo, (ii) PWP OpCo became jointly-owned by Perella Weinberg Partners, Professional Partners and certain existing partners of PWP OpCo, and (iii) PWP OpCo serves as the Company’s operating partnership as part of an umbrella limited partnership C-corporation (Up-C) structure (collectively with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). See Note 3—Business Combination for additional discussion related to the transaction.
The operations of PWP OpCo are conducted through a wholly-owned subsidiary, Perella Weinberg Partners Group LP (“PWP Group”), and its subsidiaries which are consolidated in these financial statements. PWP GP LLC is the general partner that controls PWP OpCo. The limited partner interests of PWP OpCo are held by Investor Limited Partners (the “ILPs”) and Professional Partners. The Company shareholders are entitled to receive a portion of PWP OpCo’s economics through their direct ownership interests in shares of Class A common stock of PWP. The non-controlling interest owners of PWP OpCo receive economics through ownership of PWP OpCo Class A partnership units (“PWP OpCo Units”). See Note 11—Stockholders' Equity for additional information.
Historical Transactions
PWP OpCo was formed under Delaware law on November 30, 2016 in conjunction with a business combination between NoCo A L.P. and Tudor, Pickering, Holt & Co., LLC (the “TPH Business Combination”). Prior to February 28, 2019, PWP OpCo owned and operated two distinct businesses: investment banking advisory (“Advisory business”) and asset management (“Asset Management business”).
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
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements reflect the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All intercompany balances and transactions between the consolidated subsidiaries comprising the Company have been eliminated in the accompanying consolidated financial statements.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The Business Combination was treated as a reverse recapitalization transaction between entities under common control, whereby PWP OpCo was considered the accounting acquirer and predecessor entity and therefore recognized the carrying value of the net assets of FTIV as an equity contribution with no incremental goodwill or intangible assets. The historical operations of PWP OpCo are deemed to be those of the Company. Thus, the consolidated financial statements included in this Annual Report on Form 10-K reflect (i) the historical operating results of PWP OpCo prior to the Business Combination and (ii) the combined results of the Company following the Business Combination. See Note 3—Business Combination for additional discussion related to the transaction.
Prior to the Separation in February 2019, assets and liabilities held by PWP Group were for both the Advisory and Asset Management businesses. Based on an evaluation of the guidance under SAB Topic 5.z.7, Accounting for the spin-off of a subsidiary, it was determined that the Separation should be reflected as a change in reporting entity. As such, the accompanying consolidated financial statements of the Company retroactively reflect the Separation, including all distributions and transactions in conjunction therewith, and exclude the Asset Management business for the year ended December 31, 2019.
Assets and liabilities associated with the Asset Management business that historically were held at PWP Group were specifically identified and allocated to the Asset Management business using the same methodology applied at the time of the Separation and therefore were removed from these consolidated financial statements along with their related cash flows. The Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) reflect the Advisory business’ share of certain corporate functions and shared services, including, but not limited to, executive oversight, accounting, treasury, tax, legal, compliance, human resources, rent and occupancy, procurement, information technology, and other shared services. Where feasible, the expense allocations were made on a specific identification basis, and in other cases, these expenses were allocated based on a pro-rata basis of headcount, relative usage or another basis depending on the nature of the expense. Refer to Note 17—Related Party Transactions for further information.
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and the assumptions underlying these estimates are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary.
In preparing the consolidated financial statements, management makes estimates regarding the following:
•measurement of amount due pursuant to the tax receivable agreement;
•measurement and timing of revenue recognition;
•adequacy of the allowance for credit losses;
•measurement and realization of deferred taxes;
•measurement of equity-based awards;
•evaluation of goodwill and intangible assets;
•fair value measurement of financial instruments; and
•other matters that affect the reported amounts and disclosures of contingencies in the consolidated financial statements.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less from the date of purchase. As of December 31, 2021 and 2020 the Company had no cash equivalents. The Company maintains cash with banks and brokerage firms, which from time to time may exceed federally insured limits.
Restricted cash represents cash that is not readily available for general purpose cash needs. As of December 31, 2021 and 2020, the Company had restricted cash of $2.0 million and $1.8 million, respectively, maintained as collateral for letters of credit related to certain office leases.
A reconciliation of the Company’s cash, cash equivalents and restricted cash as of December 31, 2021 and 2020 is presented below:

	December 31,
	2021	2020
Cash	$502,773	$329,063
Cash equivalents	—	—
Restricted cash	2,002	1,845
Cash, cash equivalents and restricted cash as shown on statements of cash flows	$504,775	$330,908
Accounts Receivable
Accounts receivable are presented net of allowance for credit losses based on the Company’s assessment of collectability. The Company regularly reviews its accounts receivable for collectability and an allowance is recognized for credit losses, if required. As of December 31, 2021 and 2020, $2.5 million and $5.1 million of accrued revenue, respectively, was included in Accounts receivable, net of allowance for credit losses on the Consolidated Statements of Financial Condition. These amounts represent amounts due from clients and recognized as revenue in accordance with the Company’s revenue recognition policies but unbilled at the end of the period.
Accounts receivable represents amounts due from clients from various industry and geographic backgrounds. As of December 31, 2021, certain accounts receivable in the aggregate amount of $13.6 million, were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, $6.7 million was subsequently received after year end. As of December 31, 2020, no accounts receivable were individually greater than 10% of the Company’s total gross accounts receivable.
Allowance for Credit Losses
On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) under the modified retrospective approach. This new standard replaces the incurred loss impairment methodology for financial instruments with the current expected credit loss (“CECL”) model which requires an estimate of future credit losses.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The Company maintains an allowance for credit losses that, in management’s opinion, provides for an adequate reserve to cover estimated losses on accounts receivable. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company’s historical credit loss experience of its client receivables and taking into consideration current market conditions and supportable forecasts that affect the collectability of the reported amount. The Company updates its average credit loss rates periodically and maintains a quarterly allowance review process to consider current factors that would require an adjustment to the credit loss allowance. In addition, the Company periodically performs a qualitative assessment to monitor risks associated with current and forecasted conditions that may require an adjustment to the expected credit loss rates. The Company also regularly reviews the age of the receivables, credit worthiness of the client and the current economic conditions that may affect a client’s ability to pay such amounts owed to the Company and as a result may recognize a specific credit loss reserve. Changes to expected credit losses during the period are included in General, administrative and other expenses in the Consolidated Statements of Operations. After concluding that a reserved accounts receivable is no longer collectible, the Company reduces both the gross receivable and the allowance for credit losses.
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of December 31, 2021 and December 31, 2020, the net assets of PWP OpCo were $268.5 million and $74.2 million, respectively. As of December 31, 2021 and December 31, 2020, the Company did not consolidate any VIEs other than PWP OpCo that were deemed material to the consolidated financial statements.
Equity Method Investments
When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting. The investment balance related to an equity method investee reflects the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of the investee. Equity method investments are included within Prepaid expenses and other assets on the Consolidated Statements of Financial Condition. The Company reflects its share of income and losses of the investee in Other income (expense) on the Consolidated Statements of Operations using the most recently available earnings data for the reporting period.
Fair Value of Financial Instruments
The carrying values of the Company’s financial instruments approximate their fair value as of December 31, 2021 and 2020 due to their short-term nature or the bearing of market interest rates. Refer to Note 16—Fair Value Measurements and Investments for discussion on the fair value of the Company’s assets and liabilities that qualify as financial instruments under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”).
Fixed Assets
Fixed assets include furniture and fixtures, equipment, software development costs and leasehold improvements, which are all stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, including (i) five years for furniture, fixtures and equipment; (ii) the lesser of the estimated life of the improvement or the remaining term of the lease for leasehold improvements; and (iii) three years for software development costs. The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be fully recovered.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Prepaid Expenses and Other Assets
Generally, the majority of Prepaid expenses and other assets consists of prepaid expenses. Prepaid expenses relate to various services, including subscriptions, software licenses and insurance, which are amortized over the life, related service period or policy.
When applicable, deferred offering costs are also presented within Prepaid expenses and other assets. As of December 31, 2020, cumulative offering costs of $9.1 million were deferred in relation to the Business Combination and were netted against proceeds of the Business Combination on the Closing Date. Prior to the Business Combination, the Company had deferred $14.8 million of costs associated with its pursuit of a traditional initial public offering, but upon termination of this process in May 2020, expensed this amount to Professional fees on the Consolidated Statements of Operations.
As of December 31, 2021, Prepaid expenses and other assets included deferred offering costs of $0.9 million related to a primary offering of shares of its Class A common stock. Refer to Note 20—Subsequent Events for additional information regarding this offering.
Warrants
The Company evaluated the public and private warrants under ASC Topic 815, Derivatives and Hedging (“ASC 815”), and concluded that they do not meet the criteria to be classified as equity in the Consolidated Statements of Financial Condition. Since the public and private warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities at fair value upon the closing of the Business Combination in accordance with ASC 820, Fair Value Measurement, with subsequent changes in their respective fair values recorded in Change in fair value of warrant liabilities on the Consolidated Statements of Operations and on the Consolidated Statements of Cash Flows.
Tax Receivable Agreement
In connection with the Business Combination as described in Note 3—Business Combination, PWP entered into a tax receivable agreement with PWP OpCo, Professional Partners and ILPs under which PWP agreed to payment of 85% of the amount of savings, if any, that PWP realizes in U.S. federal, state, local and foreign income taxes as a result of (i) the Business Combination and related transactions, (ii) exchanges of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (iii) payments made under the tax receivable agreement. Management’s best estimate of the amounts expected to be owed in connection with the tax receivable agreement at each reporting date are reported within the Amount due pursuant to tax receivable agreement on the Consolidated Statements of Financial Condition.
Goodwill and Intangible Assets
Goodwill is recorded for the excess of the fair value of consideration transferred over the fair value of identifiable net assets, including other intangibles, acquired at the time of an acquisition. Goodwill is periodically reviewed, and tested at least annually, for impairment, and when certain events or circumstances indicate impairment may exist. Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of an operating segment for which discrete financial information is available that is regularly reviewed by management.
In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), the Company can opt to perform a qualitative assessment to test goodwill for impairment to determine whether it is more likely than not (a likelihood of more than 50 percent) that an impairment has occurred. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value, a quantitative assessment is performed to (i) calculate the fair value of the reporting unit and compare it to its carrying value; and (ii) if the carrying value exceeds its fair value, an impairment loss is recognized for the excess. Alternatively, the Company can forego the qualitative assessment and only perform the quantitative assessment to test goodwill for impairment.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Intangible assets are derived from customer relationships, trade names and trademarks. Identifiable finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of ten years, reflecting the average time over which such intangible assets are expected to contribute to cash flow. The Company reviews intangible assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.
Deferred Compensation
The Company enters into certain deferred compensation arrangements whereby portions of compensation related to certain employees and partners are deferred and paid in later periods. The deferred compensation amounts are charged to expenses over the period that each employee and partner is required to provide services in order to vest in the payment. Refer to Note 14—Other Compensation and Benefits for further information.
Leases
See Note 5—Leases for further information regarding leases that fall under ASC Topic 842, Leases (“ASC 842”).
Income Taxes
Prior to the Business Combination, the Company operated as a partnership, and therefore, was generally not subject to U.S. federal and state corporate income taxes. Subsequent to the Business Combination, PWP is a corporation and is subject to U.S. federal and state corporate income taxes on its proportionate share of taxable income generated by the operating partnership, PWP OpCo, as well as any standalone income (or loss) generated at the PWP entity level. PWP OpCo is treated as a partnership, and as a result, taxable income (or loss) generated by PWP OpCo flows through to its limited partners, including PWP, and is generally not subject to U.S. federal or state income tax at the partnership level. The Company primarily conducts business through disregarded entities held by PWP OpCo, as well as non-U.S. subsidiaries which generally operate as corporate entities in various non-U.S. jurisdictions. Certain non-U.S. subsidiaries are subject to income taxes in their respective local jurisdictions, and therefore, the related income tax provision is reported in the Consolidated Statements of Operations.
Taxes are accounted for using the asset and liability method of accounting pursuant to ASC Topic 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases, using tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent on the amount, timing and character of the Company’s future taxable income. When evaluating the realizability of deferred tax assets, all evidence – both positive and negative – is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing temporary tax differences and tax planning strategies.
The Company analyzes its tax positions for all U.S. federal, state and local tax jurisdictions where it is required to file income tax returns in accordance with the provisions of ASC 740. This standard establishes consistent thresholds for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the relevant taxing authority upon audit. This standard requires a two-step process in which (i) determination is made whether it is more-likely-than-not that the tax position will be sustained based on the technical merits of the position, and (ii) those tax positions that meet the more-likely-than-not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. If upon performance of an assessment pursuant to ASC 740 the Company determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as Interest expense and General, administrative and other expenses in the Consolidated Statements of Operations.
Refer to Note 9—Income Taxes for further information.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Debt Discounts and Issuance Costs
The Company presents its outstanding debt principal, net of the unamortized debt discounts and issuance costs on the Consolidated Statements of Financial Condition. Debt discounts and issuance costs are amortized using the effective interest method to determine interest expense over the life of the underlying debt instrument.
Foreign Currencies
In the normal course of business, the Company may enter into transactions not denominated in U.S. dollars. Foreign exchange gains and losses arising from such transactions are included in Other income (expense) in the Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains and losses are translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive loss in the Consolidated Statements of Changes in Equity.
Revenue and Expense Recognition
See Note 4—Revenue and Receivables from Contracts with Customers for further information on contracts within the scope of ASU 2014-09.
Interest Income
The Company typically earns interest on cash at banks, which is recorded on an accrual basis.
Compensation and Benefits
Compensation and benefits expense consists of salaries, bonuses (discretionary awards and guaranteed amounts), severance, deferred compensation, as well as payroll and related taxes and benefits for the Company’s employees. In all instances, compensation expense is accrued over the requisite service period. Refer to Note 14—Other Compensation and Benefits for further information.
Equity-based compensation relates to equity-based awards granted to employees and partners of the Company. In all instances of equity-based awards, compensation expense is recognized over the requisite vesting period in an amount equal to the fair value of the awards at the grant date. Equity-based compensation expense for employees and partners is included in Equity-based compensation on the Consolidated Statements of Operations and equity-based compensation expense for non-employees is included in Professional fees on the Consolidated Statements of Operations. Refer to Note 13—Equity-Based Compensation for detail of amounts included in each financial statement line item. The Company accounts for forfeitures of awards as they occur rather than applying an estimated forfeiture rate. For an award with service-only conditions that has a graded vesting schedule, the Company recognizes the compensation cost for the entire award on a straight-line basis over the requisite service period, ensuring that the amount recognized is at least equal to the vested portion of the award at each reporting date.
Non-Controlling Interests
For entities that are consolidated but not 100% owned, a portion of the income or loss and equity is allocated to holders of the non-controlling interest. The aggregate of the income or loss and corresponding equity that is owned by the holders of the non-controlling interest is included in non-controlling interest in the consolidated financial statements. Non-controlling interests are presented as a separate component of equity on the Consolidated Statements of Financial Condition. Net income (loss) includes the net income (loss) attributable to the holders of the non-controlling interests on the Consolidated Statements of Operations. Profits and losses of PWP OpCo are allocated to the non-controlling interests in proportion to their ownership interest regardless of their basis, with an exception for certain equity-based compensation expense which are fully attributed to non-controlling interests. Refer to Note 13—Equity-Based Compensation for further information.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
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
Contingencies and Litigation
The Company records loss contingencies if (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements; and (ii) the amount of loss can be reasonably estimated. If one or both criteria for accrual are not met, but there is at least a reasonable possibility that a loss will occur, no accrual for a loss contingency is recorded. However, the Company describes the contingency and provides detail, when possible, of the estimated potential loss or range of loss. If an estimate cannot be made, a statement to that effect is made. Costs incurred with defending matters are expensed as incurred. Accruals related to loss contingencies are recorded in Other income (expenses) in the Consolidated Statements of Operations.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of Net income (loss) and Other comprehensive income (loss). The Company’s Other comprehensive income (loss) is comprised of foreign currency cumulative translation adjustments.
Recently Adopted Accounting Pronouncements
Leases—Effective January 1, 2019, the Company adopted the new lease accounting standard, ASU 2016-02, Leases (“ASU 2016-02”) which requires lessees to recognize on its Balance Sheet (Statement of Financial Condition), assets and liabilities for all leases, other than the leases that meet the definition of short-term leases, at the option of the lessee.
The Company used the alternative transition approach which allows the guidance to be applied initially at the adoption date without restating comparative periods. The Company did not have a cumulative-effect adjustment to retained earnings as of the date of adoption. The Company elected the transition package of practical expedients to alleviate certain operational complexities related to the adoption, but has not elected the use of hindsight practical expedient. Following the adoption of the lease standard, the present value of the Company’s lease commitments for leases with terms of more than one year and related assets are reflected as Lease liabilities and Right-of-use lease assets on the Consolidated Statements of Financial Condition. The impact of adoption of the lease guidance as of January 1, 2019 did not have any material impact on the Consolidated Statements of Operations or Consolidated Statements of Cash Flows, but had the following impact on the Consolidated Statements of Financial Condition:

	Adoption
	December 31, 2018	Adjustments	January 1, 2019
Right-of-use lease assets	$—	$70,199	$70,199
Lease liabilities	—	78,394	78,394
Deferred rent	8,927	(8,927)	—
Prepaid expenses and other assets	28,959	(732)	28,227
See Note 5—Leases for additional information regarding the Company’s leases.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Credit Losses on Financial Instruments—In June 2016, the FASB issued ASU 2016-13. ASU 2016-13 provides amendments to ASC Topic 326, Financial Instruments – Credit Losses, which amend the guidance on the impairment of financial instruments and adds an impairment model (the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Entities recognize an allowance for its estimate of expected credit losses as of the end of each reporting period. On January 1, 2020 the Company adopted ASU 2016-13 using the modified retrospective approach by means of a cumulative-effect adjustment to decrease retained earnings by $0.2 million as of January 1, 2020.
Future Adoption of Accounting Pronouncements
No changes to U.S. GAAP that are not yet effective are expected to have a material effect on the Company’s consolidated financial statements.
Note 3—Business Combination
On June 24, 2021, the Company consummated a business combination pursuant to the Business Combination Agreement dated as of December 29, 2020, by and among the Company (previously FTIV), the Sponsor, PWP OpCo, PWP GP LLC, PWP GP, Professional Partners, and Professionals GP. Pursuant to the Business Combination Agreement, among other things, (i) FTIV acquired certain partnership interests in PWP OpCo, (ii) PWP OpCo became jointly-owned by PWP, Professional Partners and certain existing partners of PWP OpCo, and (iii) PWP OpCo now serves as the Company’s operating partnership as part of an Up-C structure. The Business Combination was treated as a reverse recapitalization transaction between entities under common control, whereby PWP OpCo was considered the accounting acquirer and predecessor entity and therefore recognized the carrying value of the net assets of FTIV as an equity contribution with no incremental goodwill or intangible assets.
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
In connection with the consummation of the Business Combination, the following occurred:
•Pursuant to the Sponsor Share Surrender and Share Restriction Agreement executed concurrently with the Business Combination Agreement among the Sponsor, FTIV, PWP OpCo and certain other parties (the “Surrender Agreement”), which was amended on May 4, 2021, Sponsor surrendered and forfeited to FTIV 1,023,333 shares of Class B common stock, par value $0.0001 per share, of FTIV;
•All outstanding shares of FTIV’s Class B common stock (other than the 1,023,333 shares of FTIV Class B common stock that were forfeited by the Sponsor) were converted into shares of FTIV’s Class A common stock, and FTIV’s outstanding warrants were assumed by the Company and became exercisable for shares of Company Class A common stock on the same terms as were contained in the warrant agreements prior to the Business Combination;
•FTIV acquired newly-issued common units of PWP OpCo in exchange for $355.0 million in cash and 42,956,667 shares of Class A common stock. The cash contributed equated to the proceeds from the PIPE Investment and the outstanding cash balances and marketable securities held in a trust account of FTIV as of Closing;
•FTIV issued new shares of Class B-1 common stock, which have 10 votes per share, and Class B-2 common stock, which have one vote per share, to PWP OpCo, with the Class B-1 common stock being distributed to and owned by Professional Partners and the Class B-2 common stock being distributed to and owned by ILPs, with the number of shares of such common stock issued to PWP OpCo equal the number of PWP OpCo Units that were held by Professional Partners and ILPs, respectively, following the Closing;

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
•Professional Partners contributed the equity interests of PWP GP, the general partner of PWP OpCo, to FTIV;
•PWP OpCo repaid all of its indebtedness including $150.0 million of Convertible Notes and $27.7 million of the Revolving Credit Facility, both as defined in Note 10—Debt, as well as accrued interest and applicable premium, resulting in a Loss on debt extinguishment of $39.4 million;
•PWP OpCo first redeemed PWP OpCo Units held by certain electing ILPs in the amount of $80.5 million, and second, redeemed PWP OpCo Units held by certain electing former working partners in the amount of $28.6 million; and
•FTIV was renamed “Perella Weinberg Partners.”
On the Closing Date, the Company recorded $22.2 million in public warrant liabilities and $0.7 million in private warrant liabilities, which represented their fair value on such date. See Note 12—Warrants for further information. In conjunction with the Business Combination, the Company incurred approximately $2.9 million in transaction expenses, which were recorded in Professional fees on the Consolidated Statements of Operations, as well as $27.6 million of offering costs which were offset against the proceeds of the Business Combination.
At the time of the Closing, there were 42,956,667 shares of Class A common stock and 50,154,199 shares of Class B common stock outstanding. The number of shares of Class B common stock outstanding corresponds to the number of PWP OpCo Units attributable to Professional Partners and the ILPs. Such PWP OpCo Units are exchangeable into shares of PWP’s Class A common stock on a one-for-one basis and represent the non-controlling ownership interests in the Company. Class B-1 and B-2 common stock have de minimis economic rights. See Note 11—Stockholders' Equity for additional information.
Concurrent with the Closing, the Company entered into certain other related agreements which are discussed further in Note 11—Stockholders' Equity and Note 17—Related Party Transactions.
Note 4—Revenue and Receivables from Contracts with Customers
The services provided under contracts with clients include transaction-related advisory services, fairness opinion services, research and trading services, and underwriting services, each of which are typically identified as a separate performance obligation in contracts that contain more than one type of service. As discussed in detail below, each performance obligation meets the criteria for either over time or point in time revenue recognition. The following table disaggregates the Company’s revenue between over time and point in time recognition:

	Year Ended December 31,
	2021	2020	2019
Over time	$749,067	$494,295	$503,052
Point in time	52,595	24,691	30,245
Total revenues	$801,662	$518,986	$533,297
Additionally, the Company is typically reimbursed for certain professional fees and other expenses incurred that are necessary in order to provide services to the client. These fees and related reimbursements are recorded when incurred to the relevant expense item and Revenues, respectively, in the Consolidated Statements of Operations. Reimbursable expenses billed to clients was $5.0 million, $6.5 million, and $6.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Fairness Opinion Services
Although the Company usually provides fairness opinion services in conjunction with and in the same contract as other transaction-related advisory services, fairness opinion services are considered to be a separate performance obligation in such contracts because they could be obtained separately, and the Company is able to fulfill its promise to transfer transaction-related advisory services independent from its promise to provide fairness opinion services. The Company typically charges a separate, fixed fee associated with fairness opinion services that represents the standalone selling price of the fairness opinion services. The fee is recognized at the point in time at which the fairness opinion is delivered rather than over the period of time during which the services are being performed because the client does not simultaneously receive and consume the benefit of the Company’s performance to provide the fairness opinion but rather receives the benefit upon delivery of the fairness opinion itself. Payments for fairness opinion services are generally due upon delivery of the fairness opinion. The Company recognizes a receivable between the date of delivery of the fairness opinion and payment by the client.
Research and Trading Services
The Company provides research on the energy and related industries and related equity and commodity markets. The Company’s research clients continuously benefit from the research provided throughout arrangements between the Company and such clients, and, accordingly, over time revenue recognition matches the transfer of such benefits. Recipients of this research compensate the Company for these market insights in two ways—either by direct payment (the amount of which is typically at the client’s discretion based upon the perceived value of the research services provided) or through trades directed through the Company’s trading desk (for commission generation) or through third-party commission sharing agreements. Generally, the Company does not provide trading services separate and apart from research services (i.e., clients do not typically execute trades through the Company in the normal course of business; rather, trade execution is used as a means to be compensated for research services).
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
Underwriting Services
Revenue associated with underwriting services includes management fees, selling concessions and underwriting fees attributable to public and private offerings of equity and debt securities. The nature of the Company’s underwriting services is raising capital on behalf of an issuer and therefore is typically accounted for as a single performance obligation. A separate performance obligation is identified in instances in which the contract with the client includes an over-allotment option. The Company’s underwriting services generally do not meet any of the requirements for revenue to be recognized over time and, therefore, the Company typically recognizes underwriting revenue on the pricing date of the offering, which is when the Company receives the pricing wire communication from the lead underwriter detailing the underwriting fees to which the Company is entitled. Similarly, the performance obligation associated with the over-allotment is satisfied at the point in time at which the option is exercised.
The Company’s role in underwriting commitments is usually as a co-manager or passive bookrunner, rather than as the lead underwriter. Accordingly, the Company estimates its share of transaction-related expenses incurred by the underwriting syndicate on the pricing date of the offering and presents these expenses gross within Travel and related expenses in the Consolidated Statements of Operations. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Contract Costs
Incremental costs of obtaining a contract are expensed as incurred as such costs are generally not recoverable. Costs to fulfill contracts consist of out-of-pocket expenses that are part of performing transaction-related advisory services and are typically expensed as incurred as these costs are related to performance obligations that are satisfied over time.
Remaining Performance Obligations and Revenue Recognized from Past Performance
As of December 31, 2021, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied is $6.4 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services and fairness opinion services.
During the years ended December 31, 2021, 2020, and 2019, the Company recognized revenue of $313.2 million, $177.4 million, and $217.9 million, respectively, related to performance obligations that were satisfied or partially satisfied in prior periods, mainly due to constraints on variable consideration in prior periods being resolved for transaction-related advisory services.
Contract Balances
The timing of revenue recognition may differ from the timing of payment. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment.
The Company records deferred revenue (otherwise known as contract liabilities) when it receives fees from clients that have not yet been earned or when the Company has an unconditional right to consideration before all performance obligations are complete (e.g., receipt of certain announcement, retainer or upfront fees before the performance obligation has been fully satisfied). As of December 31, 2021 and 2020, the Company recorded $7.8 million and $10.6 million, respectively, for these contract liabilities which are presented as Deferred revenue on the Consolidated Statements of Financial Condition. For the years ended December 31, 2021, 2020, and 2019, $10.6 million, $1.7 million and $1.6 million, respectively, of the respective beginning deferred revenue balance was recognized as revenue and was primarily related to the Company’s transaction-related advisory services performance obligations that are recognized over time.
Allowance for Credit Losses
The allowance for credit losses activity for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
Beginning Balance(1)	$1,045	$1,924	$—
Bad debt expense	646	2,991	2,270
Recoveries	710	—	—
Write-offs	(551)	(3,588)	(540)
Foreign currency translation and other adjustments	1	(282)	6
Ending Balance	$1,851	$1,045	$1,736
__________________
(1)Beginning balance for the year ended December 31, 2020 includes the cumulative adjustment of approximately $0.2 million which reflects the increase in the Company’s allowance for credit losses upon adoption of ASU 2016-13 and the CECL model on January 1, 2020. See Note 2—Summary of Significant Accounting Policies for further information.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 5—Leases
The Company leases office space and certain office equipment under operating lease agreements. The Company determines if an arrangement or contract is a lease at inception and does not separate lease and non-lease components of the contract. The Company records the present value of its commitments for leases with terms of more than one year on the Consolidated Statements of Financial Condition as a right-of-use asset with the corresponding liability. Right-of-use assets are subject to certain adjustments for lease incentives, deferred rent and initial direct costs. The Company elected the practical expedient not to separate lease components and non-lease components in calculating the net present value of the lease payments on office space and office equipment leases. Thus the measurement of the right-of-use asset and corresponding lease obligation use one single combined component. All leases were determined to be operating leases. Right-of-use assets represent the Company’s right to use the underlying assets for their lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from these leases. The Company’s lease agreements do not contain any residual value guarantees. Lease expense is recognized on a straight-line basis over the lease term for new leases and over the remaining lease term for existing leases already in place at January 1, 2019 (date of adoption of ASC 842).
The implicit discount rates used to determine the present value of the Company’s leases are not readily determinable, thus, the Company uses its incremental borrowing rate to determine the present value of its lease payments. The determination of an appropriate incremental borrowing rate requires significant assumptions and judgement. The Company’s incremental borrowing rate was calculated based on the Company’s recent debt issuances and market conditions at the time of adoption or upon entering into a new lease, as applicable. The Company weights the rates appropriately depending on the term of the leases. Renewal and termination terms of the Company’s leases vary depending on the lease. The Company estimates the expected lease terms by assuming the exercise of renewal options and extensions where an economic penalty exists that would preclude the abandonment of the lease at the end of the initial non-cancelable term and the exercise of such renewal or extension is at the sole discretion of the Company. Certain lease agreements are secured by security deposits, which are reflected in Prepaid expenses and other assets on the Consolidated Statements of Financial Condition.
In conjunction with the Separation, the Company entered into sublease agreements for a portion of its Houston and New York office space with PWP Capital Holdings LP through 2027 and 2022, respectively. These subleases are considered operating leases. The subleases do not include renewal options and the Company has the right to terminate these subleases for any reason after giving 90 days prior written notice. Sublease income is recognized on a straight-line basis over the term of the lease. The Company elected the practical expedient not to separate lease components and non-lease components for these subleases. During the year ended December 31, 2021, the Houston sublease was terminated, and the New York sublease was modified to extend the term and reduce the subleased space. See additional information regarding these subleases in Note 17—Related Party Transactions.
Significant New Leases and Lease Modifications
In July 2020, the Company modified the terms of its New York office space lease by shortening the lease term of certain floor space and extending the contractual lease term of other floor space. These contractual changes were treated as a modification of the original lease. The modified lease was reassessed and continues to be considered an operating lease. The lease liability was remeasured as of the modification date and resulted in an increase of $12.9 million and a corresponding increase to the right-of-use asset as well as a $0.1 million gain, which was recognized as Other income (expense) on the Consolidated Statements of Operations.
In May 2021, the Company extended the term of its New York office lease by five months, which resulted in an increase to Lease liabilities and a corresponding increase to Right-of-use lease assets of $5.1 million. On July 26, 2021, the Company executed a lease amendment to vacate a portion of its Houston office space, which resulted in a $1.9 million decrease to Right-of-use lease assets, a $2.4 million decrease to Lease liabilities and a $0.5 million gain recorded in Other income (expense) in the Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Other information as it relates to the Company’s operating leases is as follows:

	Year Ended December 31,
	2021	2020
Weighted-average discount rate - operating leases	2.45%	4.07%
Weighted-average remaining lease term - operating leases	3.26 years	3.99 years

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$19,006	$19,486	$19,657
Variable lease cost	4,716	6,145	5,592
Sublease income - operating leases	(2,957)	(3,942)	(3,366)
Total net lease cost	$20,765	$21,689	$21,883

Cash paid for lease obligation	$19,858	$21,532	$21,545
As of December 31, 2021, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases	Sublease Income	Net Payments
2022	$19,119	$616	$18,503
2023	13,670	307	13,363
2024	4,399	—	4,399
2025	2,864	—	2,864
2026	2,857	—	2,857
Thereafter	2,141	—	2,141
Total minimum lease payments	45,050	$923	$44,127
Less: Imputed Interest	(1,602)
Total lease liabilities	$43,448
Note 6—Goodwill and Intangible Assets
Goodwill
In connection with the TPH Business Combination, the Company recorded goodwill in the amount of $34.4 million. Goodwill represents the Advisory business’ portion of goodwill which is based on the relative fair value of the TPH Advisory business as of the date of the TPH Business Combination. Goodwill is primarily attributable to the in-place workforce, which allowed the Company to continue serving its existing client base, begin marketing to potential clients and avoid significant costs reproducing the workforce. No goodwill is expected to be deductible for tax purposes. Based on the Company’s quantitative assessment for impairment, no goodwill impairment was recorded during the years ended December 31, 2021, 2020, and 2019.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Intangible Assets
Intangible assets related to the TPH Business Combination were recognized at their estimated fair values, which was based on certain projected future revenues and involved the use of significant judgment. Below is the detail of the intangible assets:

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(24,095)	$23,305
Trade names and trademarks	18,400	(9,353)	9,047
Total	$65,800	$(33,448)	$32,352

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(19,355)	$28,045
Trade names and trademarks	18,400	(7,513)	10,887
Total	$65,800	$(26,868)	$38,932
The intangible assets are amortized over an average useful life of 10 years. For each of the years ended December 31, 2021, 2020, and 2019, intangible amortization expense was $6.6 million, which is included in Depreciation and amortization in the Consolidated Statements of Operations. Amortization of intangible assets held at December 31, 2021 is expected to be $6.6 million for each of the years ending December 31, 2022, 2023, 2024, and 2025, and $6.0 million for the year ending December 31, 2026. These intangible assets will be fully amortized by November 30, 2026.
Note 7—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries, including the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (FINRA), the Investment Industry Regulatory Organization of Canada (IIROC), the Financial Conduct Authority (FCA) of the United Kingdom (the “UK”) and the Autorité de contrôle prudentiel et de resolution (ACPR) of France. These subsidiaries are subject to various minimum net capital requirements as outlined below. None of the SEC regulated subsidiaries hold funds or securities for, or owe money or securities to, clients or carry accounts of or for clients, and as such are all exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of December 31, 2021 and 2020, all regulated subsidiaries were in excess of their applicable capital requirements.
As a result of the minimum capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 8—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Leasehold improvements	$49,610	$49,718
Furniture and fixtures	8,188	8,606
Equipment	15,969	35,293
Software	8,581	14,395
Total	82,348	108,012
Less: Accumulated depreciation and amortization	(71,986)	(90,823)
Fixed assets, net	$10,362	$17,189
Depreciation expense related to fixed assets was $6.7 million, $7.3 million, and $7.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization expense related to software development costs was $1.2 million, $1.7 million, and $1.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
During the year ended December 31, 2021, the Company disposed of certain obsolete assets, substantially all of which were fully depreciated.
Note 9—Income Taxes
The Company’s income (loss) before income taxes is associated with activities in domestic and international jurisdictions, as follows:

	Year Ended December 31,
	2021	2020	2019
Domestic	$256	$(33,803)	$(176,157)
International	22,694	12,914	14,561
Income (loss) before income taxes	$22,950	$(20,889)	$(161,596)
The Company’s operations are generally comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders. The Company is subject to certain foreign, state and local entity-level taxes (for example, the New York City Unincorporated Business Tax). These taxes have been reflected in the Company’s consolidated financial statements and allocated between the Company and the non-controlling interest holders. In addition, the Company is subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from PWP OpCo.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The tax (provision) / benefit consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current
Federal income tax	$(6,500)	$—	$—
State and local income tax	(4,437)	(1,427)	(1,480)
Foreign income tax	(11,641)	(2,615)	(252)
Total current income tax benefit (expense)	(22,578)	(4,042)	(1,732)
Deferred
Federal income tax	1,462	—	(627)
State and local income tax	512	—	(64)
Foreign income tax	1,677	589	—
Total deferred income tax benefit (expense)	3,651	589	(691)
(Provision)/benefit for income taxes	$(18,927)	$(3,453)	$(2,423)
The Company’s effective tax rate is dependent on many factors, including the amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described below varies from the U.S. federal statutory rate primarily because (i) the Company was not subject to U.S. federal corporate income taxes prior to the Business Combination, (ii) a portion of compensation expense is non-deductible, both prior to the Business Combination and for the subsequent period, (iii) the Company has recorded unrecognized tax benefits related to a potential double inclusion of income on its foreign tax returns and (iv) a portion of the Company’s income is allocated to non-controlling interests held in PWP OpCo in which the majority of any tax liability on such income is borne by the holders of such non-controlling interests and reported outside of the consolidated financial statements.
The Business Combination resulted in a $16.1 million increase to the Company’s deferred tax asset primarily related to a step-up in the tax basis of certain assets that will be recovered as those assets are amortized. In connection with the step-up in tax basis generated on the day of the Business Combination, the Company recorded a payable of $14.1 million pursuant to the terms of the tax receivable agreement.
The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

	Year Ended December 31,
	2021	2020	2019
Expected income tax expense at the federal statutory rate	21.0%	21.0%	21.0%
Partnership (income) loss not subject to U.S. corporate income taxes	(21.4%)	(21.0%)	(21.1%)
Foreign income taxes, net of federal benefit	10.7%	(9.7%)	(0.2%)
State and local income taxes, net of federal benefit	15.7%	(6.8%)	(0.9%)
Non-deductible compensation expense	26.0%	—%	—%
Unrecognized tax benefits	26.7%	—%	—%
Other, net	3.8%	—%	(0.3%)
Effective income tax rate	82.5%	(16.5%)	(1.5%)
Current tax receivables and payables are included in Prepaid expenses and other assets and Accounts payable, accrued expenses and other liabilities, respectively, on the Consolidated Statements of Financial Condition.
Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The significant components of deferred tax assets and liabilities included on the Company’s Consolidated Statements of Financial Condition are as follows:

	December 31,
	2021	2020
Deferred tax asset
Step-up in tax basis in PWP OpCo assets	$16,090	$—
Operating lease liabilities	6,601	52
Deferred compensation	6,912	604
Other	2,190	1,622
Deferred tax assets before valuation allowance	31,793	2,278
Valuation allowance	—	(1,024)
Total deferred tax assets	31,793	1,254
Deferred tax liability
Operating right-of-use lease assets	(5,969)	(40)
Intangible assets	(3,118)	—
Other	(1,615)	—
Total deferred tax liabilities	(10,702)	(40)
Deferred tax asset, net	$21,091	$1,214
The realization of deferred tax assets arising from timing differences and net operating losses requires taxable income in future years in order to deduct the reversing timing differences and absorb the net operating losses. The Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. No deferred tax asset has been recorded for the excess of tax basis related to the outside partnership basis of its investment in PWP OpCo for the amount of the deferred tax asset that is not expected to reverse. The Company believes it is more-likely-than-not that the remaining net deferred tax asset recorded as of December 31, 2021 will be recovered in the future based on all available positive and negative evidence.
As of December 31, 2020, as it relates to the deferred tax asset for the Company’s Canadian subsidiary, Tudor, Pickering, Holt & Co. Securities Canada, ULC (“TPH Canada”), the Company concluded that the weight of historical evidence in the form of cumulative losses should be greater than the weight given to projections of future income, which cannot be substantiated until earned. As such, a full valuation allowance was recorded on the TPH Canada deferred tax asset of $1.0 million. During the year ended December 31, 2021, the Company reevaluated the historical evidence and projections of future income in the jurisdiction in which it operates and determined that the realization of the deferred tax assets is probable. As such, the valuation allowance was reversed and there was no valuation allowance related to the deferred tax asset of TPH Canada as of December 31, 2021.
The Company does not have excess basis in its foreign investments and has therefore not provided a deferred tax liability with respect to an outside basis difference in its investment in foreign subsidiaries.
The Company is subject to taxation in the United States and various state, local and foreign jurisdictions. As of December 31, 2021, the Company is not generally subject to examination by the tax authorities for years before 2018.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
A reconciliation of the changes in tax positions for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
Beginning unrecognized tax benefit	$—	$—	$—
Additions for tax positions of prior years	1,574	—	—
Additions for tax positions of current year	4,564	—	—
Ending unrecognized tax benefit	$6,138	$—	$—
The Company classifies interest relating to tax matters and tax penalties as components of income tax expense in its Consolidated Statements of Operations. As of December 31, 2021, there were $6.1 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. For the years ended December 31, 2021, 2020, and 2019, no interest or penalties were accrued with respect to unrecognized tax positions.
Note 10—Debt
The following is a summary of the Company’s debt as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Revolving Credit Facility	$—	$27,690
Convertible Notes	—	150,000
Total debt facilities	—	177,690
Unamortized debt discount and issuance costs (1)	(521)	(30,725)
Total debt, net	$(521)	$146,965
(1) As of December 31, 2021, the Company included unamortized debt issuance costs within Prepaid expenses and other assets on the Consolidated Statements of Financial Position since there were no outstanding borrowings under the Revolving Credit Facility, as defined below.
Credit Agreement – Revolving Credit Facility
The Company has a revolving credit facility (the “Revolving Credit Facility”) with Cadence Bank, N.A. (“Cadence Bank”).
Prior to the Business Combination
On November 11, 2020, the Revolving Credit Facility was amended to extend the maturity date from December 31, 2021 to April 1, 2022. On December 28, 2020, the agreement was further amended to expressly permit the transactions contemplated by the proposed Business Combination.
During the years ended December 31, 2020 and 2019, the Company made principal payments on the Revolving Credit Facility of $32.0 million and $10.0 million, respectively, as well as drawdowns of $22.0 million and $20.0 million, respectively.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
For the period prior to the Business Combination, the Revolving Credit Facility bore interest at a rate per annum equal to either the variable Eurodollar Rate (or London Interbank Offered Rate, LIBOR) or a variable Base Rate (defined as the higher of the (i) Federal Funds Rate plus ½ of 1.0%; (ii) Cadence Bank prime rate; or (iii) Eurodollar Rate plus 1.0%) plus a rate which varies by the Company’s leverage ratio, as noted in the table below.

Applicable Rate
Combined Leverage Ratio	Eurodollar Rate	Base Rate
< 0.50 : 1.00	2.50%	1.50%
≥ 0.50 : 1.00, but < 1.50 : 1.00	2.75%	1.75%
≥ 1.50 : 1.00	3.00%	2.00%
Business Combination Impact
Upon consummation of the Business Combination, the Company repaid all of the outstanding borrowings under the Credit Agreement, which included $27.7 million of principal plus accrued and unpaid interest. In anticipation of the Closing, on June 15, 2021, the Credit Agreement was amended such that as of the Closing Date, (i) the maturity was extended from April 1, 2022 to July 1, 2025, (ii) interest accrues at LIBOR plus a fixed rate of 2.00% per annum (with a 0.25% LIBOR floor) with an alternate base rate option equal to Cadence Bank’s prime rate minus 1.00% (with a 3.25% floor), (iii) up to $15.0 million of the Revolving Credit Facility may be used for the issuance of letters of credit, (iv) up to $20.0 million of incremental revolving commitments may be incurred under the Credit Agreement, and (v) certain financial covenants were amended.
Average Interest rate, Effective Interest Rate and Interest Expense
The weighted average interest rate for the Revolving Credit Facility was 2.62% for the period from January 1, 2021 through June 24, 2021 (the Closing Date) and 3.02%, and 4.95% for the years ended December 31, 2020 and 2019, respectively.
Debt Issuance Cost—Prior to the Business Combination, the Company incurred $1.8 million in issuance costs related to the Credit Agreement, which were amortized to Interest expense using the effective interest method over the life of the Revolving Credit Facility. The effective interest rate of the Revolving Credit Facility taking into account these issuance costs was 3.73% for the period from January 1, 2021 through June 24, 2021 and 3.93% and 6.48% for the years ended December 31, 2020 and 2019, respectively. The amendment that occurred with the Business Combination was accounted for as a modification as opposed to a debt extinguishment in accordance with U.S. GAAP. As such, the unamortized original debt issuance costs as well as the additional $0.4 million in fees incurred to amend the facility are being amortized using the effective interest method to Interest expense over the amended remaining term of the Revolving Credit Facility. Interest expense related to the Revolving Credit Facility was $0.7 million, $1.6 million, and $1.6 million during the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred.
Convertible Notes - Outstanding Prior to the Business Combination
The Company issued 7.0% subordinated unsecured convertible notes with an aggregate principal amount of $150.0 million (the “Convertible Notes”) under a Note Purchase Agreement (as amended, the “NPA”) executed in conjunction with the TPH Business Combination on November 30, 2016 (the “TPH Closing Date”). The Convertible Notes were due to mature on November 30, 2026 (the “Maturity Date”), unless earlier converted or repaid pursuant to the terms. Interest payments were due quarterly; however, until the fifth anniversary of the TPH Closing Date, the Company had the ability to elect to defer its payment of interest up to eight separate times but never exercised this election.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Applicable only to the period after the Separation and before the Business Combination, the NPA named PWP Capital Holdings LP as a guarantor of the Convertible Notes and required that financial covenants be determined on a combined basis with the results of both the Company and PWP Capital Holdings LP for the applicable periods ended.
Debt Discount and Issuance Costs - A portion of the Convertible Notes was issued at a 5.0% original issue discount in the amount of $5.8 million coupled with a 3.0% commitment fee in the amount of $3.5 million. In addition to the discount and commitment fees, the Company incurred debt issuance costs of approximately $1.1 million in relation to the NPA. The debt discounts and issuance costs were amortized using the effective interest method over the term of the Convertible Notes prior to the Business Combination and redemption.
Optional Conversion - In accordance with the NPA, each holder of Convertible Notes (each herein referred to as a “Holder”) had the right at any time on or prior to the Maturity Date, to convert all or a portion of their portion of the Convertible Notes into the Company’s common units at the conversion rate, plus an amount in cash equal to accrued and unpaid interest. The optional conversion was evaluated and deemed to be both beneficial and significant to require separation. The estimated intrinsic value of the Beneficial Conversion Feature (“BCF”) was measured at the most favorable conversion terms and determined to be $32.7 million as of the Closing Date. The recognition of the BCF created a discount on the Convertible Notes with an offsetting increase to Partners’ capital.
Letter Agreements - In December 2020, the Company entered into letter agreements (the “2020 Letter Agreements”) with all Holders, which amended and restated any existing letter agreements, pursuant to which all of the Holders (the “Redeeming Holders”) agreed to collectively tender for redemption $150 million aggregate principal amount of their Convertible Notes (such Convertible Notes, the “Redeemed Notes”) for cash. Pursuant to the terms of the 2020 Letter Agreements, the Redeeming Holders agreed not to convert their Convertible Notes in connection with the Business Combination.
Business Combination Impact and Redemption
Upon consummation of the Business Combination, the Company redeemed the Convertible Notes for $161.6 million, which included the total outstanding $150.0 million aggregate principal, an applicable premium for Redeeming Holders owning at least $5.0 million of principal, and accrued and unpaid interest. The Company recognized a $39.4 million loss on extinguishment of the Convertible Notes composed of the $10.9 million premium and $28.5 million of unamortized debt discount and issuance costs. Each Redeeming Holder was entitled to receive a “top-up” payment if the redemption price was exceeded by the five-day volume weighted average price at which the Company’s Class A common stock traded on the 30th calendar day following the Business Combination plus the aggregate amount of accrued and unpaid interest on such Redeemed Notes. No additional “top-up” payment was required to the Redeeming Holders.
Prior to the Business Combination and redemption, certain of the Redeeming Holders were partners. Refer to Note 17—Related Party Transactions for further information.
Effective Interest Rate and Interest Expense
The effective interest rate of the Convertible Notes, considering the cash coupon rate of 7.0% as well as amortization of the BCF discount, debt discount and issuance costs, was 11.95% for the period from January 1, 2021 through June 24, 2021 (the date such Convertible Notes were redeemed) and 11.95%, and 11.95% for the years ended December 31, 2020, and 2019, respectively. The aggregate interest expense related to the Convertible Notes was $6.9 million, $14.1 million, and $13.8 million during the years ended December 31, 2021, 2020, and 2019, respectively.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 11—Stockholders' Equity
Subsequent to the Business Combination as described in Note 3—Business Combination, the Company’s authorized capital stock consists of 2,200,000,000 shares including (i) 1,500,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), (ii) 300,000,000 shares of Class B-1 common stock, par value $0.0001 per share (the “Class B-1 common stock”), and (iii) 300,000,000 shares of Class B-2 common stock, par value $0.0001 per share (the “Class B-2 common stock” and together with the Class B-1 common stock, the “Class B common stock”), and (iv) 100,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”). Holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Shares of Class A common stock and Class B common stock are not subject to any conversion right and holders of the Class A common stock and Class B common stock do not have preemptive or subscription rights. Additionally, the Company has 7,869,975 warrants outstanding as of December 31, 2021. See Note 12—Warrants for additional information.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Dividends
On August 3, 2021, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock that was paid on September 21, 2021 to each of the holders of Class A common stock of record as of the close of business on September 3, 2021. On November 3, 2021, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock that was paid on December 17, 2021 to each of the holders of Class A common stock of record as of the close of business on December 3, 2021. Holders of Class B common stock also received dividends equal to the amount of dividends made on 0.001 shares of Class A common stock.
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
Non-Controlling Interests
Non-controlling interests represents the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. Professional Partners and the ILPs own 50,154,199 PWP OpCo Units as of December 31, 2021, which represent a 54.01% non-controlling ownership interest in PWP OpCo. These PWP OpCo Units are exchangeable into PWP Class A common stock on a one-for-one basis. Class B-1 and Class B-2 common stock have de minimis economic rights.
Registration Rights Agreement
In connection with the Closing, the Company entered into a registration rights agreement among the Sponsor, Professional Partners, the ILPs and other parties thereto from time to time pursuant to which the Company was required to file with the SEC a registration statement pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”) registering the resale of certain shares of its Class A common stock and certain of its other equity securities, which was filed by the Company with the SEC on July 15, 2021. The Company bears the expenses incurred in connection with the filing of any registration statements filed pursuant to the registration rights agreement. The registration rights agreement does not contain any penalties associated with failure to file or to maintain the effectiveness of a registration statement covering the shares owned by individuals covered by such agreement.
Sponsor Share Surrender and Share Restriction Agreement
Concurrent with the Business Combination Agreement, FTIV, PWP OpCo and certain other parties entered into the Surrender Agreement with the Sponsor, which was amended on May 4, 2021, under which the Founder Shares owned by the Sponsor as of the Closing and certain shares of Class A common stock purchased by the Sponsor as part of private placement units in connection with FTIV’s initial public offering were subject to transfer restrictions for six months following the Closing of the Business Combination, or until December 24, 2021, and certain of the Founder Shares owned by the Sponsor as of the closing continue to be subject to transfer restrictions that lapse in tranches based on share price targets or the 10 year anniversary of the Closing, whichever occurs first. Additionally, if, prior to the fourth anniversary of the Closing, the closing share price is greater than $12.00 per share or $15.00 per share for any 20 trading days out of 30 consecutive trading days (each a “Trigger Date”), then, during the 15 day period following such Trigger Date, the Company shall have the right to purchase from the Sponsor up to an aggregate of 1,000,000 Founder Shares per Trigger Date for a purchase price of $12.00 per share or $15.00 per share, respectively, by providing written notice of such repurchase election to the Sponsor.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
On August 9, 2021, the Company repurchased 1,000,000 Founder Shares from the Sponsor at a purchase price of $12.00 per share for a total purchase price of $12.0 million. The share repurchase was recorded to Treasury stock, at cost, on our Consolidated Statements of Financial Condition as of December 31, 2021.
Stockholder Agreement
On the date of the Closing, PWP and Professional Partners entered into a Stockholders Agreement (the “Stockholders Agreement”), providing for certain approval and director nomination rights in favor of Professional Partners. The Stockholders Agreement provides that for so long as Professional Partners or its limited partners as of the date of the Closing (or their permitted successors or assigns) continue to hold securities representing at least five percent of the Company’s outstanding Class A common stock on an as-exchanged basis (the “5% Condition”), the Board of Directors may not approve, absent the prior consent of Professional Partners, any amendment to the certificate of incorporation or bylaws of the Company, or the limited partnership agreement of PWP OpCo, in each case, that would materially and adversely affect in a disproportionate manner the rights of Professional Partners or its limited partners.
In addition, for so long as the 10% Condition is met, the Board of Directors may not approve, absent the prior consent of Professional Partners, a number of ordinary course operating activities in respect of the Company, PWP OpCo and PWP OpCo’s subsidiaries.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Exchange Rights
In accordance with the PWP OpCo LPA, PWP OpCo Unitholders (other than the Company) may exchange these units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock with the form of consideration determined by the Company. Concurrently with an exchange of PWP OpCo Units for shares of Class A common stock or cash by a PWP OpCo Unitholder who also holds shares of Class B common stock, such PWP OpCo Unitholder will be required to surrender to the Company a number of shares of Class B common stock equal to the number of PWP OpCo Units exchanged, and such shares will be converted into shares of Class A common stock or cash (at our option) which will be delivered to such PWP OpCo Unitholder (at our option) at a conversion rate of 0.001.
The PWP OpCo LPA contains restrictions on the ability to exchange PWP OpCo Units for shares of Class A common stock or cash from an offering of shares of Class A common stock, for the following periods: (i) PWP OpCo Units held by Professional Partners are subject to a restriction for time periods that are fully back-to-back with the lock-up periods contemplated in the amended and restated limited partnership agreement of Professional Partners (generally speaking, such lock-up periods (a) for former working partners, was 180 days after Closing and expired on December 24, 2021; and (b) for working partners, is between three to five years after the Closing), (ii) PWP OpCo Units held by ILPs existing at the time of the Business Combination were subject to such restriction for 180 days after the Closing, which expired on December 24, 2021, and (iii) any other outstanding PWP OpCo Units not previously covered by clauses (i) and (ii) above are subject to such restriction for a period of twelve months following the date on which such PWP OpCo Units were acquired. PWP GP may waive, and in certain cases has waived, the foregoing restrictions for any holder with respect to all or a portion of such holder’s units, with no obligation to do so for any other holder.
Note 12—Warrants
Public Warrants
Each public warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment, and became exercisable on September 29, 2021, the one-year anniversary of FTIV’s initial public offering. A warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The warrants will expire five years after the Business Combination, or earlier upon redemption or liquidation.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
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
Warrant holders do not have the rights or privileges of holders of Class A common stock and any voting rights until they exercise their warrants and receive shares of Class A common stock. After the issuance of shares of Class A common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders. As of December 31, 2021, the Company had 7,666,642 public warrants outstanding.
Private Warrants
The private warrants are identical to the public warrants, except that the private warrants and the Class A common stock issuable upon the exercise of the private warrants were subject to certain restrictions on transfer, assignment or sale until July 24, 2021, 30 days after the completion of the Business Combination. Additionally, the private warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the private warrants are held by someone other than the Sponsor or its permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. As of December 31, 2021, the Company had 203,333 private warrants outstanding.
Valuation of Warrants
The public and private warrants meet the definition of a derivative under ASC 815 and as such, the Company recorded these warrants as liabilities at fair value upon the closing of the Business Combination in accordance with ASC 820 with subsequent changes in their respective fair values recorded in Change in fair value of warrant liabilities on the Consolidated Statements of Operations. See Note 16—Fair Value Measurements and Investments for descriptions of the valuation methodology and further information.
Exercise of Warrants
On September 29, 2021, all of the public and private warrants became exercisable. As of December 31, 2021, none of the warrants were exercised.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 13—Equity-Based Compensation
PWP Omnibus Incentive Plan Awards
Concurrent with the Business Combination, the Company adopted the Perella Weinberg Partners 2021 Omnibus Incentive Plan (the “PWP Incentive Plan”), which establishes a plan for the granting of incentive compensation awards measured by reference to PWP Class A common stock. Under the PWP Incentive Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance restricted stock units (“PSUs”), stock bonuses, other stock-based awards, cash awards or any combination of the foregoing. The maximum aggregate number of shares of Class A common stock reserved for issuance under the PWP Incentive Plan for general purposes (the “General Share Reserve”) is 13,980,000 shares and will be increased on the first day of each fiscal year of the Company beginning in calendar year 2022 by the number of shares of Class A common stock equal to the excess, if any, of (i) 15% of the number of outstanding shares of Class A common stock and the outstanding PWP OpCo Units that are exchangeable for shares of Class A common stock, in each case, on the last day of the immediately preceding fiscal year, over (ii) the number of shares of Class A common stock reserved and available for issuance in respect to future grants of awards under the PWP Incentive Plan as of the last day of the immediately preceding fiscal year. In addition to the General Share Reserve, 10,200,000 shares of Class A common stock (the “Transaction Pool Share Reserve”) are reserved for issuance under the plan through the one-year anniversary of the Business Combination, of which (i) up to 7,000,000 shares are reserved for Transaction Pool RSUs (defined below) and (ii) 3,200,000 shares are reserved for Transaction Pool PSUs (defined below). The Company intends to use newly issued shares of PWP Class A common stock to satisfy vested awards under the PWP Incentive Plan, with the exception of vested awards for certain employees in France which will be issued out of the Company’s treasury shares. Certain employees in France and Canada receive dividend equivalents in the form of additional awards that have the same vesting terms as the original underlying awards. These additional dividend equivalent awards are granted from the General Share Reserve. Awards granted from the General Share Reserve that are subsequently forfeited, cancelled, exchanged, surrendered, terminated or expired are available for future grant. However, awards granted from the Transaction Pool Share Reserve that are subsequently forfeited, cancelled, exchanged, surrendered, terminated or expired are not available for future grant. As of December 31, 2021, 3,574,786 total shares remained reserved and available for future issuance under the PWP Incentive Plan.
Business Combination Awards
During the third quarter of 2021, in connection with the Business Combination, the Company granted awards in the form of (i) restricted stock units out of the Transaction Pool Share Reserve consisting of (a) PSUs that only vest upon the achievement of both service and market conditions (“Transaction Pool PSUs”) and (b) RSUs that vest upon the achievement of service conditions (“Transaction Pool RSUs”) as well as (ii) PSUs out of the General Share Reserve to certain executives that vest upon the achievement of both service and market conditions (“Management PSUs”).
Transaction Pool PSUs — The service condition requirement with respect to the Transaction Pool PSUs is generally satisfied over three to five years, with 20% of the awards vesting on each of the 36, 42, 48, 54 and 60 month anniversaries of the grant date. The market condition requirement will be satisfied in 25% increments upon the publicly traded shares of Class A common stock achieving closing share prices equal to $12, $13.50, $15 and $17 for any 20 trading days out of any 30 consecutive trading days ending prior to the sixth anniversary of the grant date. As of December 31, 2021, the $12 and $13.50 market condition requirements were satisfied.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table summarizes activity related to unvested Transaction Pool PSUs for the year ended December 31, 2021:

	Transaction Pool PSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2021	—	$—
Granted (1)	3,208,126	12.74
Vested	—	—
Forfeited	—	—
Balance at December 31, 2021	3,208,126	$12.74
__________________
(1)Includes dividend equivalents that have been awarded in the form of additional Transaction Pool PSUs that were granted from the General Share Reserve.
The grant date fair value of the Transaction Pool PSUs granted during the year ended December 31, 2021 was $40.9 million. As of December 31, 2021, total unrecognized compensation expense related to unvested Transaction Pool PSUs was $37.2 million, which is expected to be recognized over a weighted average period of 3.67 years.
The Company estimated the fair value of the Transaction Pool PSUs on the grant date using a Monte-Carlo simulation valuation model with the following assumptions:

Assumptions
Risk-free interest rate	0.93%
Dividend yield	2.00%
Volatility factor	32.90%
Transaction Pool RSUs — The Transaction Pool RSUs generally vest in equal annual installments over the requisite service period of three years. The grant date fair value of the Transaction Pool RSUs granted during the year ended December 31, 2021 was $97.7 million, which was based on the PWP stock price on the date of grant. As of December 31, 2021, total unrecognized compensation expense related to unvested Transaction Pool RSUs was $60.0 million, which is expected to be recognized over a weighted average period of 2.44 years.
The following table summarizes activity related to unvested Transaction Pool RSUs for the year ended December 31, 2021:

	Transaction Pool RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2021	—	$—
Granted (1)	6,990,474	13.97
Vested	(1,441,375)	13.97
Forfeited	(98,495)	13.97
Balance at December 31, 2021	5,450,604	$13.97
__________________
(1)Includes dividend equivalents that have been awarded in the form of additional Transaction Pool RSUs that were granted from the General Share Reserve.
Certain employee offer letter awards, that were previously accounted for as liability awards due to a cash settlement option, have been settled using Transaction Pool RSUs. This settlement was treated as a modification of the award, and as such, the liability balance of $3.9 million as of the Transaction Pool RSU grant date was reclassified from Accounts payable, accrued expenses and other liabilities to Additional paid-in capital on the Consolidated Statement of Financial Condition as of December 31, 2021.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Management PSUs — The service condition requirement with respect to the Management PSUs is generally satisfied in two equal installments subject to continued employment on the third and fifth anniversaries of the grant date. The market condition is satisfied upon the achievement of closing stock prices equal to $15, $20, $25 and $30 for any 20 trading days out of any 30 consecutive trading days prior to the fifth anniversary of the grant date, as measured on the last calendar day of each month, subject to linear interpolation between the applicable price points.
The following table summarizes activity related to unvested Management PSUs for the year ended December 31, 2021:

	Management PSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2021	—	$—
Granted	9,500,000	8.86
Vested	—	—
Forfeited	—	—
Balance at December 31, 2021	9,500,000	$8.86
The weighted average grant date fair value of the Management PSUs granted during the year ended December 31, 2021 was $84.2 million. As of December 31, 2021, total unrecognized compensation expense related to unvested Management PSUs was $76.6 million, which is expected to be recognized over a weighted average period of 3.69 years.
The Company estimated the fair value of the Management PSUs on the grant date using a Monte-Carlo simulation valuation model with the following assumptions:

Assumptions
Risk-free interest rate	0.77%
Dividend yield	2.00%
Volatility factor	32.41%
General Awards
On August 31, 2021, the Company granted RSU awards out of the General Share Reserve that vest upon the achievement of service conditions (the “General RSUs”). The Company expects to grant General RSUs from time to time in the ordinary course of business.
The General RSUs vest over the requisite service period, which is generally one to five years. The grant date fair value of the General RSUs granted during the year ended December 31, 2021 was $12.5 million, which was based on the PWP stock price on the date of grant. As of December 31, 2021, total unrecognized compensation expense related to unvested General RSUs was $10.2 million which is expected to be recognized over a weighted average period of 2.60 years.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table summarizes activity related to unvested General RSUs for the year ended December 31, 2021:

	General RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2021	—	$—
Granted	906,836	13.76
Vested	(319)	13.97
Forfeited	—	—
Balance at December 31, 2021	906,517	$13.76
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
Legacy Awards and Professional Partners Awards
Professional Partner Awards
As more fully described below, prior to the Business Combination, Professional Partners granted certain equity-based awards to partners providing services to PWP OpCo (the “Legacy Awards”). In connection with the Business Combination and a related internal reorganization of Professional Partners, an ownership structure was implemented that includes a class of partnership units that allocates increases in value and income and distributions on a pro-rata basis to all holders of such partnership units in accordance with their ownership interests. Pursuant to the internal reorganization, existing Legacy Awards were canceled and replaced by converting each limited partner’s capital interests in Professional Partners attributable to PWP OpCo into a combination of original capital units (“OCUs”), value capital units (“VCUs”), and/or alignment capital units (“ACUs”). The OCUs are held by current limited partners of Professional Partners based on a pro-rata allocation of their existing capital and were fully vested upon recapitalization. The VCUs and ACUs (collectively, “Professional Partners Awards”) are held by current working partners and require services to be performed on behalf of PWP OpCo. The Professional Partners Awards are generally subject to a service-based graded vesting schedule over a three to five-year period. Fully vested Professional Partners Awards are exchangeable for PWP OpCo Units and allow for their exchange into Class A common stock of PWP on a one-for-one basis. Holders of Professional Partners Awards and OCUs are entitled to participate in distributions made on PWP OpCo Units underlying their Professional Partners Awards during the vesting period.
The Company accounted for the cancellation of the Legacy Awards and concurrent grant of Professional Partners Awards as a modification of the Legacy Awards. The fair value of the Professional Partners Awards granted was determined to be incremental value conveyed to the holders of the Legacy Awards and will be accounted for under ASC Topic 718, Compensation—Stock Compensation, with the cost reflected in Equity-based compensation over the requisite service period. The Company will continue to amortize the unrecognized cost associated with the Legacy Awards over its original vesting schedule. The $301.5 million grant-date fair value of the Professional Partners Awards is based on the closing price of PWP Class A common stock on the date of grant as units in Professional Partners are ultimately exchangeable into shares of PWP Class A common stock on a one-for-one basis.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The vesting of Professional Partners Awards does not dilute Perella Weinberg Partners shareholders relative to Professional Partners as Professional Partners’ interest in PWP OpCo does not change as a result of granting those equity awards to its working partners. As a result, all of the compensation expense and corresponding capital contribution associated with the Professional Partners Awards, as well as the remaining compensation expense related to the Legacy Awards, is allocated to non-controlling interests on the Consolidated Statements of Operations and Consolidated Statements of Financial Condition. If any Professional Partners Award is forfeited, the value attributable to the forfeited Professional Partners Award will accrete to all limited partners in Professional Partners based on relative ownership at the time of forfeiture. The accretion of value upon forfeiture reflects a reallocation of value attributable to the forfeited Professional Partners Award and does not result in an incremental grant.
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
As of December 31, 2021, there was $270.2 million of unrecognized compensation expense related to unvested Professional Partners Awards, which is expected to be recognized over a weighted-average period of 4.37 years.
Legacy Awards Prior to Business Combination
Concurrent with the TPH Business Combination, an initial tranche of Legacy Awards was granted to certain partners supporting the Company’s operations. The initial tranche of the Legacy Awards generally vested over a three-year service period beginning on the grant date. Subsequent to the initial tranche, Legacy Awards were granted to partners on a periodic basis in accordance with the LPA and generally vested over four years. Prior to the Business Combination, in the event one of these partners was terminated or left at will before meeting their service requirement, all or a portion of their equity was forfeited and allocated to the other partners in accordance with the LPA. Professional Partners had a right but not an obligation to repurchase the awards upon certain termination events.
During the years ended December 31, 2018 and 2017, Professional Partners granted Legacy Awards in the amount of $4.6 million and $37.6 million, respectively, which vested over a four year service period beginning on the grant date.
The measurement of the grant-date fair value required Professional Partners to make estimates about future operating results and the appropriate risk-adjusted discount rates. The methods used to estimate the fair value of equity-based compensation include the market approach and the income approach, each of which involve a significant degree of judgment. Under the market approach, fair value is determined by multiplying earnings before interest and taxes, depreciation and amortization (“EBITDA”) and revenues by the relevant valuation multiple of comparable public companies—adjusted for differences that impact comparability. Under the income approach, fair value is determined by converting future projected cash flows to a single present value amount (discounted) using current expectations about those future cash flows.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the ranges of the significant assumptions used to develop the grant date fair value of these equity-based awards:

Range for the Year Ended December 31,
Valuation methodology	Significant assumptions	2018	2017
Income approach	Discount rate	9.90% - 10.80%	9.80% - 11.10%
Market approach	Income multiples	12.00 - 20.00	11.00 - 14.00
	Revenue multiples	2.25 - 4.00	2.25 - 4.25
	Growth rate	2.50% - 2.75%	2.50% - 2.75%
On October 1, 2018, the Company modified certain of its existing Legacy Awards, and as a result of the modification, the Company was required to recognize incremental equity-based compensation expense of $74.6 million, which was subject to a graded vesting schedule over a five year service period beginning on October 1, 2018. In connection with the October 1, 2018 modification, the Company utilized a Monte Carlo simulation, in addition to the market and income approaches, to estimate the fair value of the modification. The following table presents the ranges of the significant assumptions used to develop the fair value estimate of this modification:

Valuation methodology	Significant assumptions	Range for October 1, 2018
Monte Carlo simulation	Risk-free interest rate	2.98%
	Expected volatility	30%
	Expected term of the awards granted during the period (years)	5
Income approach	Discount rate	9.90% - 10.80%
Market approach	Income multiples	12.00 - 20.00
	Revenue multiples	2.25 - 4.00
	Growth rate	2.50% - 2.75%
The risk-free interest rate selected was based on a five-year U.S. Treasury rate, which matched the expected term of the award. The stock price volatility selected was based upon an average of historical volatilities of comparable publicly traded companies in industries similar to the Professional Partners, as the Professional Partners did not have a basis for actual stock price volatility. Additionally, it was assumed that no dividends would be paid over the vesting period.
During the year ended December 31, 2019, Professional Partners granted Legacy Awards with a grant date fair value of $14.7 million. The fair value of these awards was estimated using the income approach and assumed a range of discount rates between 3.6% and 12.1%. During the year ended December 31, 2020, Professional Partners granted Legacy Awards with a grant date fair value of $6.4 million. The fair value of these awards was estimated using the income approach and assumed a range of discount rates between 3.8% and 11.2%. During the year ended December 31, 2021, Professional Partners granted Legacy Awards with a grant date fair value of $9.3 million, which was estimated using the income approach and assume a range of discount rates between 2.0% and 9.8%. Under the income approach, fair value is determined by converting future projected cash flows to a single present value amount (discounted) using current expectations about those future cash flows.
During the year ended December 31, 2020, the Company modified certain Legacy Awards that were granted in 2016 by extending the vesting period and changing certain vesting provisions regarding termination, resignation or death/disability. The awards were considered probable of vesting both prior to and post modification and therefore the modification was considered a Type 1 modification. The award value at the time of modification was determined to be less than the original grant date fair value and as a result no additional compensation expense was recognized due to the modification. Additionally, the Company elected to continue to recognize Equity-based compensation expense over the original vesting period.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The Legacy Awards were cancelled in connection with the Business Combination, but the Company will continue to amortize the unrecognized cost associated with the Legacy Awards over the original vesting schedule. As of December 31, 2021, there was $22.9 million of unrecognized compensation cost associated with the Legacy Awards that is expected to be recognized over a weighted-average period of 1.74 years.
The following table presents the expense related to awards that were recorded in Professional fees and components of Equity-based compensation included on the Consolidated Statements of Operations:

	Year Ended December 31,
	2021	2020	2019
Professional fees
PWP Incentive Plan Awards	$703	$—	$—
Total Professional fees	$703	$—	$—

Equity-based compensation
PWP Incentive Plan Awards	$44,891	$—	$—
Legacy Awards (1)	19,105	24,815	193,299
Professional Partners Awards (1)	32,334	—	—
Total Equity-based compensation	$96,330	$24,815	$193,299

Income tax benefit of equity-based awards	$4,901	$—	$—
_________________
(1)The vesting of these awards does not dilute Perella Weinberg Partners shareholders relative to Professional Partners. As such the related equity-based compensation expense is fully attributed to non-controlling interests.
Note 14—Other Compensation and Benefits
Compensation and benefits includes, but is not limited to, salaries, bonuses (discretionary awards and guaranteed amounts), severance and deferred compensation. In all instances, compensation expense is accrued over the requisite service period.
Deferred Compensation Programs
The Company has various deferred compensation plans. Some plans allow employees to defer cash payments for services performed in the past and some plans require future service. The Company recognizes compensation expense over the requisite service period. In addition, certain legacy plans required the Company to invest the deferred amounts into designated brokerage accounts at the employee’s discretion, while others allowed employees to make hypothetical investments in which their deferrals were deemed to be invested. The designated brokerage balances are reflected in Prepaid expenses and other assets on the Consolidated Statements of Financial Condition. The Company maintains company-owned life insurance policies which are designed to offset a portion of the liability for the hypothetical investments of these legacy plans. The cash surrender value of these life insurance policies is also included in Prepaid expenses and other assets on the Consolidated Statements of Financial Condition.
During the year ended December 31, 2019, the Company granted deferred compensation to certain U.S. partners. These awards total approximately $8.8 million and vest on various dates between January 1, 2022 and January 1, 2023 or earlier upon the occurrence of certain events. Forfeiture of unvested grants occurs in the event of involuntary termination, and payment is due on various dates between April 2022 and April 2023 or earlier upon the occurrence of certain events. Also, during the year ended December 31, 2019, the Company entered into deferred profit sharing arrangements with certain UK partners in the amount of $3.4 million. The deferred amounts will be paid to these UK partners on various dates, commencing on December 31, 2020 through April 15, 2023. No deferred compensation awards were granted during the years ended December 31, 2021 and 2020.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Deferred compensation liabilities will be paid at various intervals through 2023 and are presented within Deferred compensation programs on the Consolidated Statements of Financial Condition. During the year ended December 31, 2019, $0.9 million of deferred compensation awards were forfeited. There were no forfeitures during the years ended December 31, 2021 and 2020. Compensation expenses related to these deferred compensation plans was $1.1 million, $5.8 million and $5.5 million for the years ended December 31, 2021, 2020, and 2019, respectively, and are presented within Compensation and benefits in the Consolidated Statements of Operations.
Benefit Plans
Certain employees participate in employee benefit plans, which consists of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code and (ii) a UK pension scheme for UK employees and (iii) a Germany pension plan for employees in Germany.
For the years ended December 31, 2021, 2020 and 2019, expenses related to the Company’s employee benefit plans were $5.0 million, $4.5 million, and $4.4 million, respectively, and are included in Compensation and benefits in the Consolidated Statements of Operations.
Separation and Termination Benefits
In the second quarter of 2020, the Company underwent a review of operations and headcount levels and the decision was made to reduce employee headcount. In conjunction with such reduction, affected employees were offered a combination of separation and transition benefits (the “termination cost”). The total termination cost was approximately $6.0 million which was included in Compensation and benefits in the Consolidated Statements of Operations for the year ended December 31, 2020. These termination costs were fully recognized once the service requirement of the affected employees was complete. The termination costs were substantially paid by December 31, 2020.
Note 15—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The Company analyzed the calculation of net income (loss) per share for periods prior to the Business Combination on June 24, 2021 and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements. Therefore, net income (loss) per share information has not been presented for periods prior to the Business Combination. The basic and diluted net income (loss) per share attributable to Class A common shareholders for the year ended December 31, 2021, as presented on the Consolidated Statements of Operations, represent only the period after the Business Combination to December 31, 2021.
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

For the period from June 24, 2021 through December 31, 2021
Numerator:
Net income (loss) attributable to Perella Weinberg Partners - basic	$(9,421)
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	(51,904)
Net Income (loss) attributable to Perella Weinberg Partners - diluted	$(61,325)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	42,595,712
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	50,154,199
Weighted average shares of Class A common stock outstanding - diluted	92,749,911
Net income (loss) per share attributable to Class A common shareholders
Basic	$(0.22)
Diluted	$(0.66)

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Basic and diluted net income (loss) per share attributable to Class B common shareholders has not been presented as these shares are entitled to an insignificant amount of economic participation.
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
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

For the period from June 24, 2021 through December 31, 2021
Warrants	1,029,210
RSUs and PSUs	275,453
1,304,663
Note 16—Fair Value Measurements and Investments
Fair value is generally based on quoted prices, however if quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of instrument, the characteristics specific to the instrument and the state of the marketplace (including the existence and transparency of transactions between market participants). Financial instruments with readily-available, actively-quoted prices or for which fair value can be measured from actively-quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest) based on inputs:
Level 1 - Unadjusted quoted prices are available in active markets for identical financial instruments as of the reporting date.
Level 2 - Pricing inputs are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in active markets.
Level 3 - Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items. Due to the variable rate nature of the Revolving Credit Facility, the carrying value as of December 31, 2020 approximated the fair value.
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that are measured on a recurring basis pursuant to the above fair value hierarchy levels as of December 31, 2021 and 2020:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets
Investments in mutual funds and other	$500	$—	$—	$500
Cash surrender value of company-owned life insurance	—	565	—	565
Total financial assets	$500	$565	$—	$1,065
Financial liabilities
Warrant liabilities - Public warrants	$27,063	$—	$—	$27,063
Warrant liabilities - Private warrants	—	—	742	742
Total financial liabilities	$27,063	$—	$742	$27,805

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets
Investments in mutual funds and other	$584	$—	$—	$584
Cash surrender value of company-owned life insurance	—	857	—	857
Total financial assets	$584	$857	$—	$1,441
The Company had no transfers between fair value levels during each of the years ended December 31, 2021 and 2020.
As of December 31, 2021 and 2020, the Company held investments related to a legacy deferred compensation program and securities. These amounts are included in Prepaid expenses and other assets on the Consolidated Statements of Financial Condition.
The cash surrender value of company-owned life insurance is included in Prepaid expenses and other assets on the Consolidated Statements of Financial Condition at the amount that could be realized under the contract as of December 31, 2021 and 2020, which approximates fair value.
The public warrants are valued using quoted market prices on the Nasdaq Global Select Market under the ticker PWPPW and are included in Warrant liabilities on the Consolidated Statements of Financial Condition. As of December 31, 2021, the price per public warrant was $3.53.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Management determines the fair value of the private warrants using the Black-Scholes option pricing valuation model (“Valuation Model”). The private warrants are classified as Level 3 as of December 31, 2021 because of the use of significant unobservable inputs in the Valuation Model. The inputs into the Valuation Model for the private warrants, including some significant unobservable inputs, were as follows:

December 31, 2021
Risk-free rate of return	1.19%
Expected volatility	35.06%
Expected dividend yield	2.20%
Expected term (years)	4.48
Exercise price per share	$11.50
Asset price per share	$12.86
The Company’s use of the Valuation Model required the use of the following assumptions:
•The risk-free rate of return assumption was based on the continuously compounded, term-matching, zero-coupon rate derived from a U.S. Treasury yield curve on each valuation date. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•The expected volatility assumption was based on the average of the implied volatility from the Company’s publicly traded warrants and a leverage adjusted volatility of the Company’s publicly traded industry peers. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities.
•The dividend yield was based on the continuously compounded quarterly dividend the Company expects to pay during the term.
The resulting valuation for the private warrants were determined to be $3.65 per unit as of December 31, 2021. The Company had 203,333 private warrants outstanding as of December 31, 2021, resulting in a fair value of $0.7 million recorded within Warrant liabilities in the Consolidated Statements of Financial Condition.
The following table presents changes in Level 3 financial liabilities measured at fair value for the period from June 24, 2021 to December 31, 2021:

Private Warrants
Balance at Business Combination	$675
Change in fair value	67
Balance at end of period	$742
Other Investments
As of December 31, 2021, the Company applies the equity method of accounting to its investment in PFAC Holdings I LLC (“PFAC Holdings”), an indirect parent of PWP Forward Acquisition Corp. I (“PFAC”), a special purpose acquisition company. As of December 31, 2021, the Company’s investment in PFAC Holdings was $1.3 million. The Company’s share of earnings of PFAC Holdings is included in the Consolidated Statements of Operations for the year ended December 31, 2021.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 17—Related Party Transactions
Asset Management Business / PWP Capital Holdings LP
Prior to the Separation, PWP Holdings LP paid for shared costs including compensation for corporate support functions and non-compensation costs such as rent, occupancy, professional services, information technology and communication costs. Such costs were paid on behalf of the Asset Management business and allocated to the Asset Management business on a specific identification basis or on a pro-rata basis of headcount, relative usage or another basis depending on the nature of the expense.
TSA Agreement - In connection with the Separation, the Company entered into a transition services agreement (the “TSA”) with PWP Capital Holdings LP under which the Company agreed to provide certain services to PWP Capital Holdings LP and PWP Capital Holdings LP agreed to provide certain services to the Company. Either party to the TSA may terminate the agreement solely as it applies to the services it receives under the agreement with 90 days prior written notice. The services provided under the TSA primarily relate to administrative services such as legal, human resources, compliance, information technology and certain finance functions. Additionally, the Company pays certain vendors for services that were previously contracted and are shared between PWP Capital Holdings LP and the Company until such time as separate terms can be reached with the vendors or the TSA terminates. Fees for services provided as well as a list of specified vendors are stipulated within the TSA.
Sublease Income - In connection with the Separation, the Company subleases a portion of its office space at its New York location to PWP Capital Holdings LP. The Company also subleased a portion of its office space at its Houston location to PWP Capital Holdings LP, but this sublease was terminated in August 2021. Sublease rent payments are due monthly and are based on PWP Capital Holdings LP’s pro-rata portion of the underlying lease agreements including base rent as well as other lease related charges. See additional information regarding the subleases at Note 5—Leases.
Compensation Arrangements - In addition, PWP Capital Holdings LP has entered into an arrangement with an employee of the Company related to services provided directly to PWP Capital Holdings LP. With respect to services provided to PWP Capital Holdings LP, the amounts paid and payable to the employee now and in the future are recognized by PWP Capital Holdings LP. All compensation related to services this employee provides to the Company are included in Compensation and benefits in the Consolidated Statements of Operations.
Amounts due from PWP Capital Holdings LP are reflected as Due from related parties on the Consolidated Statements of Financial Condition.
The following table shows the components of related party income and expenses related to the TSA and sublease agreements included in the Consolidated Statements of Operations for the periods presented.

	Year Ended December 31,
	2021	2020	2019
Related party income
TSA income - Compensation related	$3,165	$3,837	$4,280
TSA income - Non-compensation related	659	1,484	1,164
Sublease income	2,957	3,942	3,366
Total related party income	$6,781	$9,263	$8,810
Related party expenses
TSA compensation expense(1)	$134	$176	$588
TSA non-compensation expense(2)	—	110	24
	$134	$286	$612
__________________
(1)TSA compensation expense is included in Compensation and benefits in the Consolidated Statements of Operations.
(2)TSA non-compensation expense is included in various financial statement line items in the Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and ILPs under which the Company agreed to payment of 85% of the amount of savings, if any, that the Company realizes in U.S. federal, state, local and foreign income taxes as a result of (i) the Business Combination and related transactions, (ii) exchanges of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (iii) payments made under the tax receivable agreement. As of December 31, 2021, the Company had an amount due of $14.1 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. The Company expects to make the following payments with respect to the tax receivable agreement, which may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
2022	$432
2023	746
2024	757
2025	775
2026	791
Thereafter	10,607
Total payments	$14,108

Partner Promissory Notes
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at an annual rate equal to the Federal Mid-Term Rate on an annual basis. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will. Repayment of the Partner Promissory Notes may be accelerated based on certain conditions as defined in the promissory note agreements and are primarily secured by the partner’s equity interests in PWP OpCo or other affiliate. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Consolidated Statements of Financial Condition in the amounts of $6.0 million and $8.0 million as of December 31, 2021 and 2020, respectively.
During the year ended December 31, 2021, $1.8 million of principal and interest was repaid to the Company from partners. During the year ended December 31, 2019, $1.3 million of principal and interest was repaid to the Company from partners and $1.8 million of additional Partner Promissory Notes were issued to certain partners with terms similar to those previously described. No amounts related to the Partner Promissory Notes were repaid to the Company or newly issued by the Company for the year ended December 31, 2020.
During the year ended December 31, 2019 and in connection with the Separation, certain Partner Promissory Notes in the amount of $1.6 million were transferred from the Company to PWP Capital Holdings LP.
Other Partner Loans and Loan Guarantees
In November 2021, PWP OpCo agreed to provide loans to certain partners in an aggregate amount of approximately $3.3 million. These loans are recognized in Due from related parties on the Consolidated Statements of Financial Condition.
The Company has unconditionally guaranteed certain of its partners’ loans with First Republic Bank. Refer to Note 18—Commitments and Contingencies for additional information on the guarantees.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Convertible Notes
Principal amounts of $8.7 million related to the Convertible Notes were held by partners prior to redemption upon closing of the Business Combination. Refer to Note 10—Debt for additional information on the Convertible Notes.
Revolving Credit Facility
An executive of the Company was an independent director on the board of Cadence Bank, the holder of the Revolving Credit Facility, until May of 2019 at which time he retired from that position. Refer to Note 10—Debt for additional information on the Revolving Credit Facility.
Other Related Party Transactions
The Company has a minority interest in PFAC Holdings, an indirect parent of PFAC. The Company earned an advisory fee related to PFAC’s initial public offering of $0.6 million during the year ended December 31, 2021. In addition, the Company receives a fee of $10,000 per month for certain administrative services provided to PFAC.
During the year ended December 31, 2021, the Company earned $3.1 million in advisory fees from entities controlled by a member of the Board of Directors, which are included in Revenues on the Consolidated Statements of Operations. The Company may earn additional advisory fees from these related entities in future periods.
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
Note 18—Commitments and Contingencies
Loan Guarantees
The Company has unconditionally guaranteed certain of its partners’ loans with First Republic Bank (“Lender”) whereby it will pay the Lender upon the occurrence of a default event. The total guarantees related to partners was $3.3 million and $5.6 million as of December 31, 2021 and 2020, respectively. These guarantees are secured by the partners’ interests in Professional Partners. As of December 31, 2021 and 2020, no loan was in default.
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of December 31, 2021 and 2020, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and, after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the consolidated financial statements of the Company as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020, and 2019.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
On October 20, 2015, Perella Weinberg Partners LLC, PWP MC LP, PWP Equity I LP and Perella Weinberg Partners Group LP (collectively, the “PWP Plaintiffs”), filed a complaint against Michael A. Kramer, Derron S. Slonecker, Joshua S. Scherer, Adam W. Verost (collectively, the “Individual Defendants”) and Ducera Partners LLC (together with the Individual Defendants, the “Defendants”) in New York Supreme Court, Commercial Division (the “Court”). The complaint alleges that the Individual Defendants, three former partners and one former employee of the PWP Plaintiffs, entered into a scheme while still at PWP to lift out the PWP Plaintiffs’ restructuring group to form a new competing firm that they were secretly forming in breach of their contractual and fiduciary duties to the PWP Plaintiffs. The complaint contains 14 causes of action, and seeks declaratory relief as well as damages resulting from the Individual Defendants’ breaches of their obligations under the PWP Plaintiffs’ partnership and employment agreements, and from Defendants’ unfair competition and tortious interference with the PWP Plaintiffs’ contracts and client relationships.
On November 9, 2015, the Defendants filed an Answer, Counterclaims, Cross-claims and a Third-Party Complaint, which contained 14 causes of action. On July 17, 2016, the Court issued a decision, dismissing half of the Defendants’ counterclaims and cross-claims with prejudice. On August 18, 2016, the Defendants filed an Amended Answer, Counterclaims, Cross-claims and Third-Party Complaint, which contained only seven counterclaims and cross-claims. On December 12, 2016, the Defendants appealed the dismissal of three of their counterclaims and cross-claims to the New York Appellate Division, First Department (the “First Department”). On August 29, 2017, the First Department issued a decision denying the Defendants’ appeal in its entirety other than allowing only one Defendant to proceed with his breach of fiduciary duty counterclaim. On October 27, 2017, the Defendants moved the First Department for leave to appeal its decision to the New York Court of Appeals. On December 28, 2017, the First Department denied the Defendants’ motion for leave to appeal to the New York Court of Appeals. On April 24, 2018, the Defendants filed a Second Amended Answer, Counterclaims, Cross-claims and Third-Party Complaint, which contains eight counterclaims and cross-claims. The Defendants are seeking declaratory relief and damages of no less than $60 million, as well as statutory interest.
Discovery is complete. Both the PWP Plaintiffs and the Defendants subsequently moved for summary judgment. As of March 20, 2020 the parties had completed briefing their respective motions for summary judgment. The PWP Plaintiffs moved affirmatively for summary judgment on each of their 14 claims and also moved for dismissal of each of the Defendants’ remaining eight counterclaims and cross-claims. The Defendants moved affirmatively for summary judgment on four of their eight counterclaims and cross-claims and also moved for dismissal of each of the PWP Plaintiffs’ 14 claims. The Court held oral argument on the motions for summary judgment on May 27, 2021. The Court has yet to issue a decision on the motions for summary judgement. In addition, on January 19, 2022, Defendants filed a motion for leave to renew one of their counterclaims brought under the New York Labor Law that the Court dismissed in 2016 (the dismissal of which was affirmed by the First Department in 2017). That motion was fully briefed as of February 3, 2022.
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
During the years ended December 31, 2021, 2020, and 2019, the Company incurred $1.1 million, $1.4 million, and $4.0 million, respectively, in legal and professional fees, net of expected insurance reimbursement, related to this litigation. These litigation costs are included in Professional fees in the Consolidated Statements of Operations.
Other
In the ordinary course of business and in connection with hiring certain senior employees, the Company entered into employment agreements whereby the Company committed to grant equity awards to such newly hired employees contingent upon certain events (including, but not limited to, the Company becoming a public company). The Company settled these commitments in the third quarter of 2021 with a grant of awards approved by the compensation committee under our PWP Incentive Plan.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 19—Business Information
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
There was no individual client that accounted for more than 10% of aggregate revenues for the years ended December 31, 2021, 2020, and 2019. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located.

	Year Ended December 31,
	2021	2020	2019
Revenues
United States	$659,947	$387,038	$446,320
International	141,715	131,948	86,977
Total	$801,662	$518,986	$533,297

	December 31,
	2021	2020
Assets
United States	$552,865	$406,884
International	165,462	136,069
Total	$718,327	$542,953
Note 20—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these consolidated financial statements.
On January 1, 2022, the total shares reserved and available for future issuance under the PWP Incentive Plan increased to 13.9 million in accordance with the terms of such plan, and on March 4, 2022, the Company granted 6,322,746 RSUs to certain employees and executive officers pursuant to such plan.
On January 21, 2022, the Company closed its public offering of 3,502,033 shares of Class A common stock (the “Offering”) at a public offering price of $10.75 per share for total gross proceeds of $37.6 million, before deducting underwriting discounts and commissions. All proceeds from the Offering, net of the underwriting discounts and commissions of $0.32 per share or an aggregate of $1.1 million, were used by the Company to purchase from certain non-employee holders (i) outstanding PWP OpCo Units and (ii) outstanding shares of the Company’s Class B common stock. As a result of the use of proceeds, the non-controlling ownership interests in PWP OpCo decreased to 50.17%. Under the terms of the underwriting agreement, directors, officers and certain significant shareholders signed customary lockup agreements with respect to their ownership of Class A common stock.
On February 16, 2022, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be payable on March 17, 2022 to each of the holders of Class A common stock of record as of the close of business on March 3, 2022. Holders of Class B common stock will also receive dividends equal to the amount of dividends made on 0.001 shares of Class A common stock.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
On February 16, 2022, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock with no requirement to purchase any minimum number of shares. Shares may be repurchased under the new repurchase program through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any transactions will be subject to the Company’s discretion.
On February 18, 2022, the Company entered into a lease agreement related to the relocation of its U.K. office to 80 Charlotte Street, London, United Kingdom. The lease has an initial term of 12 years and is expected to commence in mid 2022.
On February 22, 2022, the Company entered into an amendment to its Los Angeles office lease whereby the Company will move to a larger space within the building. The lease is expected to commence in mid 2022 and is scheduled to expire on December 31, 2032.
On February 28, 2022, the Company settled an exchange of certain PWP OpCo Units and certain shares of Class B common stock for 337,048 shares of Class A common stock.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
This Item 9A includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.
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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective cam provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
As discussed elsewhere in this report, we completed the Business Combination on June 24, 2021. Prior to the Business Combination, PWP was a private company and therefore its controls were not required to be designed or maintained in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. The design and implementation of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Below is a list of our directors and their respective ages and a brief account of the business experience of each of them. The information required by Item 10 regarding our executive officers appears as a supplementary item following Item 1B under Part I of this Annual Report on Form 10-K under the title “Information About Our Executive Officers.”

Name	Age	Position
Peter A. Weinberg	64	Chairman and Chief Executive Officer
Joseph R. Perella	80	Chairman Emeritus
Robert K. Steel	70	Vice Chairman
Dietrich Becker	59	Co-President and Director
Andrew Bednar	54	Co-President and Director
Jorma Ollila	71	Director
Ivan G. Seidenberg	75	Director
Jane C. Sherburne	71	Director
Daniel G. Cohen	52	Director
Directors
Peter A. Weinberg has served as our Chairman and Chief Executive Officer since the closing of the Business Combination. Biographical information for Mr. Weinberg is set forth above under “Part I—Supplementary Item. Information About Our Executive Officers”.
Joseph R. Perella has served as our Chairman Emeritus since the closing of the Business Combination. Mr. Perella is a Founding Partner of PWP and served as PWP's Chief Executive Officer from 2006 until 2014. Mr. Perella has approximately 49 years of investment banking experience. Prior to co-founding PWP in 2006, Mr. Perella was a member of Morgan Stanley's Management Committee (from 1993 until 2005) and held several senior positions at the firm, including Vice Chairman, Chairman of Institutional Securities and Investment Banking, and Worldwide Head of the Investment Banking Division. In 1988, Mr. Perella co-founded Wasserstein Perella & Co., Inc. and was Chairman of the Board until September 1993. From 1972 to 1988, Mr. Perella held senior positions at First Boston and was the founder of its Mergers & Acquisitions Group. Mr. Perella received a Bachelor of Science in Business Administration from Lehigh University and a Master’s in Business Administration from Harvard Business School.
Robert K. Steel has served as our Vice Chairman since the closing of the Business Combination. Mr. Steel is a Partner of PWP and served as PWP's Chief Executive Officer from 2014 until February 28, 2019. Mr. Steel has more than 40 years of experience. Prior to joining PWP, he was New York City's Deputy Mayor for Economic Development from 2010 to 2013. In 2008, he was named president and Chief Executive Officer of Wachovia Corporation, where he oversaw the sale of the bank to Wells Fargo & Co. and served on the Wells Fargo board of directors until 2010. Prior to that, Mr. Steel was Under Secretary for Domestic Finance of the United States Treasury from 2006 to 2008. From 1976 to 2004, he worked at Goldman Sachs, rising to Head of the Global Equities Division, Vice Chairman of the firm and a member of its Management Committee. He earned a Bachelor of Arts from Duke University and a Master’s in Business Administration from the University of Chicago's Booth School of Business.
Dietrich Becker has served as our Co-President and a member of our board of directors since the closing of the Business Combination. Biographical information for Mr. Becker is set forth above under “Part I—Supplementary Item. Information About Our Executive Officers”.

Andrew Bednar has served as our Co-President and a member of our board of directors since the closing of the Business Combination. Biographical information for Mr. Bednar is set forth above under “Part I—Supplementary Item. Information About Our Executive Officers”.
Jorma Ollila has served as a member of our board of directors since the closing of the Business Combination. Mr. Ollila is the Former Chairman and CEO of Nokia. Mr. Ollila has more than 40 years of corporate experience. Prior to joining PWP's board, from 1985 to 2012. Mr. Ollila served in various senior positions at Nokia, and served on our Advisory Committee from 2015 until our Advisory Committee disbanded on March 1, 2019. From 1999 to 2012, Mr. Ollila was Chairman of Nokia. Prior to that, Mr. Ollila served as President and CEO from 1992 to 2012, and was previously President of Nokia Mobile Phones and Senior Vice President, Finance. Mr. Ollila began his career at Citibank in 1978 and held various managerial positions within corporate banking in London and Helsinki. Mr. Ollila was the Chairman of Royal Dutch Shell from 2006 to 2015. Mr. Ollila earned a Master of Science in Political Science from the University of Helsinki, a Master of Science in Economics from London School of Economics and a Master of Science in Engineering Physics from Helsinki University of Technology.
Ivan G. Seidenberg has served as a member of our board of directors since the closing of the Business Combination. Mr. Seidenberg serves on the board of directors of Madison Square Garden Sports, a leading publicly traded sports and entertainment company, and served on PWP's Advisory Committee from June 2012 until PWP's Advisory Committee disbanded on March 1, 2019. Mr. Seidenberg retired as the Chairman of the board of directors of Verizon Communications Inc. in December 2011 and previously served as its Chief Executive Officer from 2002 to 2011. Prior to the creation of Verizon Communications Inc. Mr. Seidenberg brings extensive executive leadership, technological and operational experience to the Board from his tenure at Verizon Communications Inc., one of the world's leading providers of communications services. Through his extensive experience on the boards of public companies, Mr. Seidenberg has developed an in-depth understanding of business and corporate governance.
Jane C. Sherburne has served as a member of our board of directors since the closing of the Business Combination. Ms. Sherburne is Principal of Sherburne PLLC. Ms. Sherburne has over 30 years of legal experience, and served on PWP's Advisory Committee from 2015 until PWP's Advisory Committee disbanded on March 1, 2019. Over the past 14 years, Ms. Sherburne has served as General Counsel to several financial institutions, including BNY Mellon, Wachovia and Citi Global Consumer Group. From July 2001 to December 2006, Ms. Sherburne was Deputy General Counsel of Citigroup, Inc. Until July 2001, Ms. Sherburne was a litigation partner at the Washington DC law firm of Wilmer, Cutler & Pickering, having joined the firm in 1984. Ms. Sherburne interrupted her private practice from 1994 to 1997, she served as Special Counsel to the President in the Clinton White House. Ms. Sherburne serves as an independent director on the boards of HSBC USA, HSBC Bank USA, HSBC Finance Corporation and HSBC North America, all of which are indirect wholly-owned subsidiaries of HSBC Holdings plc, and on the board of Teledyne Technologies, Inc. Ms. Sherburne is Chair of the Board of the National Women's Law Center, Chair of the Board of Negotiations Strategies Institute, a member of the Executive Committee of the Lawyers' Committee for Civil Rights Under Law, a member of the Committee for Economic Development, and a member of the American Law Institute. Ms. Sherburne earned a Bachelor of Arts and Master of Social Work from the University of Minnesota and a Juris Doctor from Georgetown University Law Center.
Daniel G. Cohen has served as a member of our board of directors since the closing of the Business Combination. Mr. Cohen served as FTIV's Chief Executive Officer from May 2019 until the closing of the Business Combination, Chief Executive Officer of FinTech III since March 2017, Chairman of the board of directors of FTIV from December 2018 until the closing of the Business Combination and as Chairman of the board of directors of FTIV II since January 2019. Mr. Cohen served as a director and Chief Executive Officer of FinTech II from May 2015 until July 2018. He previously served as a director of FinTech I from November 2013 until July 2016, as FinTech I's President and Chief Executive Officer from August 2014 until July 2016, and as FinTech I's Executive Vice President from July 2014 through August 2014. Mr. Cohen has been the Chairman of Bancorp and Chairman of the Executive Committee of Bancorp's Board of Directors since its inception in 1999. Mr. Cohen is Vice-Chairman of Bancorp Bank's Board of Directors and Chairman of its Executive Committee. Mr. Cohen had previously been Chairman of Bancorp Bank's Board of Directors from September 2000 to November 2003 and, from July 2000 to September 2000, had been Bancorp Bank's Chief Executive Officer. Mr. Cohen has served as the Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, and has, since September 16, 2013, served as the President and Chief Executive of the European Business of Cohen and Company

Inc. (NYSE: COHN), a financial services company with approximately $2.63 billion in assets under management as of September 30, 2020, and as President, a director and the Chief Investment Officer of Cohen and Company Inc.'s indirect majority owned subsidiary, Cohen & Company Financial Limited (formerly known as EuroDekania Management Limited), a Financial Conduct Authority regulated investment advisor and broker dealer focusing on the European capital markets. Mr. Cohen served as Vice Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC from September 16, 2013 to February 21, 2018. Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of Cohen and Company Inc. from December 16, 2009 to September 16, 2013 and as the Chairman of the Board of Directors from October 6, 2006 to September 16, 2013. Mr. Cohen served as the executive Chairman of Cohen and Company Inc. from October 18, 2006 to December 16, 2009. In addition, Mr. Cohen served as the Chairman of the Board of Managers of Cohen & Company, LLC from 2001 to September 16, 2013, as the Chief Investment Officer of Cohen & Company, LLC from October 2008 to September 16, 2013, and as Chief Executive Officer of Cohen & Company, LLC from December 16, 2009 to September 16, 2013. Mr. Cohen served as the Chairman and Chief Executive Officer of J.V.B. Financial Group, LLC (formerly C&Co/PrinceRidge Partners LLC), Cohen and Company Inc.'s indirect broker dealer subsidiary, from July 19, 2012 to September 16, 2013. Mr. Cohen previously served as Chief Executive Officer of RAIT from December 2006, when it merged with Taberna Realty Finance Trust, to February 2009, and served as a trustee from the date RAIT acquired Taberna until his resignation from that position in February 2010. Mr. Cohen was Chairman of the Board of Trustees of Taberna Realty Finance Trust from its inception in March 2005 until its December 2006 acquisition by RAIT, and its Chief Executive Officer from March 2005 to December 2006. Mr. Cohen served as a director of Star Asia, a joint venture investing in Asian commercial real estate, from February 2007 to February 2014 and as a director of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations, from April 2007 to June 2011. Mr. Cohen is a member of the Academy of the University of Pennsylvania, a member of the Visiting Committees for the Humanities and a member of the Paris Center of the University of Chicago. Mr. Cohen is also a Trustee of the List College Board of the Jewish Theological Seminary, a member of the board of the Columbia Global Center in Paris, a Trustee of the Paideia Institute and a Trustee of the Arete Foundation. Mr. Cohen earned a Bachelor of Arts from the University of Chicago.
Family Relationships
There are no family relationships among any of our executive officers or directors.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors, including our chief executive and senior financial officers. The code of business conduct and ethics is available on our website at https://investors.pwpartners.com/. We expect that any amendment to the code of business conduct and ethics, or any waivers of its requirements, will be disclosed on our website promptly following the date of such amendment or waiver.
Governance Documents
We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. Our board of directors will periodically review and reassess our Corporate Governance Guidelines and overall governance structure. Complete copies of our current committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics are available on our website at https://investors.pwpartners.com/.
Board Composition
Our Restated Certificate of Incorporation and Amended and Restated Bylaws provide that our board of directors will consist of not less than three directors nor more than 15 directors, with the exact number of directors to be fixed from time to time by a resolution of our board of directors. Our board of directors currently consists of nine directors.

Our board of directors is divided into three classes of nearly equal size. The initial terms of the Class I, Class II and Class III directors will expire at our 2022, 2023 and 2024 annual meetings of our stockholders, respectively, and in each case, when any successor has been duly elected and qualified or until their earlier resignation, removal or death. Upon the expiration of each initial term, directors will subsequently serve three-year terms if renominated and reelected. Our Class I directors include Mr. Perella, Mr. Seidenberg and Mr. Cohen, our Class II directors include Mr. Ollila, Mr. Steel and Mr. Bednar, and our Class III directors include Mr. Weinberg, Ms. Sherburne and Mr. Becker.
Each of our executive officers serves at the discretion of our board of directors and holds office until his or her successor is duly appointed and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.
In connection with the closing of the Business Combination, we entered into the Stockholders Agreement with Professional Partners. Under the Stockholders Agreement, for so long as the Class B Condition is satisfied, Professional Partners will have the right to designate a number of directors equal to the majority of our board of directors. After the Class B Condition ceases to be satisfied, for so long as the Secondary Class B Condition is satisfied, Professional Partners will have the right to designate a number of directors (rounded up to the nearest whole number) equal to one third of our board of directors. Professional Partners will retain the right to remove any director previously designated by it, for so long as the Class B Condition or the Secondary Class B Condition is satisfied. See “Part III—Item 13. Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.”
Our Restated Certificate of Incorporation provides that, subject to the rights, if any, of the holders of shares of preferred stock then outstanding, directors may be removed from office at any time, with or without cause, by the affirmative vote of at least two-thirds (2/3) of the voting power of the shares entitled to vote in connection with the election of our directors; provided, that at any time the Class B Condition is satisfied, any or all of our directors may be removed from office at any time, with or without cause, by the affirmative vote of the holders of a majority of the voting power of the shares entitled to vote in connection with the election of our directors. Any vacancy on the board of directors may be filled by a majority of the directors then in office.
We are “controlled” by the Limited Partners who manage Professional Partners, and as a result, are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (i) that a majority of our board of directors consist of independent directors, as independence is defined in Rule 10A-3 of the Exchange Act and under the listing standards, (ii) that our board of directors have a compensation and committee comprised solely of independent directors and (iii) that our board of directors either (A) have a nominations committee comprised solely of independent directors or (B) that independent directors constituting a majority of the board’s independent directors select or recommend director nominees in a vote in which only independent directors participate.
Board Committees
Our board of directors has the authority to appoint committees to perform certain management and administrative functions and has two standing committees, an audit committee and a compensation committee, each of which has the composition and the responsibilities described below. Our board of directors may from time to time establish other committees.
Audit Committee
The audit committee oversees our accounting and financial reporting process and the audit of our financial statements and assists our board of directors in monitoring our financial systems and our legal and regulatory compliance. The audit committee is responsible for, among other things:
•appointing, compensating and overseeing the work of our independent auditors, including resolving disagreements between management and the independent registered public accounting firm regarding financial reporting;

•approving engagements of the independent registered public accounting firm to render any audit or permissible non-audit services;
•reviewing the qualifications and independence of the independent registered public accounting firm;
•reviewing our financial statements and related disclosures and reviewing our critical accounting policies and practices;
•reviewing the adequacy and effectiveness of our internal control over financial reporting;
•establishing procedures for the receipt, retention and treatment of accounting and auditing related complaints and concerns;
•preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
•reviewing and discussing with management and the independent registered public accounting firm the results of the annual audit, our quarterly financial statements and our publicly filed reports; and
•reviewing and approving in advance any proposed related person transactions.
The members of our audit committee are Ivan G. Seidenberg, Jorma Ollila and Jane C. Sherburne. Jorma Ollila is the chairman of the audit committee. Our board of directors has determined that Jane C. Sherburne is a financial expert as contemplated by the rules of the SEC implementing Section 407 of the Sarbanes Oxley Act of 2002.
Our board of directors has determined that Ivan G. Seidenberg, Jorma Ollila and Jane C. Sherburne qualify as independent directors pursuant to Nasdaq rules and Rule 10A-3.
Compensation Committee
The compensation committee oversees our compensation policies, plans and programs. The compensation committee is responsible for, among other things:
•reviewing and recommending policies, plans and programs relating to compensation and benefits of our directors, officers and employees;
•reviewing and recommending compensation and the corporate goals and objectives relevant to compensation of our Chief Executive Officer;
•reviewing and recommending compensation and corporate goals and objectives relevant to compensation for executive officers other than our Chief Executive Officer;
•evaluating the performance of our Chief Executive Officer and other executive officers in light of established goals and objectives; and
•administering our equity compensation plans for our employees and directors.
The members of the compensation committee are Ivan G. Seidenberg, Jorma Ollila, Jane C. Sherburne and Daniel G. Cohen. Jane C. Sherburne is the chairman of the compensation committee.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Director Independence
Under the rules of Nasdaq, independent directors must comprise a majority of a listed company's board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company's audit, compensation and nominating and corporate governance committees must be independent. As discussed above, we have availed ourselves of the “controlled company” exception and, as a result, although we have an independent audit committee, we do not have a majority of independent directors on our board. Under the rules of Nasdaq, a director is independent only if our board of directors makes an affirmative determination that the director has no material relationship with us.
We have four “independent directors” as defined in Nasdaq rules and applicable SEC rules. We have determined that Mr. Ollila, Mr. Seidenberg, Ms. Sherburne and Mr. Cohen are “independent” as that term is defined under Nasdaq rules for purposes of serving on our board of directors.
Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”) to file with the SEC reports on Forms 3, 4 and 5 concerning their ownership of and transactions in the common stock and other equity securities of the Company, generally within two business days of a reportable transaction. As a practical matter, the Company seeks to assist its directors and executives by monitoring transactions and completing and filing reports on their behalf.

To our knowledge, based solely on review of the copies of such reports and any amendments thereto furnished to us during or with respect to our most recent fiscal year, all Section 16(a) filing requirements applicable to the Reporting Persons were satisfied, except that a Form 4 was not filed on a timely basis for: (i) FinTech Masala Advisors IV, LLC, Cohen Sponsor Interests IV, LLC, FinTech Masala, LLC and FinTech Masala Holdings, LLC with respect to the shares of the Company’s Class A common stock repurchased by the Company from FinTech Masala Advisors IV, LLC on August 9, 2021; (ii) Cohen Sponsor Interests IV, LLC, FinTech Masala, LLC and FinTech Masala Holdings, LLC with respect to the shares of Class A common stock repurchased by the Company from FinTech Investor Holdings IV, LLC on August 9, 2021; (iii) Cohen Sponsor Interests IV, LLC, FinTech Masala, LLC and FinTech Masala Holdings, LLC with respect to the deemed acquisition of the warrants to purchase shares of Class A common stock on September 29, 2021; (iv) Mr. Robert Steel with respect to the grant of performance-based RSUs on August 31, 2021 (which was filed by the Company on Mr. Steel’s behalf); (v) Ms. Betsy Cohen and Cohen Sponsor Interests IV, LLC with respect to (A) the sale of the shares of the Company’s Class B common stock on each of October 26, 2020 and June 24, 2021, (B) the disposition of shares of Class B common stock on June 24, 2021 and (C) the conversion of shares of Class B common stock into shares of Class A common stock on June 24, 2021; (vi) Mr. Daniel Cohen and Cohen Sponsor Interests IV, LLC with respect to (A) the sale of shares of Class B common stock on October 26, 2020, (B) the disposition of shares of Class B common stock on June 24, 2021, (C) the conversion of shares of Class B common stock into shares of Class A common stock on June 24, 2021 and (D) the sale of shares of Class B common stock on June 24, 2021.

Item 11. Executive Compensation
This section describes the executive compensation of our named executive officers (“NEOs”) for the periods presented below based on the reduced executive compensation disclosure requirements applicable to emerging growth companies.
Our NEOs for the fiscal year ended December 31, 2021 are:
•Peter A. Weinberg, Chief Executive Officer;
•Dietrich Becker, Co-President; and
•Andrew Bednar, Co-President.

Summary Compensation Table for 2021
The following table summarizes the total compensation paid to or earned by each of our NEOs in the applicable year.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	All Other Compensation(4)	Total(4)
Peter A. Weinberg, Chief Executive Officer	2021	$500,000	$15,698,000	$55,550,975	$10,500	$71,759,475
	2020	500,000	4,500,000	513,728	8,550	5,522,278
Dietrich Becker, Co-President(5)	2021	529,480	12,466,103	41,228,122	21,179	54,244,884
	2020	493,696	5,506,304	256,864	19,747	6,276,611
Andrew Bednar, Co-President	2021	500,000	12,498,000	39,416,139	10,500	52,424,639
	2020	500,000	7,500,000	349,335	8,550	8,357,885
(1)Amounts shown in this column reflect the annual base salary earned by each of our NEOs during the applicable calendar year.
(2)Amounts shown in this column represent the bonuses paid to or earned by each of our NEOs in respect of performance during the applicable calendar year. Our annual incentive bonuses are described in greater detail in the section entitled "—2021 Executive Compensation Elements—Annual Incentive Bonuses" below. For 2021, our annual incentive bonuses were paid partly in cash and partly in RSUs granted under the Incentive Plan. In accordance with SEC rules, the entire cash portion of our annual incentive bonuses for 2021 performance is reported in the "Bonus" column of the Summary Compensation Table for 2021. The equity-based portion of our annual incentive bonuses for 2021 performance was granted in the first quarter of 2022 on the tenth trading day after our earnings release for the year ended December 31, 2021, and in accordance with SEC rules, the grant date fair value of such awards will not be reported in the "Stock Awards" column of the Summary Compensation Table for 2021 but will instead be included in the "Stock Awards" column of the Summary Compensation Table for 2022.
(3)Amounts shown in this column represent the grant date fair value (or, to the extent of any modification, the incremental fair value), calculated in accordance with FASB ASC Topic 718, of the equity-based awards granted to our NEOs during the applicable calendar year. For 2021, the amounts shown in this column represent the sum of (i) the grant date fair value, calculated in accordance with FASB ASC Topic 718, of the performance-based RSUs (the "Management Awards") granted to each of our NEOs in August 2021 in connection with the Business Combination and (ii) the incremental fair value, calculated in accordance with FASB ASC Topic 718, conveyed to our NEOs in connection with the cancellation of their legacy equity-based awards in Professional Partners and the replacement of such awards with a combination of original capital units ("OCUs"), VCUs and ACUs in connection with the reorganization of Professional Partners prior to the Business Combination (which will have no economic impact on PWP or PWP OpCo). For a summary of the assumptions used in the valuation of these equity-based awards and modifications, please see the Note "Equity-Based Compensation" to the consolidated financial statements included in this 2021 Form 10-K. The Management Awards granted to our NEOs are described in greater detail in the section entitled "—2021 Executive Compensation Elements—Management Awards" below. The cancellation of our NEO's legacy equity-based awards in Professional Partners and the replacement of such awards with a combination of OCUs, VCUs and ACUs is described in greater detail below in the section entitled "—2021 Executive Compensation Elements —Reorganization of Professional Partners" below.
(4)Amounts shown in this column represent (i) for Messrs. Weinberg and Bednar, the employer safe harbor non-elective contributions made to them in respect of their participation in PWP's 401(k) plan in the applicable calendar year and (ii) for Mr. Becker, the employer contributions made in respect of his participation in PWP's defined contribution pension scheme in the U.K. in the applicable calendar year, each of which are described in more detail in the section entitled "—2021 Executive Compensation Elements—Retirement Arrangements" below.
(5)Amounts shown in this table for Mr. Becker, other than in the “Stock Awards” column, have been converted from pounds sterling to U.S. dollars using the exchange rates of approximately $1.28 and $1.38 for 2020 and 2021, respectively.
2021 Executive Compensation Elements
Each of our NEOs was provided with the following material elements of compensation in 2021:
Base Salary
We provide an annual base salary of $500,000 to each of our NEOs. Consistent with the practice in our industry, base salaries for our NEOs generally comprise a small portion of their total annual compensation. We did not increase the annual base salaries of our NEOs in connection with the Business Combination.

Annual Incentive Bonuses
Annual incentive bonuses are the key component of our short-term executive compensation strategy. We did not set specific performance targets upon which annual incentive bonuses would become payable for 2021. Instead, the annual incentive bonuses payable to our NEOs in respect of 2021 are discretionary in amount and are based on a performance evaluation conducted by our Compensation Committee in consultation with our Chief Executive Officer, which involved an analysis of both overall Company performance and the performance of the individual NEOs and their contributions to PWP. Our Compensation Committee believes that this evaluation process allowed us to link pay with performance in the closest way possible and provided us with the flexibility necessary to take all relevant factors into account in determining the amount of the annual incentive bonuses. Our Compensation Committee believes that this approach is consistent with industry practice and as such provides a better incentive compensation structure than a formulaic bonus structure based solely on the achievement of specific pre-established performance targets, which may not capture all appropriate factors that materially impacted our performance. We did not provide guaranteed cash bonuses to any of our NEOs in respect of 2021.
For 2021, the annual incentive bonuses are payable partly in cash and partly in restricted stock units granted under the Incentive Plan. In December 2021, Messrs. Weinberg, Bednar and Becker received $6.5 million, $3.3 million and $3.3 million, respectively, of the cash portion of their annual incentive bonuses for 2021, subject to their repayment of such amounts upon the occurrence of certain conditions prior to the payment date of the remainder of the cash portion of the annual incentive bonuses in February 2022. Upon the payment date of the remainder of the cash portion of the annual incentive bonuses in February 2022, a portion of the annual incentive bonus became subject to repayment upon the occurrence of certain conditions during a two year period beginning on the date of such payment. The equity-based portion of the annual incentive bonuses for 2021 was granted in the first quarter of 2022 on the tenth trading day after our earnings release for the year ended December 31, 2021.
Retirement Arrangements
PWP maintains a 401(k) retirement savings plan for U.S. employees (including Messrs. Weinberg and Bednar) and provides an employer safe harbor non-elective contribution and an employer discretionary contribution to eligible participants. Limited Partners (including Messrs. Weinberg and Bednar) are eligible for the employer safe harbor non-elective contribution and for the employer discretionary contribution. PWP also maintains a defined contribution pension scheme for U.K. employees (including Mr. Becker) and provides a standard employer contribution to eligible participants. PWP does not maintain any defined benefit pension plans or supplemental executive retirement plans.
Employee Benefits
Eligible employees, including PWP's NEOs, participate in broad-based and comprehensive employee benefit programs, including medical, dental, vision, life and disability insurance. PWP's NEOs participate in these programs on the same basis as eligible employees generally.
Other Executive Compensation Elements
Executive Employment Agreements
We entered into employment agreements with each of Messrs. Weinberg, Becker and Bednar, pursuant to which they each continue to serve as our executive officers in their current positions following the Closing of the Business Combination. The employment agreements were approved by our Compensation Committee.
The employment agreements provide that each NEO will receive an annual base salary of $500,000 subject to annual review by our compensation committee, will continue to be eligible to receive a discretionary annual performance bonus, and will be eligible to receive discretionary annual equity awards pursuant to the Incentive Plan. The employment agreements also provide for one-time grants of equity awards pursuant to the Incentive Plan in the form of Management Awards, as described in “—Management Awards” below. Either party is permitted to terminate the employment agreement at any time by providing 90 days' advance written notice, provided that a NEO's employment may be terminated immediately in the event of a termination for cause.

Each employment agreement incorporates by reference the restrictive covenants applicable to the NEO, including the restrictive covenants set forth in the amended and restated limited partnership agreement of Professional Partners, as described in “—Reorganization of Professional Partners” below.
Transaction Pool Awards
In connection with the Closing, a transaction pool of RSUs (the “Transaction Pool”) was created under the Incentive Plan and allocated to working partners, non-partner employees and certain other eligible recipients. The Transaction Pool is comprised of 10.2 million shares of our Class A common stock (the “Transaction Pool Share Reserve”). Pursuant to the approval of our Compensation Committee, we made one-time grants of RSUs out of the Transaction Pool Share Reserve equal to nearly the amount of the Transaction Pool in August 2021. Approximately 7.0 million shares were granted subject solely to a time-based vesting schedule, and approximately 3.2 million shares were granted subject to a time-based and performance-based vesting schedule. Our NEOs did not receive grants of RSUs under the Transaction Pool.
Management Awards
Shortly before the parties entered into the Business Combination Agreement, the parties discussed, among other things, the structure for proposed management equity awards for certain PWP employees, but ultimately decided that, given the tight timeline to the projected signing date of the Business Combination Agreement, any such awards would be negotiated post-signing. Commencing in early 2021, representatives of FTIV and the Sponsor, including Daniel G. Cohen, resumed preliminary discussions with representatives of PWP about how to incentivize each of our NEOs to lead Perella Weinberg Partners through the next phase of its development as a publicly-traded company. Mr. Weinberg was not involved in these preliminary discussions with FTIV and the Sponsor. Based on these discussions, FTIV and the Sponsor made a preliminary proposal for a performance-based restricted stock unit award that would vest based on the achievement of performance-based vesting conditions that would be satisfied in several installments upon the achievement of certain closing stock price hurdles within a specified period of time following the grant date.
Beginning in February 2021, the individuals who currently serve as our “independent directors” and as the members of our Compensation Committee (Jane C. Sherburne, Daniel G. Cohen, Jorma Ollila and Ivan G. Seidenberg), engaged Exequity LLP, an independent third-party compensation consultant (“Exequity”), and engaged in more than two months of work and held multiple working group and committee meetings to develop the expected terms of the Management Awards described in greater detail below. With assistance from Exequity, including alternatives prepared by Exequity based on market practice and peer group company analyses, Ms. Sherburne and the other members of our Compensation Committee engaged in extensive discussions covering the various considerations involved in granting the Management Awards, including: demonstrating a commitment to pay for performance through the use of at-risk performance-based incentives; the most effective way to structure an award that would align the interests of our NEO's with other shareholders; and peer group company incentive structures, including peer group company examples of price-vesting stock awards.
Upon being presented with the outline of a proposal for the Management Awards being considered by the compensation committee, Mr. Weinberg recommended, among other things, extending the scope of the program to include a small number of other partners who are identified as key to our continued growth. The Compensation Committee incorporated this recommendation into the terms of the Management Awards described in greater detail below. In addition, in light of the Management Awards being contemplated by the Compensation Committee, each of Messrs. Weinberg, Becker and Bednar reallocated the transaction pool awards they would have otherwise been granted pursuant to the Transaction Pool, as described in greater detail below.

As determined by the Compensation Committee, the primary objective of the one-time Management Awards that were granted in connection with the Closing of the Business Combination is to incentivize our NEOs and a small number of other partners recommended by Mr. Weinberg and determined in consultation with the compensation committee to continue the development of PWP and provide strong incentives to grow shareholder value. Specifically, the Management Awards are intended to:
•combine meaningful equity-based ownership levels and realizable pay opportunities, while keeping the program simple to understand, communicate and administer;
•display PWP’s commitment to performance through a long-term incentive program that is entirely at-risk if aggressive performance objectives are not met; and
•incorporate substantive service-based vesting requirements to ensure long-term retention.
As a result of the foregoing considerations, in connection with the Closing and in respect of their ongoing participation in the leadership and management of PWP following the Closing, Messrs. Weinberg, Becker and Bednar, as well as a small number of other partners as recommended by Mr. Weinberg in consultation with the Compensation Committee, received one-time grants of 9.5 million Management Awards in August 2021. The Management Awards are subject to the achievement of two types of vesting conditions, both of which must be satisfied for the awards to vest: (i) time-based vesting conditions that will be satisfied in two installments on the third and fifth anniversaries of the grant date, subject to continued employment (for Messrs. Bednar and Becker, including continued service as co-presidents of PWP, or any equivalent or more senior executive officer roles with PWP, as mutually agreed by the parties) on each vesting date, provided that 50% of the amount earned based on achievement of the performance-based vesting conditions prior to the first vesting date will remain outstanding and will vest on the second vesting date, subject to continued employment through such date and (ii) performance-based vesting conditions that will be satisfied upon the achievement of closing stock equal to $15, $20, $25 and $30 for 20 out of any 30 consecutive trading days prior to the fifth anniversary of the grant date, as measured on the last calendar day of each month, subject to linear interpolation between the applicable price points. Subject to such linear interpolation, the performance-based vesting conditions will be deemed to be satisfied with respect to 30% of the award at the $15 closing stock price, 65% of the award at the $20 closing stock price, 82.5% of the award at the $25 closing stock price, and 100% of the award at the $30 closing stock price. Once any closing stock price is achieved, such closing stock price will be deemed to be irrevocably satisfied even if the price per share declines thereafter.
In connection with our internal reorganization, Messrs. Weinberg, Becker and Bednar were originally expected to receive an aggregate of 1,050,000 performance-based RSUs granted pursuant to the Transaction Pool with an aggregate value of $10.5 million, as described in “—Transaction Pool Awards” above. In connection with the finalization and implementation of the Management Awards, and as recommended by Mr. Weinberg, these transaction pool awards that would otherwise have been granted to Messrs. Weinberg, Becker and Bednar were returned to the Transaction Pool and were reallocated to other partners as recommended by Mr. Weinberg and determined in consultation with the compensation committee.
Reorganization of Professional Partners
In connection with the Business Combination and related internal reorganization steps that were consummated concurrently with the Closing of the Business Combination, Professional Partners implemented a crystallized ownership structure that, among other things, includes a class of partnership units which tracks PWP's advisory business and allocates increases in value and income/distributions with respect to the advisory business on a pro-rata basis to all holders of such partnership units in accordance with their ownership interests.

Pursuant to the internal reorganization, each limited partner's capital interests in Professional Partners, to the extent attributable to our advisory business (including such capital interests held by PWP's NEOs) were converted into (a) OCUs equivalent to approximately 50% of Professional Partners' share of PWP OpCo, which are owned by all limited partners of Professional Partners holding capital as of December 31, 2019, pro rata in accordance with their capital interests as of December 31, 2019, as adjusted for accretion and/or dilution through the closing of the Business Combination, and/or (b) VCUs, which are owned by Working Partners (subject to an approximately three to five-year vesting period) to the extent of capital interests accrued through the closing of the Business Combination that exceed the value of the OCUs, but subject to a cap intended to give effect to each working partner's intended ending target ownership ratio. In addition, Professional Partners issued ACUs to working partners, including certain of PWP's NEOs, in a manner intended to give effect to each working partner's intended ending target ownership ratio. ACUs are also subject to a three to five-year vesting period. Upon vesting, VCUs and ACUs will automatically convert into OCUs. Together, the VCUs and ACUs represent approximately 50% of Professional Partners' share of the value of PWP OpCo. The vesting of VCUs and ACUs at Professional Partners will be recorded as equity-based compensation expense at PWP OpCo for accounting purposes, though they will have no economic impact on investors in PWP or PWP OpCo.
Each class of partnership units of Professional Partners are, depending on the holder, subject to forfeiture provisions as a result of certain terminations or breaches of restrictive covenants. Specifically, upon a termination due to death or disability, all unvested VCUs and ACUs will immediately vest. Upon a termination without cause or for good reason, a pro-rata portion of each unvested tranche will immediately vest, subject to a 50% floor. Upon a termination without cause or for good reason within 24 months following a change in control, all unvested time-based VCUs and ACUs will immediately vest. If any OCUs, VCUs or ACUs are forfeited, such forfeited OCUs, VCUs or ACUs, as applicable, would accrete to all limited partners of Professional Partners. Subject to applicable law and the terms of the amended and restated limited partnership agreement of Professional Partners, the general partners of Professional Partners will cause distributions that Professional Partners receives from PWP OpCo to be distributed to the partners pro rata in accordance with such limited partners' respective ownership of each class of Professional Partners units, including any VCUs and ACUs.
Subject to the redemption procedures and restrictions set forth in the amended and restated limited partnership agreement of Professional Partners, Professional Partners also provides for certain rights for partners holding OCUs, including OCUs received in respect of the vesting of VCUs and/or ACUs, to have such OCUs redeemed for PWP OpCo Class A common units, which can, subject to the exchange procedures and restrictions set forth in the PWP OpCo LPA (and any other procedures or restrictions imposed by Perella Weinberg Partners), be exchanged for (i) shares of Class A common stock on a one-for-one basis (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications) or (ii) cash from an offering of Class A common stock (based on the net proceeds received by PWP for such shares in such offering), with the form of consideration determined by PWP.
Subject to certain exceptions, Professional Partners units held by working limited partners whose tenure was not terminated prior to November 1, 2020 (“Working Partners”) are generally subject to a lock-up of approximately three to five years, which may be reinstated or extended for a period of 12 months following such Working Partner's resignation without good reason. For Mr. Perella and certain other founding Working Partners who are retirement-eligible (as well as certain limited partners of Professional Partners who are employed by PWP Capital), Professional Partners units are generally subject to a lock-up of approximately one to five years and are not be subject to reinstatement or extension of such lock-up following their resignation. No lock-up period for any Working Partner is expected to extend beyond the five year anniversary of the closing of the Business Combination. The lock-up generally restricts the sale, pledge, grant of any option, short sale or other disposition of any partnership units with respect to our advisory business, and the entrance into any hedging, swap or other agreement or transaction related to such partnership units. The general partner of Professional Partners and PWP may waive the lock-up period for any partner with respect to all or a portion the applicable partnership units with no obligation to do so for any other partner, and the lock-ups may be waived for certain pre-determined circumstances, such as death, disability and certain tax liabilities, and certain contractual obligations to partners pursuant to offer letters that provide for certain unrestricted equity awards.

Certain unvested equity interests of Professional Partners held by limited partners of Professional Partners vested on the transaction date. In order to provide liquidity to such limited partners to fund the related tax liability, PWP OpCo made loans to such Limited Partners in an aggregate value of approximately $3 million. None of such limited partners was an executive officer or director of PWP.
Partners are subject to certain restrictive covenants set forth in the amended and restated limited partnership agreement of Professional Partners, including perpetual confidentiality obligations, 180-day post-termination client and customer non-solicitation restrictions following a termination for cause or any resignation without good reason, post-termination investor non-solicitation restrictions following a termination for cause or any resignation without good reason for (x) 180 days with respect to any limited partner of Professional Partners, PWP Capital or PWP OpCo, and their respective subsidiaries and successors and assigns or (y) one year with respect to any limited partner, investor, prospective limited partner or investor of investment funds sponsored by a PWP Entity, one-year post-termination employee non-solicitation restrictions following any termination, and perpetual non-disparagement obligations. In addition, in the event that a partner resigns without good reason and competes with the PWP Entities within a year following the resignation, or breaches any other applicable written covenant between any PWP Entity and such partner, then any partnership units in Professional Partners held by such partner will be forfeited on the date of such breach.
Outstanding Equity Awards at Fiscal Year End for 2021
The following table summarizes the outstanding equity-based awards held by each of our NEOs as of December 31, 2021.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)		Market Value of Shares or Units of Stock That Have Not Vested (2)
Peter A. Weinberg	5,280,324	(3)	$67,904,967
Dietrich Becker	3,885,916	(4)	49,972,880
Andrew Bednar	3,749,471	(5)	48,218,197
_________________
(1)Represents (i) Management Awards that are subject to the achievement of two types of vesting conditions, both of which must be satisfied for the awards to vest: (x) time-based vesting conditions that will be satisfied in two installments on the third and fifth anniversaries of the August 31, 2021 grant date, subject to continued employment (for Messrs. Bednar and Becker, including continued service as co-presidents of PWP, or any equivalent or more senior executive officer roles with PWP, as mutually agreed by the parties) on each vesting date, provided that 50% of the amount earned based on achievement of the performance-based vesting conditions prior to the first vesting date will remain outstanding and will vest on the second vesting date, subject to continued employment through such date and (y) performance-based vesting conditions that will be satisfied upon the achievement of closing stock equal to $15, $20, $25 and $30 for 20 out of any 30 consecutive trading days prior to the fifth anniversary of the grant date, as measured on the last calendar day of each month, subject to linear interpolation between the applicable price points and (ii) VCUs and ACUs that are generally subject to a service-based graded vesting schedule over a three to five-year period following the Closing of the Business Combination on June 24, 2021. The vesting of VCUs and ACUs will be recorded as equity-based compensation expense at PWP OpCo for accounting purposes, though they will have no economic impact on investors in PWP or PWP OpCo. The amounts shown do not include OCUs, which are fully vested.
(2)The market value shown is based on the closing stock price per share of our Class A common stock on December 31, 2021 ($12.86). The market value of the Management Awards is based on the number of shares of our Class A common stock that our NEOs would receive upon settlement of the Management Awards assuming attainment of the 100% of the performance-based vesting conditions during the performance period. The market value of the VCUs and ACUs is also shown is based on the closing price of our Class A common stock on December 31, 2021, as units in Professional Partners, once vested, are ultimately exchangeable into shares of our Class A common stock on a one-for-one basis, described in greater detail below in the section entitled “—2021 Executive Compensation Elements —Reorganization of Professional Partners” above.
(3)Represents (i) 3,300,000 Management Awards and (ii) 1,980,324 VCUs and ACUs.
(4)Represents (i) 2,350,000 Management Awards and (ii) 1,535,916 VCUs and ACUs.
(5)Represents (i) 2,350,000 Management Awards and (ii) 1,399,471 VCUs and ACUs.

Potential Payments Upon Termination or Change in Control
Management Awards are subject to the achievement of time-based and performance-based vesting conditions, both of which must be satisfied for the awards to vest. Upon a termination of employment without cause or resignation for good reason, a pro-rata portion of the Management Awards will be deemed to have satisfied the time-based vesting conditions, subject to a 50% floor, and will remain outstanding subject to the achievement of the performance-based vesting conditions. Upon a termination of employment due to death or disability, the same treatment will apply except that the Management Awards will not be pro-rated. Upon a change in control, achievement of the performance-based vesting conditions will be measured as of the change in control date based on the greater of the change in control price, the highest closing stock price achieved for 20 out of any 30 consecutive trading days prior to the change in control date, and $15, at which point the awards will continue to vest subject to the satisfaction of the time-based vesting conditions. Upon a termination without cause or resignation for good reason within 24 months following a change in control, any remaining time-based vesting conditions will be deemed to be fully satisfied. For Messrs. Bednar and Becker, if the executive’s role as co-president is terminated by the Company without cause but the executive otherwise remains in continuous employment as a working partner, the Management Awards will remain outstanding subject to the achievement of the applicable time-based and performance-based vesting conditions based on the executive’s continued employment as a working partner. If the executive resigns as co-president but otherwise remains in continuous employment as a working partner, then only a pro-rata portion of the Management Awards will remain outstanding and eligible to vest subject to the achievement of the applicable time-based and performance-based vesting conditions based on the executive’s continued employment as a working partner.
Each class of partnership units of Professional Partners held by our NEOs are subject to forfeiture provisions as a result of certain terminations of service or breaches of restrictive covenants. VCUs and ACUs are subject to an approximately three to five-year vesting period following the Closing Date. Upon a termination due to death or disability, all unvested VCUs and ACUs will immediately vest. Upon a termination without cause or for good reason, a pro-rata portion of each unvested tranche will immediately vest, subject to a 50% floor. Upon a termination without cause or for good reason within 24 months following a change in control, all unvested time-based VCUs and ACUs will immediately vest. OCUs are fully vested.
Director Compensation
For 2021, our non-employee directors are entitled to the following compensation for their service on our board of directors: (i) an annual base retainer in the amount of $180,000, 50% of which is paid in the form of restricted stock units and 50% of which is paid in cash; (ii) a one-time grant of restricted stock units with a value of $50,000 upon initial appointment to the board of directors (including in connection with the Closing of the Business Combination) vesting in three equal installments on or about each anniversary of the grant date; (iii) an annual cash retainer of $20,000 for the chair of the audit committee; and (iv) an annual cash retainer of $20,000 for the chair of the compensation committee. Except for the one-time grant of restricted stock units upon initial appointment to our board of directors, all other restricted stock units will be granted on or about the date of our general annual stockholder meeting and will vest on the date of the next general annual stockholder meeting, provided that the first annual grant of restricted stock units was pro-rated for the period between the Closing of the Business Combination and the date of our first general annual stockholder meeting and will vest on the date of our first general annual stockholder meeting.
In addition, each of Ivan G. Seidenberg, Jorma Ollila and Jane C. Sherburne, received payments in the amount of $75,000 in connection with their consultant services in 2021 provided prior to the completion of the Business Combination.

Director Compensation Table for 2021
The total 2021 compensation of our non-employee directors is shown in the following table. We do not separately compensate our affiliated directors for their service on our board.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation(3)	Total
Daniel G. Cohen	$45,000	$126,708	$—	$171,708
Ivan G. Seidenberg	43,833	126,708	75,000	245,541
Jane C. Sherburne	54,222	126,708	75,000	255,930
Jorma Ollila	54,222	126,708	75,000	255,930
_________________
(1)Amounts shown in this column reflect the cash annual base retainer fees and committee fees earned for 2021.
(2)Amounts shown in this column represent the grant date fair value, calculated in accordance with FASB ASC Topic 718, of the time-based RSUs granted to our non-employee directors. For a summary of the assumptions used in the valuation of these awards, please see the Note "Equity-Based Compensation" to the consolidated financial statements included in this 2021 Form 10-K. As of December 31, 2021, each of our non-employee directors held 9,070 outstanding RSUs.
(3)Amounts shown in this column reflect $75,000 paid in connection with consultant services provided by Ivan G. Seidenberg, Jorma Ollila and Jane C. Sherburne in 2021 prior to the closing of the Business Combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information known to the Company regarding the beneficial ownership of shares of the Company's common stock as of February 28, 2022, by:
•each person who is known to be the beneficial owner of more than 5% of any class of the Company's outstanding common stock;
•each of the Company's executive officers and directors; and
•all executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares.
The beneficial ownership of the Company common stock below is based on 46,939,793 shares of Class A common stock, 44,354,908.737 shares of Class B-1 common stock and 1,964,044.000 shares of Class B-2 common stock issued and outstanding as of February 28, 2022.

	Shares Beneficially Owned as of February 28, 2022
	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		% of Combined Voting Power
Name and Address of Beneficial Owner(1)	Number of Shares	%	Number of Shares	%	Number of Shares	%
Greater than 5% Beneficial Owners
Wellington Management Group LLP(2)	5,670,939	12.00%	—	—	—	—	1.15%
Westwood Management Corp.(3)	3,888,240	8.28%	—	—	—	—	*
FMR LLC(4)	3,750,439	7.99%	—	—	—	—	*
Samlyn Capital, LLC(5)	2,993,365	6.38%	—	—	—	—	*
Schroder Investment Management North America Inc (6)	2,983,912	6.36%	—	—	—	—	*
Basswood Capital Management L.L.C.(7)	2,857,118	6.09%	—	—	—	—	*
Adage Capital Partners GP, L.L.C.(8)	2,538,768	5.41%	—	—	—	—	*
Bay Bond Partners, L.P.(9)	2,419,407	5.15%	—	—	—	—	*
PWP Professional Partners LP	—	—	44,354,909(10)	100%	—	—	90.07%
TWCL US Inc.	—(11)	—	—	—	1,122,264	57.14%	*
Red Hook Capital LLC	—(12)	—	—	—	841,780	42.86%	*
Directors and Executive Officers
Peter A. Weinberg	—(13)	—	44,354,909	100%	841,780	42.86%	90.24%
Joseph R. Perella	—(14)	—	—	—	—	—	—
Robert K. Steel	—(15)	—	—	—	—	—	—
Gary S. Barancik	—(16)	—	—	—	—	—	—
Dietrich Becker	—(17)	—	—	—	—	—	—
Andrew Bednar.	—(18)	—	—	—	—	—	—
Vladimir Shendelman	—(19)	—	—	—	—	—	—
Jorma Ollila	—	—	—	—	—	—	—
Ivan G. Seidenberg	—	—	—	—	—	—	—
Jane C. Sherburne	—	—	—	—	—	—	—
Daniel G. Cohen	349,030(20)	*	—	—	—	—	*
All company's directors and executive officers as a group (11 persons)	349,030	*	44,354,909(10)	100%	841,780	42.86%	90.31%
________________
*       Less than 1%.
(1)Unless otherwise noted, the business address of each of the following entities or individuals is 767 Fifth Avenue, New York, New York 10153.
(2)Based on a Schedule 13G/A filed by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP with the SEC on February 4, 2022. (i) Each of Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings LLP have shared voting power over 5,219,041 shares of Class A common stock, shared dispositive power over all 5,670,939 shares of Class A common stock, and sole voting and dispositive powers over none of the shares, and (ii) Wellington Management Company LLP has shared voting power over 5,176,264 shares of Class A common stock, shared dispositive power over 5,598,240 shares of Class A common stock, and sole voting and dispositive powers over none of the shares.. The shares of Class A common stock beneficially owned by Wellington Management Group LLP, as parent holding company of certain holding companies and investment advisers (the “Wellington Investment Advisers”), are owned of record by clients of such Wellington Investment Advisers. Wellington Investment Advisors Holdings LLP controls directly, or indirectly through Wellington Management Global Holdings, Ltd., the Wellington Investment Advisers. Wellington Investment Advisors Holdings LLP is owned by Wellington Group Holdings LLP. Wellington Group Holdings LLP is owned by Wellington Management Group LLP. The principal business office of Wellington Management Group LLP and each of the affiliated funds listed above is c/o Wellington Management Company LLP 280 Congress Street Boston, MA 02210.
(3)Based on a Schedule 13G filed by Westwood Management Corp. (“Westwood”) with the SEC on February 25, 2022. Westwood has sole voting power over 3,838,022 of the shares, shared voting power over 50,218 of the shares and sole dispositive power over 3,888,240 of the shares.

(4)Based on a Schedule 13G filed by FMR LLC with the SEC on February 9, 2022. Reflects the securities beneficially owned, or that may be deemed to be beneficially owned, by FMR LLC, certain of its subsidiaries and affiliates, and other companies (collectively, the “FMR Reporters”) and does not reflect securities, if any, beneficially owned by certain other companies whose beneficial ownership of securities is disaggregated from that of the FMR Reporters in accordance with Securities and Exchange Commission Release No. 34-39538 (January 12, 1998). Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company LLC (“FMR Co. LLC”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds' Boards of Trustees. FMR Co. LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees. The business address of this stockholder is 245 Summer Street, Boston, MA 02210.
(5)Based on a Schedule 13G filed by Samlyn Capital, LLC's (“Samlyn Capital”), Samlyn, LP and Robert Pohly with the SEC on February 14, 2022. Each of Samlyn Capital, Samlyn, LP and Robert Pohly have shared voting power and shared dispositive power over all of the shares. All of the shares are directly owned by advisory clients of Samlyn Capital. None of those advisory clients may be deemed to beneficially own more than 5% of Class A common stock. Samlyn Capital, Samlyn, LP and Robert Pohly disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interests therein, and this prospectus shall not be deemed an admission that any of them are the beneficial owners of the securities for purposes of Section 16 of the Exchange Act, or for any other purpose. The address for each of Samlyn Capital, Samlyn, LP and Robert Pohly is c/o Samlyn Capital, LLC, 500 Park Avenue, New York, NY 10022.
(6)Based on a Schedule 13G filed by Schroder Investment Management North America Inc. with the SEC on February 9, 2022. Schroder Investment Management North America Inc. has sole voting power and sole dispositive power over all of the shares of Class A common stock. Schroder Investment Management North America Inc. is a registered investment adviser with its respective home country regulator. Schroder Investment Management North America Inc. is located in the United States at 7 Bryant Park, 19th Floor, New York, NY 10018.
(7)Based on a Schedule 13G filed by Basswood Capital Management, L.L.C. (“Basswood”), Matthew Lindenbaum and Bennett Lindenbaum with the SEC on November 15, 2021. Basswood, Matthew Lindenbaum and Bennett Lindebaum have shared voting power and shared dispositive power with respect to all of the shares. The address for Basswood Capital Management L.L.C. is 645 Madison Avenue, 10th Floor, New York, NY, 10022.
(8)Based on a Schedule 13G/A filed by Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”), Adage Capital Advisors, L.L.C., a Delaware limited liability company (“AC Advisors”), Robert Atchinson and Phillip Gross with the SEC on February 10, 2022. ACP has the power to dispose of and the power to vote the shares of Class A common stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. AC Advisors, as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP nor AC Advisors directly own any shares of Class A common stock. By reason of the provisions of Rule 13d-3 of the Exchange Act, ACPGP and AC Advisors may be deemed to beneficially own the shares owned by ACP. Robert Atchinson and Phillip Gross, as managing members of AC Advisors, have shared power to vote the shares of Class A common stock beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly own any shares of PWP Class A common stock. By reason of the provisions of Rule 13d-3 of the Act, each may be deemed to beneficially own the shares beneficially owned by ACP. The business address of this stockholder is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.
(9)Based on a Schedule 13G filed by Bay Pond Partners, L.P. (“Bay Pond”) with the SEC on January 31, 2022. Bay Pond has shared voting power and shared dispositive power with respect to all of the shares of Class A common stock. The address for Bay Pond is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.
(10)Shares of Class B-1 common stock are held by Professional Partners. This number correlates to 44.4 million PWP OpCo Class A partnership units held by Professional Partners, which represents 44.4 million shares of Class A common stock that may be issuable upon the exchange of 44.4 million PWP OpCo Class A partnership units. Professional Partners is controlled by Professionals GP. Each share of Class B-1 common stock has ten votes. Concurrently with an exchange of PWP OpCo Class A partnership units for shares of Class A common stock or cash by a PWP OpCo unitholder who also holds shares of Class B-1 common stock, such PWP OpCo unitholder will be required to surrender to the Company a number of shares of Class B-1 common stock equal to the number of PWP OpCo Class A partnership units exchanged, and such shares will be converted into shares of Class A common stock or cash (at the Company’s option) which will be delivered to such PWP OpCo unitholder (at the Company’s option) at a conversion rate of 1:1000 (or 0.001). Professionals GP is the general partner of Professional Partners. There is a committee of limited partners at Professionals GP, comprised of our non-independent directors, that has voting and dispositive power over the securities held by Professional Partners. Mr. Weinberg, in his capacity as Chief Executive Officer, is the chair of such committee and has certain rights with respect to the constitution of the committee. The members of the committee disclaim beneficial ownership of the securities held by Professional Partners, except to the extent of their pecuniary interest therein.
(11)This number excludes 1,122,264 shares of our Class A common stock that may be issuable upon redemption of the 1,122,264 PWP 780 PWP OpCo Class A partnership units held by TWCL US Inc.
(12)This number excludes 841,780 shares of our Class A common stock that may be issuable upon redemption of the 841,780 PWP 780 PWP OpCo Class A partnership units held by Red Hook Capital LLC.

(13)Includes 841,780 shares of our Class A common stock that may be issuable upon redemption of the 841,780 PWP OpCo Class A partnership units that are held directly by Red Hook Capital LLC (“Red Hook”) over which Mr. Weinberg has shared voting and dispositive power through his shared control of Rosedale Partners LLC, the sole member of Red Hook. Mr. Weinberg holds or will hold on a fully-vested basis within sixty (60) days, 1,412,623 partnership units of Professional Partners that may be redeemed for 1,412,623 PWP OpCo Class A partnership units that are held by Professional Partners on behalf of Peter A. Weinberg and exchanged for 1,412,623 shares of our Class A common stock. These shares of our Class A common stock represent approximately 2.0% of the shares of our Class A common stock that would be outstanding if all outstanding such vested partnership units of Professional Partners were exchanged for PWP OpCo Class A partnership units, and such PWP OpCo Class A partnership units were then exchanged, together with an equal number of Class B-1 common stock, for our Class A common stock. Mr. Weinberg would hold on a fully-vested basis, 3,397,036 partnership units of Professional Partners that may be redeemed for 3,397,036 PWP OpCo Class A partnership units that are held by Professional Partners on behalf of Mr. Weinberg and exchanged for 3,397,036 shares of our Class A common stock. These shares of our Class A common stock represent approximately 3.6% of the shares of our Class A common stock that would be outstanding if all outstanding such vested and unvested partnership units of Professional Partners were exchanged for PWP OpCo Class A partnership units, and such PWP OpCo Class A partnership units were then exchanged, together with an equal number of Class B-1 common stock, for our Class A common stock.
(14)This number excludes 4,058,854 shares of our Class A common stock that may be issuable upon the exchange of 4,058,854 PWP OpCo Class A partnership units that are held by Professional Partners on behalf of Joseph R. Perella that Mr. Perella may receive upon redemption of 4,058,854 partnership units of Professional Partners that Mr. Perella holds or will hold upon on a fully-vested basis within sixty (60) days. These shares of our Class A common stock represent approximately 5.8% of the shares of our Class A common stock that would be outstanding if all outstanding such vested partnership units of Professional Partners were exchanged for PWP OpCo Class A partnership units, and such PWP OpCo Class A partnership units were then exchanged, together with an equal number of Class B-1 common stock, for our Class A common stock. Mr. Perella would hold on a fully-vested basis, 4,058,854 partnership units of Professional Partners that may be redeemed for 4,058,854 PWP OpCo Class A partnership units that are held by Professional Partners on behalf of Mr. Perella and exchanged for 4,058,854 shares of our Class A common stock. These shares of our Class A common stock represent approximately 4.4% of the shares of our Class A common stock that would be outstanding if all outstanding such vested and unvested partnership units of Professional Partners were exchanged for PWP OpCo Class A partnership units, and such PWP OpCo Class A partnership units were then exchanged, together with an equal number of Class B-1 common stock, for our Class A common stock.
(15)This number excludes 708,437 shares of our Class A common stock that may be issuable upon the exchange of 708,437 PWP OpCo Class A partnership units that are held by Professional Partners on behalf of Robert K. Steel that Mr. Steel may receive upon redemption of 708,437 partnership units of Professional Partners that Mr. Steel holds or will hold upon on a fully-vested basis within sixty (60) days. These shares of our Class A common stock represent approximately 1.0% of the shares of our Class A common stock that would be outstanding if all outstanding such vested partnership units of Professional Partners were exchanged for PWP OpCo Class A partnership units, and such PWP OpCo Class A partnership units were then exchanged, together with an equal number of Class B-1 common stock, for our Class A common stock. Mr. Steel would hold on a fully-vested basis, 970,582 partnership units of Professional Partners that may be redeemed for 970,582 PWP OpCo Class A partnership units that are held by Professional Partners on behalf of Mr. Steel and exchanged for 970,582 shares of our Class A common stock. These shares of our Class A common stock represent approximately 1.0% of the shares of our Class A common stock that would be outstanding if all outstanding such vested and unvested partnership units of Professional Partners were exchanged for PWP OpCo Class A partnership units, and such PWP OpCo Class A partnership units were then exchanged, together with an equal number of Class B-1 common stock, for our Class A common stock.
(16)This number excludes 206,065 shares of our Class A common stock that may be issuable upon the exchange of 206,065 PWP OpCo Class A partnership units that are held by Professional Partners on behalf of Gary S. Barancik that Mr. Barancik may receive upon redemption of 206,065 partnership units of Professional Partners that Mr. Barancik holds or will hold upon on a fully-vested basis within sixty (60) days. These shares of our Class A common stock represent approximately 0.3% of the shares of our Class A common stock that would be outstanding if all outstanding such vested partnership units of Professional Partners were exchanged for PWP OpCo Class A partnership units, and such PWP OpCo Class A partnership units were then exchanged, together with an equal number of Class B-1 common stock, for our Class A common stock. Mr. Barancik would hold on a fully-vested basis, 727,936 partnership units of Professional Partners that may be redeemed for 727,936 PWP OpCo Class A partnership units that are held by Professional Partners on behalf of Mr. Barancik and exchanged for 727,936 shares of our Class A common stock. These shares of our Class A common stock represent approximately 0.8% of the shares of our Class A common stock that would be outstanding if all outstanding such vested and unvested partnership units of Professional Partners were exchanged for PWP OpCo Class A partnership units, and such PWP OpCo Class A partnership units were then exchanged, together with an equal number of Class B-1 common stock, for our Class A common stock.
(17)This number excludes 767,301 shares of our Class A common stock that may be issuable upon the exchange of 767,301 PWP OpCo Class A partnership units that are held by Professional Partners on behalf of Dietrich Becker that Mr. Becker may receive upon redemption of 767,301 partnership units of Professional Partners that Mr. Becker holds or will hold upon on a fully-vested basis within sixty (60) days. These shares of our Class A common stock represent approximately 1.1% of the shares of our Class A common stock that would be outstanding if all outstanding such vested partnership units of Professional Partners were exchanged for PWP OpCo Class A partnership units, and such PWP OpCo Class A partnership units were then exchanged, together with an equal number of Class B-1 common stock, for our Class A common stock. Mr. Becker would hold on a fully-vested basis, 2,305,132 partnership units of Professional Partners that may be redeemed for 2,305,132 PWP OpCo Class A partnership units that are held by Professional Partners on behalf of Mr. Becker and exchanged for 2,305,132 shares of our Class A common stock. These shares of our Class A common stock represent approximately 2.5% of the shares of our Class A common stock that would be outstanding if all outstanding such vested and unvested partnership units of Professional Partners were exchanged for PWP OpCo Class A partnership units, and such PWP OpCo Class A partnership units were then exchanged, together with an equal number of Class B-1 common stock, for our Class A common stock.
(18)This number excludes 903,790 shares of our Class A common stock that may be issuable upon the exchange of 903,790 PWP OpCo Class A partnership units that are held by Professional Partners on behalf of Andrew Bednar that Mr. Bednar may receive upon redemption of 903,790 partnership units of Professional Partners that Mr. Bednar holds or will hold upon on a fully-vested basis within sixty (60) days. These shares of our Class A common stock represent approximately 1.3% of the shares of our Class A common stock that would be outstanding if all outstanding such vested partnership units of Professional Partners were exchanged for PWP OpCo Class A partnership units, and such PWP OpCo Class A partnership units were then exchanged, together with an equal number of Class B-1 common stock, for our Class A common stock. Mr. Bednar would hold on a fully-vested basis, 2,305,132 partnership units of Professional Partners that may be redeemed for 2,305,132 PWP OpCo Class A partnership units that are held by Professional Partners on behalf of Mr. Bednar and exchanged for 2,305,132 shares of our Class A common stock. These shares of our Class A common stock represent approximately 2.5% of the shares of our Class A common stock that would be outstanding if all outstanding such vested and unvested partnership units of Professional Partners were exchanged for PWP OpCo Class A partnership units, and such PWP OpCo Class A partnership units were then exchanged, together with an equal number of Class B-1 common stock, for our Class A common stock.
(19)This number excludes 46,371 shares of our Class A common stock that may be issuable upon the exchange of 46,371 PWP OpCo Class A partnership units that are held by Professional Partners on behalf of Vladimir Shendelman that Mr. Shendelman may receive upon redemption of 46,371 partnership units of Professional Partners that Mr. Shendelman holds or will hold upon on a fully-vested basis within sixty (60) days. These shares of our Class A common stock represent approximately 0.1% of the shares of our Class A common stock that would be outstanding if all outstanding such vested partnership units of Professional Partners were exchanged for PWP OpCo Class A partnership units, and such PWP OpCo Class A partnership units were then exchanged, together with an equal number of Class B-1 common stock, for our Class A common stock. Mr. Shendelman would hold on a fully-vested basis, 485,291 partnership units of Professional Partners that may be redeemed for 485,291 PWP OpCo Class A partnership units that are held by Professional Partners on behalf of Mr. Shendelman and exchanged for 485,291 shares of our Class A common stock. These shares of our Class A common stock represent approximately 0.5% of the shares of our Class A common stock that would be outstanding if all outstanding such vested and unvested partnership units of Professional Partners were exchanged for PWP OpCo Class A partnership units, and such PWP OpCo Class A partnership units were then exchanged, together with an equal number of Class B-1 common stock, for our Class A common stock.
(20)Interests include shares held directly by Sponsor and indirectly by Cohen Sponsor Interests IV, LLC (“Manager”). Daniel G. Cohen and DGC Family FinTech Trust (the “Trust”) are members of FinTech Masala Advisors IV, LLC. Mr. Cohen and the Trust are indirect owners of Manager. Mr. Cohen disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

Securities Authorized for Issuance under Equity Compensation Plans
The information required under “Securities Authorized for Issuance under Equity Compensation Plans” by this Item 12 will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Policy and Procedures for Related Person Transactions
Our board of directors has adopted a written statement of policy regarding transactions with related persons, which we refer to as our "related person policy." Our related person policy requires that a "related person" (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our General Counsel any "related person transaction" (defined as any transaction that is anticipated to be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The General Counsel will then promptly communicate that information to our board of directors. No related person transaction will be executed without the approval or ratification of our board of directors or a duly authorized committee of our board of directors. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest.
FTIV Related Party Transactions
Founder Shares and Placement Units
In November 2018, the Sponsor purchased 7,382,500 Founder Shares for an aggregate purchase price of $25,000. FTIV effected a 1.3333333-for-1 forward stock split in June 2019. On August 10, 2020, 1,973,333 Founder Shares were contributed back to capital, and, as a result, the initial stockholders held 7,870,000 Founder Shares. The number of Founder Shares was determined based on the expectation that the Founder Shares would represent 25% of the aggregate of the Founder Shares, the Placement Shares (as defined below) and the issued and outstanding public shares after the IPO. The Founder Shares represented 100% of the issued and outstanding shares of Class B common stock. Certain of FTIV's former officers and directors, including Betsy Z. Cohen, Daniel G. Cohen, James J. McEntee, III, Laura S. Kohn, Jan Rock Zubrow, Madelyn Antoncic and Brittain Ezzes, had a direct or indirect economic interest in the Sponsor.
In connection with the Business Combination, the Sponsor forfeited 1,023,333 Founder Shares. The remaining Founder Shares automatically converted into shares of our Class A common stock at the time of the closing of the Business Combination. We also refer to the shares of Class A common stock that they converted into upon the consummation of the Business Combination as the "Founder Shares."

FTIV's initial stockholders agreed not to transfer, assign or sell any of their Founder Shares (except to permitted transferees) (i) with respect to 25% of such shares, until consummation of an initial business combination, (ii) with respect to 25% of such shares, until the closing price of our Class A common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of an initial business combination, (iii) with respect to 25% of such shares, until the closing price of our Class A common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of an initial business combination, and (iv) with respect to 25% of such shares, until the closing price of our Class A common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of an initial business combination or earlier, in any case, if, following a business combination, FTIV completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of FTIV's stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, in connection with an initial business combination, the initial holders may transfer, assign or sell their Founder Shares with FTIV's consent to any person or entity that agrees in writing to be bound by the transfer restrictions set forth in the prior sentence. The transfer restrictions have been amended by the Sponsor Share Surrender and Share Restriction Agreement, as amended. See "—Sponsor Share Surrender and Share Restriction Agreement" below for a description of these transfer restrictions.
Simultaneously with the IPO, the Sponsor purchased an aggregate of 610,000 placement units (at a price of $10.00 per unit (or an aggregate purchase price of $6,100,000)). Each placement unit consists of one Placement Share and one-third of one Private Placement Warrant to purchase one share of Class A common stock exercisable at $11.50. We refer to the 610,000 shares of Class A common stock underlying the 610,000 units that were initially issued to the Sponsor in a private placement simultaneously with the closing of the IPO as the “Placement Shares.”
The Private Placement Warrants are identical to the Public Warrants included in the units sold in the IPO, except that if held by the Sponsor or their permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the Class A common stock issuable upon exercise of these Warrants) could not, subject to certain limited exceptions, be transferred, assigned or sold until July 24, 2021, 30 days after the closing of the Business Combination, and (iii) they may be exercised by the holders on a cashless basis.
Promissory Note and Advance—Related Party
On June 12, 2019, as amended on August 5, 2020, FTIV issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan FTIV up to an aggregate of $500,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and due on the earlier of December 31, 2020 or the completion of the IPO. The outstanding balance under the promissory note of $90,869 was repaid at the closing of the IPO on September 29, 2020.
Administrative Services
Commencing on September 25, 2020, FTIV paid an amount equal to $20,000 per month to its Sponsor or their affiliate for office space, administrative and shared personnel support services provided to FTIV pursuant to an administrative services agreement. The agreement was terminated in connection with the closing of the Business Combination.
Registration Rights
FTIV's initial stockholders were entitled to registration rights pursuant to a registration rights agreement, which was amended and restated in connection with the Business Combination. The Amended and Restated Registration Rights Agreement grants the RRA Parties certain registration rights with respect to their registrable securities. For additional information, see "—PWP Related Party Transactions—Amended and Restated Registration Rights Agreement" below.

Stockholders Agreement
In connection with the Business Combination, certain individuals entered into the Stockholders Agreement. For additional information, see "—PWP Related Party Transactions—Right of Professional Partners and Stockholders Agreement" below.
Support Agreement
Concurrently with the execution of the Business Combination Agreement, FTIV entered into a Support Agreement with (i) the Sponsor, (ii) PWP OpCo, PWP GP, Professional Partners, Professionals GP (together, the "PWP Entities" and individually, a “PWP Entity”), and (iii) the equity holders of the PWP Entities (together with Sponsor and the PWP Entities, "Voting Parties"), pursuant to which the Voting Parties agreed to vote or cause to be voted all FTIV voting shares and all PWP Entities voting interests that they beneficially own (i) in favor of (A) the Business Combination and the Business Combination Agreement; (B) an amendment of Perella Weinberg Partners' governing documents to extend the outside date for consummating the Business Combination, if applicable;(C) the reorganization of Professional Partners, immediately prior to, and contingent upon, the consummation of the Business Combination; and (ii) against (A) any action, proposal, transaction or agreement that could result in a breach under the Business Combination Agreement; (B) any proposal or offer from any Person (other than FTIV, the PWP Entities or any of their Affiliates) concerning any business combination transaction involving, or the issuance or acquisition of equity securities of, FTIV or the PWP Entities; and (C) any action, proposal, transaction or agreement that could adversely affect the timely consummation of the Business Combination or the fulfillment of any FTIV's and the PWP Entities' conditions under the Business Combination Agreement or change in any manner the voting rights of any class of shares of FTIV or the PWP Entities. The Support Agreement also provides that each holder of PWP Entities voting interests appoints Andrew Bednar and Gary Barancik, and each holder of FTIV common stock appoints Daniel G. Cohen and James J. McEntee, III, and each of them individually, as its proxies and attorneys-in-fact, to vote or act by written consent in accordance with the Support Agreement during the term thereof.
Subscription Agreements
Concurrently with the execution of the Business Combination Agreement, we entered into Subscription Agreements with the PIPE Investors, pursuant to which certain affiliates of FTIV subscribed for shares of our Class A common stock in connection with the PIPE Investment. The PIPE Investment was consummated in connection with the closing of the Business Combination, pursuant to which FM PWP Pipe Sponsor, LLC, an entity that is managed by Cohen Sponsor Interests IV, LLC and affiliated with the Sponsor, purchased 150,000 PIPE Shares for an aggregate purchase price of $1,500,000.
The shares of Class A common stock issued in connection with the Subscription Agreements were not registered under the Securities Act, and were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
The Subscription Agreements for the Non-Sponsor PIPE Investors, and other than the subscribing Perella Weinberg Partners executives, provide for certain registration rights. In particular, we were required to, as soon as practicable but no later than 30 calendar days following the closing date of the Business Combination file with the SEC (at our sole cost and expense) a registration statement registering the resale of such shares, and use our commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof. We filed the registration statement on July 15, 2021, which was declared effective on July 26, 2021. Such registration statement is required to be kept effective for at least three years after effectiveness or, if earlier, until either (i) the shares thereunder have been sold by the Non-Sponsor PIPE Investors or (ii) the shares may be sold without restriction under Rule 144 promulgated under the Securities Act.

Sponsor Share Surrender and Share Restriction Agreement
Concurrently with the execution and delivery of the Business Combination Agreement, the Sponsor entered into a Sponsor Share Surrender and Share Restriction Agreement with FTIV, PWP OpCo and the other parties to that certain letter agreement, dated as of September 24, 2020, by and among the Sponsor, FTIV and such other parties, and on May 4, 2021 the parties to the Sponsor Share Surrender and Share Restriction Agreement entered into an amendment thereto. Pursuant to the Sponsor Share Surrender and Share Restriction Agreement, as amended, the Sponsor, concurrently with the Closing, forfeited an aggregate of 1,023,333 shares of Class B common stock for no consideration and agreed that the 610,000 Placement Shares and 6,846,667 Founder Shares held by it would be subject to transfer restrictions for six months following the Closing, which expired on December 24, 2021, and that 80% of the Founder Shares held by it will be subject to transfer restrictions based on certain closing share price thresholds of our Class A common stock for 20 out of any 30 consecutive trading days, specifically:
•610,000 Placement Shares and 1,369,334 Founder Shares were not transferable or salable until the date that is the six-month anniversary of the Closing, or December 24, 2021 (the "6-Month Anniversary");
•1,369,334 Founder Shares were not transferable or salable until the later of (x) the 6-Month Anniversary and (y) the earlier of (A) the ten-year anniversary of the Closing (the "10-Year Anniversary") and (B) the date that is 15 days following the first date that the closing share price is greater than $12.00 per share for any 20 out of 30 consecutive trading days;
•1,369,333 Founder Shares were not transferable or salable until the later of (x) the 6-Month Anniversary and (y) the earlier of (A) the 10-Year Anniversary and (B) the first date that the closing share price is greater than $13.50 per share for any 20 out of 30 consecutive trading days;
•1,369,333 Founder Shares shall not be transferable or salable until the later of (x) the 6-Month Anniversary and (y) the earlier of (A) the 10-Year Anniversary and (B) the date that is 15 days following the first date that the closing share price is greater than $15.00 per share for any 20 out of 30 consecutive trading days (collectively, the “$15 Threshold”); and
•1,369,333 Founder Shares shall not be transferable or salable until the later of (x) the 6-Month Anniversary and (y) the earlier of (A) the 10-Year Anniversary and (B) the first date that the closing share price is greater than $17.00 per share for any 20 out of 30 consecutive trading days (collectively, the “$17 Threshold”).
As of December 24, 2021, the 6-Month Anniversary, all of the Placement Shares and 3,108,001 of the Founder Shares are no longer subject to the transfer restrictions set forth above.
In connection with the Sponsor Distribution, the Sponsor distributed 5,456,667 shares of Class A common stock to its members, after which the Sponsor owns 1,000,000 shares of Class A common stock. The 1,000,000 shares of Class A common stock retained by the Sponsor continue to be subject to transfer restrictions until the $15 Threshold is met. 1,738,680 of the shares distributed in the Sponsor Distribution remain subject to transfer restrictions until the $15 Threshold or the $17 Threshold, as applicable, is met.
In addition, pursuant to the Sponsor Share Surrender and Share Restriction Agreement, if, prior to the fourth anniversary of the Closing, the closing share price is greater than $12.00 per share or $15.00 per share for any period of 20 out of 30 consecutive trading days (each a "Trigger Date"), then, during the 15 day period following such Trigger Date, the Company shall have the right to purchase from the Sponsor up to 1,000,000 Founder Shares, in aggregate, per Trigger Date for a purchase price of $12.00 per share or $15.00 per share, respectively, by providing written notice of such repurchase election to the Sponsor, and such repurchase shall be consummated within five business days after the date of such written notice.
On August 9, 2021, the Company repurchased 1,000,000 Founder Shares at a purchase price of $12.00 per share.

PWP Related Party Transactions
Amended and Restated Registration Rights Agreement
In connection with the Closing, we entered into the Amended and Restated Registration Rights Agreement, with the Sponsor, Professional Partners, and the third party ILPs under the limited partnership agreement of PWP OpCo, pursuant to which the RRA Parties will be entitled to registration rights in respect of certain shares of our Class A common stock, par value $.0001 per share and certain of our other equity securities that are held by the RRA Parties from time to time.
The Amended and Restated Registration Rights Agreement provides that we will as soon as practicable but no later than 30 business days following the closing date of the Business Combination, file with the SEC a shelf registration statement pursuant to Rule 415 under the Securities Act registering the resale of certain shares of our Class A common stock and certain of our other equity securities held by the RRA Parties and will use our commercially reasonable efforts to have such shelf registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day following the actual filing date (or the 80th calendar day following the actual filing date if the SEC notifies us that it will "review" such registration statement) and (ii) the fifth business day after the date we are notified in writing by the SEC that such registration statement will not be "reviewed" or will not be subject to further review. Pursuant to the terms of the Amended and Restated Registration Rights Agreement, in July 2021, we filed with the SEC the Shelf Registration Statement pursuant to Rule 415 under the Securities Act registering the resale of certain shares of our Class A common stock and certain of our other equity securities held by the RRA Parties, which Shelf Registration Statement became effective on July 26, 2021.
Each of the Sponsor, Professional Partners, the ILPs and their respective transferees are entitled to certain demand registration rights in connection with an underwritten shelf takedown offering, in each case subject to certain offering thresholds, applicable lock-up restrictions, issuer suspension periods and certain other conditions. The Sponsor and their permitted transferees are limited to three demand registrations and the ILPs and their permitted transferees are limited to one demand registration, in each case, for the term of the Amended and Restated Registration Rights Agreement. Professional Partners and its permitted transferees are limited to four demand registrations per twelve-month period. In addition, the RRA Parties have certain "piggy-back" registration rights, subject to customary underwriter cutbacks, issuer suspension periods and certain other conditions.
The Amended and Restated Registration Rights Agreement includes customary indemnification provisions. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Amended and Restated Registration Rights Agreement, including the fees of one legal counsel to each of the Sponsor, Professional Partners and the ILPs.

Right of Professional Partners and Stockholders Agreement
On the Closing Date, the Company and Professional Partners entered into the Stockholders Agreement, pursuant to which, for so long as the Class B Condition is satisfied, Professional Partners will have approval rights over the following actions: (a) any incurrence of indebtedness (other than inter-company indebtedness) by the Company or any of its subsidiaries or controlled affiliates in an amount in excess of $25 million; (b) any issuance by the Company or any of its subsidiaries or controlled affiliates of equity or equity-related securities (other than preferred stock) which would represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, more than five percent (5%) of the total number of votes that may be cast in the election of directors of the Company, subject to certain limited exceptions; (c) the authorization or issuance of any preferred stock by the Company or any of its subsidiaries or controlled affiliates; (d) any equity or debt commitment to invest or investment or series of related equity or debt commitments to invest or investments by the Company or any of its subsidiaries or controlled affiliates in a person or group of related persons in an amount greater than $25 million; (e) any entry by the Company or any of its subsidiaries or controlled affiliates into a new line of business that requires an initial investment in excess of $25 million; (f) any disposition or divestment by the Company or any of its subsidiaries or controlled affiliates of any asset or business unit with a value in excess of $25 million; (g) the adoption of a stockholder rights plan by the Company; (h) any removal, change of duty or appointment of any officer of the Company that is, or would be, subject to Section 16 of the Exchange Act; (i) any amendment to the Restated Certificate of Incorporation or Amended and Restated Bylaws of the Company; (j) any amendment to the partnership agreement of PWP OpCo; (k) the renaming of the Company; (l) the adoption of the Company's annual budget and business plans and any material amendments thereto; (m) the declaration and payment of any dividend or other distribution by the Company or any of its subsidiaries or controlled affiliates, subject to certain limited exceptions; (n) the entry into any merger, consolidation, recapitalization, liquidation or sale of the Company or any of its subsidiaries or controlled affiliates or all or substantially all of the assets of the Company or any of its subsidiaries or controlled affiliates or consummation of a similar transaction (or series of related transactions), subject to certain limited exceptions, or entering into any agreement providing therefor; (o) voluntarily initiating any liquidation, dissolution or winding up of the Company or PWP OpCo or permitting the commencement of a proceeding for bankruptcy, insolvency, receivership or similar action with respect to the Company or PWP OpCo or any of their subsidiaries or controlled affiliates; (p) the entry into, termination of or material amendment of any material contract by the Company or any of its subsidiaries or controlled affiliates; (q) the entry into any transaction, or series of similar transactions or contract, subject to certain limited exceptions, that would be required to be disclosed by the Company under Item 404 of Regulation S-K under the Exchange Act; (r) the initiation or settlement of any material legal proceeding by the Company or any of its subsidiaries or controlled affiliates; and (s) changes to the Company's taxable year or fiscal year.
Additionally, for so long as the Secondary Class B Condition is satisfied, Professional Partners will have approval rights over the following actions: (a) any amendment to the Restated Certificate of Incorporation or Amended and Restated Bylaws of the Company that materially and adversely affects in a disproportionate manner the rights of Professional Partners or its limited partners; and (b) any amendment to the PWP OpCo partnership agreement that materially and adversely affects in a disproportionate manner the rights of Professional Partners or its limited partners.
The effect of the agreement is that Professional Partners may maintain control over our significant corporate transactions even if it holds less than a majority of the combined total voting power of our shares of Class A and Class B common stock.
For so long as the Class B Condition is satisfied, Professional Partners will have the right to designate a number of directors equal to a majority of our board of directors. After the Class B Condition is no longer satisfied, and for so long as the Secondary Class B Condition is satisfied, Professional Partners will have the right to designate a number of directors (rounded up to the nearest whole number) equal to one third of our board of directors. Professional Partners will retain the right to remove any director previously designated by it, with or without cause, for so long as the Class B Condition or the Secondary Class B Condition is satisfied. Additionally, for so long as the Class B Condition or the Secondary Class B Condition is satisfied, the Company and Professional Partners will take all reasonable actions within their respective control so as to cause the Company to continue in office not more than fifteen (15) directors (or such other number of directors as Professional Partners may agree to in writing).

The Stockholders Agreement will terminate once the Secondary Class B Condition is no longer satisfied.
Limited Partner Loan Guarantees
Group LP provides an unconditional guaranty (the "Guaranty") under a loan program (the "Loan Program") with the Program Lender, pursuant to which certain Limited Partners could obtain loans from the Program Lender to acquire additional equity interests in the PWP business. The Loan Program is governed by a master agreement, entered into by Group LP and the Program Lender on February 3, 2016, and provides for a total aggregate principal amount of all loans under the Loan Program of $25 million. The Guaranty is individual to each loan made under the Loan Program and, as to each such loan, remains effective until the indebtedness related to such loan is repaid. The following table summarizes the principal terms of the loans issued under the Loan Program to related parties. The loan issued to Mr. Barancik was fully repaid (including principal and all accrued interest) on October 11, 2018. The loan issued to Mr. Shendelman was fully repaid (including principal and all accrued interest) on December 28, 2020.

Related party	Issue date	Principal amount	Annual interest rate	Maturity date
Gary Barancik(1)	February 26, 2016	—	—	March 1, 2023
Vladimir Shendelman(2)	June 1, 2016	—	—	June 1, 2023
_________________
(1)The Loan issued to Mr. Barancik was fully repaid (including principal and all accrued interest) on October 11, 2018, prior to which there was $132,156 amount outstanding, with an annual interest rate of 4.75% calculated as the Wall Street Journal Prime Rate minus 0.50%.
(2)The Loan issued to Mr. Shendelman was fully repaid (including principal and all accrued interest) on December 28, 2020, prior to which there was $237,881 amount outstanding, with an annual interest rate of 2.75% calculated as the Wall Street Journal Prime Rate minus 0.50%.
Convertible Notes
Each of Mr. Perella, PWP's Founding Partner, Director and Chairman Emeritus, Mr. Steel, PWP's Partner, Director and Vice Chairman, Mr. Weinberg, PWP's Founding Partner, Director, Chairman and Chief Executive Officer, and Andrew Bednar, PWP's Founding Partner, Director and Co-President, owned $350,000 principal amount of the Convertible Notes.
On February 28, 2019, in connection with the PWP Separation, PWP OpCo entered into a first amendment to the note purchasing agreement governing its Convertible Notes (the "NPA") reflecting the consent of the requisite holders of the Convertible Notes to the PWP Separation and a proposed reorganization and initial public offering of our advisory business ("PWP IPO") and making (i) related amendments to various restrictive covenants and related definitions in the NPA and (ii) related clarifications to the redemption and conversion provisions. In connection with the first NPA amendment. PWP OpCo also entered into letter agreements (the "2019 Letter Agreements") with holders representing approximately substantially all of the total outstanding $150 million aggregate principal amount of its Convertible Notes setting forth certain conversion and cash redemption rights with respect to the PWP IPO and related reorganization. On July 31, 2020, PWP OpCo and the requisite holders of the Convertible Notes executed a second amendment to the NPA with respect to certain technical amendments relating to its financial covenants.
On December 29, 2020, PWP OpCo entered into a third amendment to the NPA reflecting the consent from the requisite holders of the Convertible Notes to the Business Combination and related internal reorganization steps that would be concurrently consummated and making (i) related amendments to various restrictive covenants and related definitions in the NPA and (ii) related clarifications to the redemption and conversion provisions. In connection with the third NPA amendment PWP OpCo also entered into new letter agreements (the "2020 Letter Agreements") with all of the holders of the Convertible Notes (which amended and restated their existing 2019 Letter Agreements), pursuant to which all of the holders (the "Redeeming Holders") agreed to collectively tender for redemption $150 million aggregate principal amount of their Convertible Notes (such Convertible Notes, the "Redeemed Notes") for cash, pursuant to the terms described below. Pursuant to the terms of the 2020 Letter Agreements, the Redeeming Holders also agreed not to convert their Convertible Notes in connection with the Business Combination. Upon consummation of the Business Combination, the Company redeemed the Convertible Notes for $161.6 million, which included the total outstanding $150.0 million aggregate principal, an applicable premium for Redeeming Holders owning at least $5.0 million of principal, and accrued and unpaid interest.

Redemption Rights
Pursuant to the terms of the 2020 Letter Agreements, the Redeeming Holders received on the closing date of the Business Combination a redemption price equal to 100% of the principal amount (plus, with respect to any Redeeming Holder owning at least $5.0 million principal amount of Convertible Notes, an applicable premium based on a discounted U.S. treasury rate), and accrued and unpaid interest to, but excluding, the closing date of the Business Combination with respect to the Redeemed Notes.
Restrictive Covenants of Professional Partner's Limited Partners
Professional Partner's limited partners are subject to certain restrictive covenants set forth in the fourth amended and restated limited partnership agreement of Professional Partners, including (i) perpetual confidentiality obligations, subject to certain limited exceptions, (ii) 180-day post-termination client and customer non-solicitation restrictions following a termination for cause or any resignation without good reason, (iii) post-termination investor non-solicitation restrictions following a termination for cause or any resignation without good reason for (x) 180 days with respect to any limited partner of Professional Partners, PWP Capital or PWP OpCo, and their respective subsidiaries and successors and assigns or (y) one year with respect to any limited partner, investor, prospective limited partner or investor of investment funds sponsored by a PWP Entity (as defined below), (iv) one-year post-termination employee non-solicitation restrictions following any termination and (v) perpetual non-disparagement obligations. In addition, in the event that the limited partner resigns without good reason and competes with the PWP Entities within one year following the resignation, or breaches any other applicable written covenant between any PWP Entity and the limited partner, then any common units in Professional Partners held by such limited partner will be forfeited on the date of such breach.
Repurchase of Class A Common Stock
On August 9, 2021, the Company repurchased 1,000,000 Founder Shares from the Sponsor at $12.00 per share for a total purchase price of $12.0 million.
UK ACU Reimbursement Agreement
In September 2021, Perella Weinberg UK Limited, Professional Partners and certain partners (including one partner who serves as a Company director and co-president) entered into a reimbursement agreement, pursuant to which such partners directed Professional Partners to pay distributions related to their ACUs first to a subsidiary of the Company, so that the subsidiary can make employment income tax payments on such distributions to the appropriate non-US authorities and then pay the balance to such parties.
Agreements with PWP Capital
Transition Services Agreement
PWP is party to the TSA with PWP Capital. Under the TSA, PWP agreed to provide certain corporate, healthcare, benefits and technology services to PWP Capital, and PWP Capital agreed to provide certain corporate, technology and human resource services to PWP. Either party to the TSA may terminate the agreement solely as it applies to the services it receives under the agreement with 90 days prior written notice. The agreement may also be terminated as it applies to any services provided or received with the mutual written consent of both parties. Under the TSA, each party is entitled to use the services provided to it for a fixed term established on a service-by-service basis, which term will be extended until terminated by the provider of the applicable service. Generally, each party will indemnify the other party and its respective directors, officers, employees, agents, consultants and contractors against losses relating to third party claims resulting from the transitional services.

Plans of Division and Master Separation Agreement
In connection with the PWP Separation, PWP entered into plans of division that identify the assets transferred and the liabilities assumed as part of the PWP Separation. Specifically, the plans of division indicate that all liabilities primarily relating to, arising from or in connection with the advisory businesses of PWP OpCo prior to the PWP Separation are allocated to PWP OpCo. Conversely, all liabilities primarily relating to, arising from or in connection with the asset management business are allocated to PWP Capital.
PWP is party to a master separation agreement with PWP Capital relating to the PWP Separation. The agreement sets forth, among other things, the ongoing obligations of PWP OpCo and PWP Capital relating to the separation of the advisory and asset management businesses of PWP OpCo on February 28, 2019. The master separation agreement provides for cross-indemnities that generally place the financial responsibility on PWP and its subsidiaries for all assets and liabilities associated with the advisory business and operations, and generally place on PWP Capital and its subsidiaries the financial responsibility for all assets and liabilities associated with the asset management business and operations.
Trademark License Agreement
PWP is party to a trademark license agreement with PWP Capital, under which PWP Capital will have the right to use certain trademarks owned by us and specified therein and that were in use by the PWP Capital business prior to the PWP Separation. The licenses will be non-exclusive, non-transferable (except under certain conditions), non-sublicensable (except under certain conditions) and royalty-free. The agreement will last for a period of at least one year, subject to automatic extension, and may be terminated by PWP in the event that PWP Capital becomes insolvent, makes an assignment for the benefit of its creditors or breaches the agreement and fails to cure such breach, or, if the NPA is no longer in effect, by PWP in its sole discretion upon 60 days' written notice to PWP Capital.
Sublease Agreement
In connection with the PWP Separation, PWP subleases a portion of its office space at its New York location to PWP Capital. In December 2021, PWP executed a sublease amendment to extend the sublease term for 19 months to August 31, 2023 and to reduce the size of the subleased premises. In accordance with the sublease, as amended, PWP Capital will pay to PWP a base rent of $38,440 per month and other lease related charges. The sublease, as amended, does not include a renewal option and PWP has the right to terminate the sublease for any reason after giving 90 days prior written notice.
Other Agreements
We may enter into engagement letters to provide advisory, investment banking and other services to PWP Capital. We may also enter into additional support and administration agreements with PWP Capital on arm's length terms.
From time-to-time, our asset management business may enter into compensation agreements with our employees, including Andrew Bednar or other officers and directors, to provide consultant and other services to our asset management business.
From time-to-time, we may make loans to or investments in sponsors and other related entities of special purpose acquisition vehicle companies, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction with one or more businesses, and our officers and directors may own equity interests in such special acquisition vehicle companies.
From time-to-time, we may make investments in one or more entities, which investments may permit multiple employees, officers or directors to make investments for the benefit of such employee, officer or director.

Future Internal Restructuring Transaction
Pursuant to the fourth amended and restated limited partnership agreement of Professional Partners, on or after December 1, 2023, Professionals GP may cause Professional Partners to divide into three limited partnerships and, following such division, cause one of such partnerships to merge with and into PWP OpCo (provided that such merger does not cause such limited partnership, PWP OpCo, the Company or its stockholders to recognize any gain under applicable federal and state tax laws). Pursuant to the fourth amended and restated limited partnership agreement of Professional Partners and the PWP OpCo LPA, PWP GP has agreed to cause PWP OpCo to consummate such merger. The merger is not expected to affect the respective rights or economic interests of us, PWP GP, any ILP or any limited partner of Professional Partners with respect to PWP OpCo.
Tax Receivable Agreement
In connection with the closing of the Business Combination, we entered into a Tax Receivable Agreement with PWP OpCo, Professional Partners and certain other persons party thereto. The Tax Receivable Agreement generally provides for payment by the Company to the TRA Parties of 85% of the cash tax savings, if any, in U.S. federal, state, local and foreign income taxes and related interest realized (or deemed realized) in periods after the Closing as a result of (a) the Business Combination and related transactions, (b) exchanges of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (c) payments made under the Tax Receivable Agreement. We expect to retain the benefit of the remaining 15% of these cash tax savings.

For purposes of the TRA, cash savings will be computed by comparing the Company's actual income tax liability to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of PWP OpCo as a result of the exchanges and had the Company not entered into the TRA. The term of the TRA commenced upon consummation of the Business Combination and will continue until all tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on a specified formula to determine the present value of payments remaining to be made under the agreement (including payments that would be made if all PWP OpCo Class A partnership units were then exchanged for our Class A common stock). The TRA will cover any exchanges of PWP OpCo Class A partnership units by ILPs and Limited Partners (after distribution of PWP OpCo Class A partnership units by Professional Partners) who are party to that agreement after the consummation of the Business Combination, and it is possible that new investors in the PWP OpCo Class A partnership units after the consummation of the Business Combination may become parties to the TRA as well.
The payment obligation under the TRA is an obligation of Perella Weinberg Partners and not an obligation of PWP OpCo. In addition, although we are not aware of any issue that would cause the IRS to challenge a tax basis increase that results in a payment under the TRA, the TRA Parties will not reimburse us for any payments previously made under the TRA if such basis increases or other benefits are subsequently disallowed, although excess payments made to any TRA Party may be netted against payments otherwise to be made, if any, to the relevant ILP or Limited Partner after our determination of such excess. As a result, in certain circumstances we may make payments to the TRA Parties under the TRA in excess of our actual cash tax savings. While the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, future tax rates and the amount and timing of the Company's income, we expect that, as a result of the size of the increases of the tangible and intangible assets of PWP OpCo attributable to our interests in PWP OpCo, during the expected term of the TRA, the payments that we may make to the TRA Parties could be substantial. Payments made under the TRA are required to be made within 240 days of the filing of the Company's tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the TRA Parties, we do not expect the cash payments to have a material impact on our liquidity.

The TRA also provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, our (or our successor's) obligations with respect to exchanged or acquired PWP OpCo Class A partnership units (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRA, that certain loss carryforwards will be used within 15 years, and that any non-amortizable assets are deemed disposed of at the earlier of (i) when the relevant asset is sold or (ii) within 15 years.
Furthermore, upon a material breach of our obligations under the TRA that is not cured within the time period specified by the TRA or if, at any time, we elect an early termination of the TRA, we shall pay to each ILP and/or Limited Partner the present value, discounted at LIBOR (or a replacement agreed rate) plus 300 basis points as of such date, of all tax benefit payments due to such partner as of either the date of delivery of the early termination notice, in the case of an early termination, or as of the date of such breach, in the case of a material breach. The calculation of payments in such circumstances would also be based on certain assumptions, including, in addition to those described above with respect to a change of control, that federal, state, local, and foreign income tax rates will remain the same as those specified for such taxable year by the Code, and other laws on the date of such breach or the early termination payment, that any non-amortizable assets shall be deemed disposed of within 15 years of the earlier of the basis adjustment for such asset or the date of breach or delivery of the early termination notice, and that any PWP OpCo Class A partnership units that have not been exchanged will be deemed exchanged for the market value of our Class A common stock at the time of termination or material breach. Consequently, it is possible, in the case of a change of control, early termination, or material breach, that the actual cash tax savings realized by us may be significantly less than the corresponding TRA payments.
Consultant Compensation
Ivan G. Seidenberg, Jorma Ollila and Jane C. Sherburne, three of PWP's independent directors, received compensation in connection with their consultant services in 2020. See "Part III—Item 11. Executive Compensation" for additional details.
Employee Compensation Paid to Directors
Messrs. Perella and Steel, two of PWP's employee directors who are not executive officers, received compensation in respect of their service as Working Partners in 2021 in amounts equal to $510,500 and $7,986,867, respectively.
Director Independence
Under the rules of Nasdaq, independent directors must comprise a majority of a listed company's board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company's audit, compensation and nominating and corporate governance committees must be independent. As discussed above, we have availed ourselves of the "controlled company" exception and, as a result, although we have an independent audit committee, we do not have a majority of independent directors on our board. Under the rules of Nasdaq, a director is independent only if our board of directors makes an affirmative determination that the director has no material relationship with us.
We have four "independent directors" as defined in Nasdaq rules and applicable SEC rules. We have determined that Mr. Ollila, Mr. Seidenberg, Ms. Sherburne and Mr. Cohen are "independent" as that term is defined under Nasdaq rules for purposes of serving on our board of directors.

Item 14. Principal Accounting Fees and Services
The following table presents aggregate fees billed to the Company for services rendered by Ernst & Young LLP during the years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees (1)	$1,914	$1,328
Audit-Related Fees (2)	1,305	1,889
Tax Fees (3)	—	—
All Other Fees	—	—
Total	$3,219	$3,217
(1) Audit Fees include fees for services rendered for the audit and quarterly reviews of our consolidated financial statements including those filed with the SEC on Forms 10-K and 10-Q, respectively, as well as statutory and financial audits for our United States and foreign consolidated subsidiaries. Additionally, audit fees include other regulatory filings, and similar engagements, such as attest services, comfort letters, consents, and reviews of documents filed with or submitted to the SEC.
(2) Audit-Related Fees associated with period prior to the Business Combination.

(3) Tax fees represent fees for services performed by the independent registered public accounting firm’s tax personnel, except those services specifically related to the audit and review of the financial statements, and consisted of tax consulting and compliance professional services, including to our United States and foreign consolidated subsidiaries.

Audit Committee Pre-Approval
Since our Business Combination, all services performed by Ernst & Young LLP for the Company and its subsidiaries have been pre-approved by the audit committee.
The audit committee has adopted a pre-approval policy, which requires that before the independent auditor is engaged for any services, the audit committee must approve these services, including the fees and terms. Services are reviewed taking into account the terms of the policy, and, for types of services not pre-approved in the policy, the rules of the SEC and the Public Company Accounting Oversight Board.
PART IV.
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:

(1) Financial Statements

The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All other financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto in Item 8 of Part II above.

(3) Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied as the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549 at prescribed rates or on the SEC website as www.sec.gov.

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Perella Weinberg Partners (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the SEC on January 13, 2022 (File No. 333-261785)).

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

4.3
Amendment to Warrant Agreement, dated November 10, 2021, by and among Perella Weinberg Partners, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 filed with the SEC on December 21, 2021 (File No. 333-261785)).

4.4*	Description of Securities

10.1†
Employment Agreement, dated as of August 11, 2021, by and between Perella Weinberg Partners, PWP Employer LP and Peter A. Weinberg (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.2†
Employment Agreement, dated as of August 11, 2021, by and between Perella Weinberg Partners, PWP Employer LP and Andrew Bednar (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.3†
Employment Agreement, dated as of August 11, 2021, by and between Perella Weinberg Partners, PWP Employer LP and Dietrich Becker (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.4†
Form of Director Restricted Stock Unit Award Agreement (One-Time Award) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.5†
Form of Director Restricted Stock Unit Award Agreement (Annual Base Retainer Award) (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.6
Amended and Restated Registration Rights Agreement, dated June 24, 2021, by and among the Company, FinTech Investor Holdings IV, LLC, FinTech Masala Advisors, LLC and the other Holders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to FinTech Acquisition Corp. IV's Current Report on Form 8-K/A, filed with the SEC on December 31, 2020).

10.8
Stockholders Agreement, dated June 24, 2021, by and between the Company and PWP Professional Partners LP (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.9
Tax Receivable Agreement, dated June 24, 2021, by and between the Company, PWP Holdings LP, PWP Professional Partners LP and certain partners party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.10
Sponsor Share Surrender and Share Restriction Agreement, dated as of December 29, 2020, by and among PWP Holdings LP, FinTech Acquisition Corp. IV, FinTech Investor Holdings IV, LLC, FinTech Masala Advisors, LLC and the other parties thereto (incorporated by reference to Exhibit 10.5 to FinTech Acquisition Corp. IV's Current Report on Form 8-K/A, filed with the SEC on December 31, 2020).

10.11
Amendment to Sponsor Share Surrender and Share Restriction Agreement, dated as of May 4, 2021, by and among PWP Holdings LP, FinTech Acquisition Corp. IV, FinTech Investor Holdings IV, LLC, FinTech Masala Advisors, LLC and the other parties thereto (incorporated by reference to FinTech Acquisition Corp. IV's definitive proxy statement, filed with the SEC on May 27, 2021).

10.12
Amended and Restated Agreement of Limited Partnership of PWP Holdings LP, dated as of June 24, 2021, by and among PWP GP LLC, the Company, PWP Professional Partners LP, and the other limited partners party thereto (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.13
Amended and Restated Limited Liability Company Agreement of PWP GP LLC, dated June 24, 2021 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.14†	Perella Weinberg Partners 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.15†
French Sub-Plan Under the Perella Weinberg Partners 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.17
Amendment Agreement, dated as of June 15, 2021, by and among Perella Weinberg Partners Group LP, as Borrower, PWP Holdings LP, the subsidiary guarantors party thereto, each Lender under the Credit Agreement and Cadence Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the SEC on June 30, 2021).

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP, independent registered accounting firm.

24.1*	Powers of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________
*    Filed herewith
**    Furnished herewith

†    Indicates a management or compensatory plan.
+    Certain schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company hereby agrees to hereby furnish supplementally a copy of all omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York.

PERELLA WEINBERG PARTNERS

Date:	March 11, 2022	By:	/s/ PETER A. WEINBERG
Peter A. Weinberg
Chief Executive Officer
(Principal Executive Officer)

Date:	March 11, 2022	By:	/s/ GARY S. BARANCIK
Gary S. Barancik
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter A. Weinberg, Gary S. Barancik and Vladimir Shendelman, and each of them, his or her true and lawful attorney-in-fact and agents with full and several power of substitution, for him or her and his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2022.

Signature	Title

/s/ PETER A. WEINBERG	Chairman and Chief Executive Officer
Peter A. Weinberg	(Principal Executive Officer)

/s/ GARY S. BARANCIK	Chief Financial Officer
Gary S. Barancik	(Principal Financial Officer)

/s/ ALEXANDRA GOTTSCHALK	Chief Accounting Officer
Alexandra Gottschalk	(Principal Accounting Officer)

/s/ JOSEPH R. PERELLA	Chairman Emeritus
Joseph R. Perella

/s/ ROBERT K. STEEL	Vice Chairman
Robert K. Steel

/s/ DIETRICH BECKER	Director
Dietrich Becker

/s/ ANDREW BEDNAR	Director
Andrew Bednar

/s/ JORMA OLLILA	Director
Jorma Ollila

/s/ IVAN G. SEIDENBERG	Director
Ivan G. Seidenberg

/s/ JANE C. SHERBURNE	Director
Jane C. Sherburne

/s/ DANIEL G. COHEN	Director
Daniel G. Cohen