Form 10-Q
period 2022-03-31
Perella Weinberg Partners
filed 2022-05-05
CIK 1777835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM    TO
Commission File Number: 001-39558
_____________________________________________________________________________________________________________________________________________________________________
PERELLA WEINBERG PARTNERS
(Exact Name of Registrant as Specified in its Charter)
_____________________________________________________________________________________________________________________________________________________________________

Delaware	84-1770732
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
767 Fifth Avenue New York, NY	10153
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 287-3200
_____________________________________________________________________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2022, the registrant had 46,281,037 shares of Class A common stock, par value $0.0001 per share, and 46,318,953 shares of Class B common stock, par value $0.0001 per share, outstanding.

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
•the ability to maintain the listing of the Company’s Class A common stock and warrants on Nasdaq following the Business Combination;
•our public securities’ potential liquidity and trading;
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
•factors relating to the business, operations and financial performance of the Company, including:
◦whether the Company realizes all or any of the anticipated benefits from the Business Combination;
◦whether the Business Combination results in any increased or unforeseen costs or has an impact on the Company’s ability to retain or compete for professional talent or investor capital;
◦global economic, business, market and geopolitical conditions, including the impact of public health crises, such as the ongoing rapid, worldwide spread of a novel strain of coronavirus and the pandemic caused thereby (collectively, “COVID-19”), as well as the impact of recent hostilities between Russia and Ukraine;
◦the Company’s dependence on and ability to retain working partners and other key employees;
◦the Company’s ability to successfully identify, recruit and develop talent;
◦risks associated with strategic transactions, such as joint ventures, strategic investments, acquisitions and dispositions;

◦conditions impacting the corporate advisory industry;
◦the Company’s dependence on its fee-paying clients and fluctuating revenues from its non-exclusive, engagement-by-engagement business model;
◦the high volatility of the Company’s revenue as a result of its reliance on advisory fees that are largely contingent on the completion of events which may be out of its control;
◦the ability of the Company’s clients to pay for its services, including its restructuring clients;
◦the Company’s ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to the Company’s business, including actual, potential or perceived conflicts of interest and other factors that may damage its business and reputation;
◦strong competition from other financial advisory and investment banking firms;
◦potential impairment of goodwill and other intangible assets, which represent a significant portion of the Company’s assets;
◦the Company’s successful formulation and execution of its business and growth strategies;
◦the outcome of third-party litigation involving the Company;
◦substantial litigation risks in the financial services industry;
◦cybersecurity and other operational risks;
◦the Company’s ability to expand into new markets and lines of businesses for the advisory business;
◦exposure to fluctuations in foreign currency exchange rates;
◦assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity;
◦extensive regulation of the corporate advisory industry and U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy and laws (including the treatment of carried interest);
◦other risks and uncertainties described under the section entitled “Risk Factors” included in our Annual Report on Form 10-K.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Perella Weinberg Partners
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$223,142	$502,773
Restricted cash	1,995	2,002
Accounts receivable, net of allowance	75,254	46,914
Due from related parties	3,183	4,225
Fixed assets, net of accumulated depreciation and amortization	10,401	10,362
Intangible assets, net of accumulated amortization	30,707	32,352
Goodwill	34,383	34,383
Prepaid expenses and other assets	27,088	24,313
Right-of-use lease assets	37,028	39,912
Deferred tax assets, net	27,450	21,091
Total assets	$470,631	$718,327
Liabilities and Equity
Accrued compensation and benefits	$55,205	$311,500
Deferred compensation programs	5,473	11,221
Accounts payable, accrued expenses and other liabilities	42,796	31,048
Deferred revenue	5,842	7,845
Lease liabilities	40,208	43,448
Warrant liabilities	15,799	27,805
Amount due pursuant to tax receivable agreement	19,731	14,108
Total liabilities	185,054	446,975
Commitments and Contingencies (Note 18)
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 48,089,498 issued and 46,917,195 outstanding at March 31, 2022; 1,500,000,000 shares authorized, 43,649,319 issued and 42,649,319 outstanding at December 31, 2021)	5	4
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 46,318,953 issued and outstanding at March 31, 2022; 600,000,000 shares authorized, 50,154,199 issued and outstanding at December 31, 2021)	5	5
Additional paid-in-capital	179,745	158,131
Retained earnings (accumulated deficit)	(13,410)	(18,075)
Accumulated other comprehensive income (loss)	(2,786)	(1,746)
Treasury stock, at cost (1,172,303 and 1,000,000 shares at March 31, 2022 and December 31, 2021, respectively)	(13,598)	(12,000)
Total Perella Weinberg Partners equity	149,961	126,319
Non-controlling interests	135,616	145,033
Total equity	285,577	271,352
Total liabilities and equity	$470,631	$718,327
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2022	2021
Revenues	$151,876	$169,802
Expenses
Compensation and benefits	87,245	109,470
Equity-based compensation	40,890	6,157
Total compensation and benefits	128,135	115,627
Professional fees	10,303	5,728
Technology and infrastructure	7,556	6,956
Rent and occupancy	5,729	6,702
Travel and related expenses	2,294	661
General, administrative and other expenses	5,275	2,204
Depreciation and amortization	2,943	3,880
Total expenses	162,235	141,758
Operating income (loss)	(10,359)	28,044
Non-operating income (expenses)
Related party income	558	2,209
Other income (expense)	1,911	(1,854)
Change in fair value of warrant liabilities	12,006	—
Interest expense	(68)	(3,868)
Total non-operating income (expenses)	14,407	(3,513)
Income (loss) before income taxes	4,048	24,531
Income tax benefit (expense)	(2,996)	(2,024)
Net income (loss)	1,052	$22,507
Less: Net income (loss) attributable to non-controlling interests	(7,842)
Net income (loss) attributable to Perella Weinberg Partners	$8,894
Net income (loss) per share attributable to Class A common shareholders (1)
Basic	$0.19
Diluted	$0.00
Weighted-average shares of Class A common stock outstanding (1)
Basic	45,917,935
Diluted	93,231,332
(1)The Company analyzed the calculation of net income (loss) per share for periods prior to June 24, 2021, the date of the Business Combination (as defined in Note 1—Organization and Nature of Business), and determined that it resulted in values that would not be meaningful to the users of the condensed consolidated financial statements. Therefore, net income (loss) per share information has not been presented for periods prior to the Business Combination. For more information, refer to Note 15—Net Income (Loss) Per Share Attributable to Class A Common Shareholders.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$1,052	$22,507
Foreign currency translation gain (loss)	(2,102)	228
Comprehensive income (loss)	(1,050)	$22,735
Less: Comprehensive income (loss) attributable to non-controlling interests	(8,903)
Comprehensive income (loss) attributable to Perella Weinberg Partners	$7,853

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in Thousands)

		Shares								Accumulated Other Comprehensive Income (Loss)
	Partners’ Capital	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)		Non- Controlling Interests	Total Equity
Balance at December 31, 2020	$76,509	—	—	—	$—	$—	$—	$—	$—	$(2,326)	$—	$74,183
Net income (loss)	22,507	—	—	—	—	—	—	—	—	—	—	22,507
Equity-based compensation	6,157	—	—	—	—	—	—	—	—	—	—	6,157
Distributions to partners	(9,816)	—	—	—	—	—	—	—	—	—	—	(9,816)
Other	384	—	—	—	—	—	—	—	—	—	—	384
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	228	—	228
Balance at March 31, 2021	$95,741	—	—	—	$—	$—	$—	$—	$—	$(2,098)	$—	$93,643

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	43,649,319	50,154,199	(1,000,000)	$4	$5	$(12,000)	$158,131	$(18,075)	$(1,746)	$145,033	$271,352
Net income (loss)	—	—	—	—	—	—	—	8,894	—	(7,842)	1,052
Equity-based compensation	—	—	—				22,695		—	18,710	41,405
Distributions to partners	—	—	—	—	—	—	—	—	—	(15,823)	(15,823)
Issuance of Class A common stock for vested RSUs	601,098	—	—	—	—	—	—	—	—	—	—
Withholding payments on vested RSUs	—	—	—	—	—	—	(6,075)	—	—	—	(6,075)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	116	(4,229)	—	—	(4,113)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(1,040)	(1,062)	(2,102)
Other	—	—	—	—	—	—	734	—	—	1,265	1,999
Issuance of Class A common stock and exchange of PWP OpCo Units with corresponding Class B common stock for cash using Offering proceeds (Note 11—Stockholders' Equity)	3,502,033	(3,498,534)	—	1	—	—	(538)	—	—	—	(537)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11—Stockholders' Equity)	337,048	(336,712)	—	—	—	—	17	—	—	—	17
Treasury stock purchase	—	—	(172,303)	—	—	(1,598)	—	—	—	—	(1,598)
Change in ownership interests	—	—	—	—	—	—	4,665	—	—	(4,665)	—
Balance at March 31, 2022	48,089,498	46,318,953	(1,172,303)	$5	$5	$(13,598)	$179,745	$(13,410)	$(2,786)	$135,616	$285,577

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$1,052	$22,507
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based awards vesting expense	41,405	6,157
Depreciation and amortization	2,943	3,880
Amortization of debt discounts and deferred financing costs	37	1,034
Change in fair value of warrant liabilities	(12,006)	—
Non-cash operating lease expense	4,396	4,262
Deferred taxes	(563)	150
Other	(205)	(511)
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	(29,277)	(21,621)
Due from related parties	1,042	(956)
Prepaid expenses and other assets	2,081	(2,655)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(255,560)	(129,941)
Deferred compensation programs	(3,098)	13
Accounts payable, accrued expenses and other liabilities	6,066	5,683
Deferred revenue	(1,911)	(4,852)
Lease liabilities	(4,775)	(4,379)
Net cash provided by (used in) operating activities	(248,373)	(121,229)
Cash flows from investing activities
Purchases of fixed assets	(1,389)	(417)
Other	—	(978)
Net cash provided by (used in) investing activities	(1,389)	(1,395)
Cash flows from financing activities
Proceeds from the Offering, net of underwriting discount	36,526	—
Exchange of PWP OpCo Units and corresponding Class B common stock for cash using Offering proceeds	(36,526)	—
Payment of offering costs	(798)	—
Distributions to partners	(15,823)	(9,816)
Dividends paid on Class A and Class B common stock	(3,409)	—
Withholding payments for vested RSUs	(6,075)	—
Treasury stock purchases	(1,214)	—
Net cash provided by (used in) financing activities	(27,319)	(9,816)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,557)	557
Net increase (decrease) in cash, cash equivalents and restricted cash	(279,638)	(131,883)
Cash, cash equivalents and restricted cash, beginning of period	504,775	330,908
Cash, cash equivalents and restricted cash, end of period	$225,137	$199,025
Supplemental disclosure of non-cash activities
Pending broker-to-broker trades	$5,763	$—
Non-cash paydown of Partner promissory notes	$2,567	$—
Lease liabilities arising from obtaining right-of-use lease assets	$1,649	$138
Accrued dividends and dividend equivalents on unvested RSUs	$1,149	$—
Deferred tax effect resulting from exchanges of PWP OpCo units, net of amounts payable under tax receivable agreement	$798	$—
Accrued treasury stock purchases	$384	$—
Net assets of deconsolidated affiliate	$—	$394
Supplemental disclosures of cash flow information
Cash paid for income taxes	$2,214	$44
Cash paid for interest	$31	$2,835

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

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
Note 2—Summary of Significant Accounting Policies
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
These condensed consolidated financial statements and notes thereto are unaudited, and as permitted by the interim reporting rules and regulations set forth by the Securities and Exchange Commission (the “SEC”), exclude certain financial information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements reflect all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of March 31, 2022 and December 31, 2021, the net assets of PWP OpCo were $273.1 million and $268.5 million, respectively. As of March 31, 2022 and December 31, 2021, the Company did not consolidate any VIEs other than PWP OpCo that were deemed material to the condensed consolidated financial statements.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less from the date of purchase. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents. The Company maintains cash with banks and brokerage firms, which from time to time may exceed federally insured limits.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Restricted cash represents cash that is not readily available for general purpose cash needs. As of both March 31, 2022 and December 31, 2021, the Company had restricted cash of $2.0 million maintained as collateral for letters of credit related to certain office leases.
A reconciliation of the Company’s cash, cash equivalents and restricted cash as of March 31, 2022 and March 31, 2021 is presented below:

	March 31,
	2022	2021
Cash	$223,142	$197,189
Restricted cash	1,995	1,836
Cash, cash equivalents and restricted cash as shown on statements of cash flows	$225,137	$199,025
Accounts Receivable
Accounts receivable are presented net of allowance for credit losses based on the Company’s assessment of collectability. The Company regularly reviews its accounts receivable for collectability and an allowance is recognized for credit losses, if required. As of March 31, 2022 and December 31, 2021, $16.8 million and $2.5 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. These amounts represent amounts due from clients and recognized as revenue in accordance with the Company’s revenue recognition policies but unbilled at the end of the period.
Accounts receivable represent amounts due from clients from various industry and geographic backgrounds. As of March 31, 2022, certain accounts receivable in the aggregate amount of $7.8 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with one client. As of the issuance date of these condensed consolidated financial statements, this amount has not been collected. As of December 31, 2021, certain accounts receivable in the aggregate amount of $13.6 million, were greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end.
Allowance for Credit Losses
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Prepaid Expenses and Other Assets
Generally, prepaid expenses comprise the majority of Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition and represent upfront payments for various services, including subscriptions, software licenses and insurance, which are amortized over the life, related service period or policy. When applicable, deferred offering costs are also presented within Prepaid expenses and other assets. As of December 31, 2021, Prepaid expenses and other assets included deferred offering costs of $0.9 million related to a primary offering of shares of its Class A common stock. Total deferred offering costs of $1.3 million for this primary offering were netted against the proceeds of the offering in Additional paid-in-capital on the Condensed Consolidated Statements of Financial Condition. Refer to Note 11—Stockholders' Equity for additional information regarding this offering.
Tudor, Pickering, Holt & Co. Securities Canada, ULC (“TPH Canada”) executes certain client trades through a counterparty other than its carrying broker (referred to as “broker-to-broker trades”). Per the introducing broker agreement between TPH Canada and its carrying broker, TPH Canada assumes the risk of any failed obligations with respect to broker-to-broker trades and is required to reimburse the carrying broker for any loss which the carrying broker may sustain as a result of these trades. TPH Canada is deemed to be a principal with regards to broker-to-broker trades; and therefore, the value of unsettled broker-to-broker trades as of March 31, 2022 in the amount of $5.8 million was recorded as a receivable from the carrying broker or other counterparty as well as a corresponding payable to the carrying broker or other counterparty, which were included in Prepaid expenses and other assets and Accounts payable, accrued expenses and other liabilities, respectively, on the Condensed Consolidated Statements of Financial Condition. Subsequent to March 31, 2022, these trades were settled and the related receivable and payable were derecognized. There were no unsettled broker-to-broker trades as of December 31, 2021.
Income Taxes
Prior to the Business Combination, the Company operated as a partnership, and therefore, was generally not subject to U.S. federal and state corporate income taxes. Subsequent to the Business Combination, PWP is a corporation and is subject to U.S. federal and state corporate income taxes on its proportionate share of taxable income generated by the operating partnership, PWP OpCo, as well as any standalone income (or loss) generated at the PWP entity level. PWP OpCo is treated as a partnership, and as a result, taxable income (or loss) generated by PWP OpCo flows through to its limited partners, including PWP, and is generally not subject to U.S. federal or state income tax at the partnership level. The Company primarily conducts business through entities held by PWP OpCo that are disregarded for U.S. federal and state tax purposes. Certain non-U.S. subsidiaries are subject to income taxes in their respective local jurisdictions, and therefore, the related income tax provision is reported in the Condensed Consolidated Statements of Operations.
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the financial reporting bases of assets and liabilities and their respective tax bases, using tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in Income tax benefit (expense) in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent on the amount, timing and character of the Company’s future taxable income. When evaluating the realizability of deferred tax assets, all evidence – both positive and negative – is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing temporary tax differences and tax planning strategies.
The Company analyzes its tax positions for all U.S. federal, state and local tax jurisdictions where it is required to file income tax returns. The Company records unrecognized tax benefits based on whether it is more-likely-than-not that the uncertain tax position will be sustained based on the technical merits of the position. If it is determined that an uncertain tax position is more-likely-than-not to be sustained, the Company records the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in General, administrative and other expenses in the Condensed Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Revenue Recognition
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
Research and Trading Services
The Company provides research on the energy and related industries and related equity and commodity markets. The Company’s research clients continuously benefit from the research provided throughout arrangements between the Company and such clients, and accordingly, over time revenue recognition matches the transfer of such benefits. Recipients of this research compensate the Company for these market insights in various ways – by direct payment (the amount of which is typically at the client’s discretion based upon the perceived value of the research services provided), through trades directed through the Company’s trading desk (for commission generation) or through third-party commission sharing agreements. These services are sometimes referred to as “soft-dollar arrangements,” and the amount of payment is typically based on a percentage of commission income generated from the client’s trades executed by the Company. The commission per share and volume of trades are at the client’s discretion based upon the perceived value of the research services and trade execution provided. Generally, the Company does not provide trading services separate and apart from research services (i.e., clients do not typically execute trades through the Company in the normal course of business; rather, trade execution is used as a means to be compensated for research services).
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Contract Costs and Contract Balances
Incremental costs of obtaining a contract are expensed as incurred as such costs are generally not recoverable. Costs to fulfill contracts consist of out-of-pocket expenses that are part of performing transaction-related advisory services and are typically expensed as incurred as these costs are related to performance obligations that are satisfied over time. The Company is typically reimbursed by the client for certain of these out-of-pocket expenses, which is recorded within Revenues in the Condensed Consolidated Statements of Operations.
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
Recently Adopted Accounting Pronouncements
No changes to U.S. GAAP that went into effect during the three months ended March 31, 2022 had a material effect on the Company’s condensed consolidated financial statements.
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
•FTIV issued new shares of Class B-1 common stock, which have 10 votes per share and, Class B-2 common stock, which have one vote per share to PWP OpCo, with the Class B-1 common stock being distributed to and owned by Professional Partners and the Class B-2 common stock being distributed to and owned by ILPs, with the number of shares of such common stock issued to PWP OpCo equal the number of PWP OpCo Units that were held by Professional Partners and ILPs, respectively, following the Closing;
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
On the date of the Closing, the Company recorded $22.2 million in public warrant liabilities and $0.7 million in private warrant liabilities, which represented their fair value on such date. See Note 12—Warrants for further information. In conjunction with the Business Combination, the Company incurred approximately $2.9 million in transaction expenses, which were recorded in Professional fees on the Condensed Consolidated Statements of Operations, as well as $27.6 million of offering costs which were offset against the proceeds of the Business Combination. The Business Combination resulted in an increase to the Company’s deferred tax assets, with a corresponding payable pursuant to the tax receivable agreement, primarily related to a step-up in the tax basis of certain assets that will be recovered as those assets are amortized.
At the time of the Closing, there were 42,956,667 shares of Class A common stock and 50,154,199 shares of Class B common stock outstanding. The number of shares of Class B common stock outstanding corresponds to the number of PWP OpCo Units attributable to the Professional Partners and ILPs. Such PWP OpCo Units are exchangeable into shares of PWP’s Class A common stock on a one-for-one basis and represent the non-controlling ownership interests in the Company. Class B-1 and B-2 common stock have de minimis economic rights. See Note 11—Stockholders' Equity for additional information.
Concurrent with the Closing, the Company entered into certain other related agreements which are discussed further in Note 11—Stockholders' Equity and Note 17—Related Party Transactions.
Note 4—Revenue and Receivables from Contracts with Customers
The following table disaggregates the Company’s revenue between over time and point in time recognition:

	Three Months Ended March 31,
	2022	2021
Over time	$146,598	$157,923
Point in time	5,278	11,879
Total revenues	$151,876	$169,802
Reimbursable expenses billed to clients was $0.3 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively.
Remaining Performance Obligations and Revenue Recognized from Past Performance
As of March 31, 2022, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied is $5.2 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services and fairness opinion services.
The Company recognized revenue of $119.9 million and $115.8 million during the three months ended March 31, 2022 and 2021, respectively, related to performance obligations that were satisfied or partially satisfied in prior periods, mainly due to constraints on variable consideration in prior periods being resolved for transaction-related advisory services.
Contract Balances
As of March 31, 2022 and December 31, 2021, the Company recorded $5.8 million and $7.8 million, respectively, for contract liabilities which are presented as Deferred revenue on the Condensed Consolidated Statements of Financial Condition. For the three months ended March 31, 2022 and 2021, $3.8 million and $6.7 million, respectively, of the respective beginning deferred revenue balance was recognized as revenue and was primarily related to transaction-related advisory services performance obligations that are recognized over time.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Allowance for Credit Losses
The allowance for credit losses activity for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$1,851	$1,045
Bad debt expense	284	(538)
Write-offs	(730)	(21)
Recoveries	—	710
Foreign currency translation and other adjustments	(27)	—
Ending balance	$1,378	$1,196
Note 5—Leases
In May 2021, the Company extended the term of its New York office lease by five months, which resulted in an increase to Lease liabilities and a corresponding increase to Right-of-use lease assets of $5.1 million. In July 2021, the Company executed a lease amendment to vacate a portion of its Houston office space, which resulted in a $1.9 million decrease to Right-of-use lease assets, a $2.4 million decrease to Lease liabilities and a $0.5 million gain recorded in Other income (expense) in the Condensed Consolidated Statements of Operations. The Houston sublease agreement with PWP Capital Holdings LP was terminated in conjunction with this lease amendment.
In February 2022, the Company entered into a lease agreement related to the relocation of its U.K. office. The lease has an initial term of 12 years and is expected to commence mid-2022. Also in February 2022, the Company entered into an amendment to its Los Angeles office lease which is expected to commence in mid-2022 and is scheduled to expire on December 31, 2032.
Other information as it relates to the Company’s operating leases is as follows:

	March 31, 2022	December 31, 2021
Weighted-average discount rate - operating leases	2.38%	2.45%
Weighted-average remaining lease term - operating leases	3.13 years	3.26 years

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$4,635	$4,818
Variable lease cost	442	1,316
Sublease income - operating leases	(203)	(806)
Total net lease cost	$4,874	$5,328

Cash paid for lease obligation	$4,988	$5,079

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of March 31, 2022, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases	Sublease Income	Net Payments
Remainder of 2022	$14,536	$616	$13,920
2023	14,198	307	13,891
2024	4,910	—	4,910
2025	2,950	—	2,950
2026	2,852	—	2,852
Thereafter	2,131	—	2,131
Total lease payments	41,577	$923	$40,654
Less: Imputed Interest	(1,369)
Total lease liabilities	$40,208
Note 6—Intangible Assets
Below is the detail of the intangible assets:

	March 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(25,280)	$22,120
Trade names and trademarks	18,400	(9,813)	8,587
Total	$65,800	$(35,093)	$30,707

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(24,095)	$23,305
Trade names and trademarks	18,400	(9,353)	9,047
Total	$65,800	$(33,448)	$32,352
The intangible assets are amortized over an average useful life of 10 years. Intangible amortization expense was $1.6 million for each of the three months ended March 31, 2022 and 2021, which is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations. Amortization of intangible assets held at March 31, 2022 is expected to be $6.6 million for each of the years ending December 31, 2022, 2023, 2024 and 2025, and $6.0 million for the year ending December 31, 2026. These intangible assets will be fully amortized by November 30, 2026.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 7—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries, including the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Investment Industry Regulatory Organization of Canada (“IIROC”), the Financial Conduct Authority (“FCA”) of the United Kingdom (the “UK”) and the Autorité de contrôle prudentiel et de resolution (“ACPR”) of France. None of the SEC regulated subsidiaries hold funds or securities for, or owe money or securities to, clients or carry accounts of or for clients, and as such are all exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of March 31, 2022 and December 31, 2021, all regulated subsidiaries were in excess of their applicable minimum capital requirements.
As a result of the minimum capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.
Note 8—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Leasehold improvements	$50,581	$49,610
Furniture and fixtures	8,138	8,188
Equipment	16,127	15,969
Software	8,581	8,581
Total	83,427	82,348
Less: Accumulated depreciation and amortization	(73,026)	(71,986)
Fixed assets, net	$10,401	$10,362
Depreciation expense related to fixed assets was $1.1 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. Amortization expense related to software development costs was $0.2 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
Note 9—Income Taxes
The following table summarizes the Company’s tax position for the periods presented:

	Three Months Ended March 31,
	2022	2021
Income (loss) before income taxes	$4,048	$24,531
Income tax benefit (expense)	$(2,996)	$(2,024)
Effective income tax rate	74.0%	8.3%
For the three months ended March 31, 2022, the Company determined that the year-to-date actual effective tax rate represents the Company’s best estimate of the annual effective tax rate. This is due to the Company’s significant permanent differences as compared to estimated pre-tax income.

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
As of March 31, 2022, the Company has a liability for unrecognized tax benefits of $6.1 million related to the potential double inclusion of income on its foreign income tax returns. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.
Note 10—Debt
The following is a summary of the Company’s debt as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Revolving Credit Facility	$—	$—
Unamortized debt discount and issuance costs (1)	(485)	(521)
Total debt, net	$(485)	$(521)
(1)As of March 31, 2022 and December 31, 2021, the Company included unamortized debt issuance costs within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Position since there were no outstanding borrowings under the Revolving Credit Facility, as defined below.
Revolving Credit Facility
The Company has a revolving credit facility (the “Revolving Credit Facility”) with Cadence Bank, N.A. (“Cadence Bank”) with an available line of credit of $50 million. Prior to the Business Combination, the Revolving Credit Facility bore interest at a rate per annum equal to either the variable Eurodollar Rate (or London Interbank Offered Rate, LIBOR) or a variable Base Rate (defined as the higher of the (i) Federal Funds Rate plus ½ of 1.0%; (ii) Cadence Bank prime rate; or (iii) Eurodollar Rate plus 1.0%) plus a rate which varies by the Company’s leverage ratio, as noted in the table below.

Applicable Rate
Combined Leverage Ratio	Eurodollar Rate	Base Rate
< 0.50 : 1.00	2.50%	1.50%
≥ 0.50 : 1.00, but < 1.50 : 1.00	2.75%	1.75%
≥ 1.50 : 1.00	3.00%	2.00%
Upon consummation of the Business Combination, the Company repaid all of the outstanding borrowings under the Credit Agreement, which included $27.7 million principal amount plus accrued and unpaid interest. In anticipation of the Closing, on June 15, 2021, the Credit Agreement was amended such that as of the Closing Date, (i) the maturity was extended from April 1, 2022 to July 1, 2025, (ii) interest accrues at LIBOR plus a fixed rate of 2.00% per annum (with a 0.25% LIBOR floor) with an alternate base rate option equal to Cadence Bank’s prime rate minus 1.00% (with a 3.25% floor), (iii) up to $15.0 million of the Revolving Credit Facility may be used for the issuance of letters of credit, (iv) up to $20.0 million of incremental revolving commitments may be incurred under the Credit Agreement, and (v) certain financial covenants were amended. As of March 31, 2022, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The weighted average interest rate for the Revolving Credit Facility was 2.63% for the three months ended March 31, 2021.
Debt Issuance Costs – Prior to the Business Combination, the Company incurred $1.8 million in issuance costs related to the Credit Agreement, which were amortized to Interest expense using the effective interest method over the life of the Revolving Credit Facility. The effective interest rate of the Revolving Credit Facility, taking into account these issuance costs, was 3.75% for the three months ended March 31, 2021. The amendments described above were accounted for as modifications as opposed to a debt extinguishment in accordance with U.S. GAAP. As such, the unamortized original debt issuance costs as well as the additional $0.1 million in fees incurred to amend the facility are being amortized using the effective interest method to Interest expense over the amended remaining term of the Revolving Credit Facility. Interest expense related to the Revolving Credit Facility was $0.1 million and $0.3 million during the three months ended March 31, 2022 and 2021, respectively.
Convertible Notes - Outstanding Prior to the Business Combination
The Company’s 7.0% subordinated unsecured convertible notes with an aggregate principal amount of $150.0 million (the “Convertible Notes”) were redeemed upon consummation of the Business Combination in June of 2021. The effective interest rate of the Convertible Notes, considering the cash coupon rate of 7.0% as well as amortization of the debt discount and issuance costs, was 11.95% for the three months ended March 31, 2021. The aggregate interest expense related to the Convertible Notes was $3.6 million for the three months ended March 31, 2021.
Certain of the persons who held Convertible Notes (each herein referred to as a “Holder”) are partners. Refer to Note 17—Related Party Transactions for further information.
Note 11—Stockholders' Equity
Subsequent to the Business Combination as described in Note 3—Business Combination, the Company’s authorized capital stock consists of 2,200,000,000 shares including (i) 1,500,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), (ii) 300,000,000 shares of Class B-1 common stock, par value $0.0001 per share (the “Class B-1 common stock”), and (iii) 300,000,000 shares of Class B-2 common stock, par value $0.0001 per share (the “Class B-2 common stock” and together with the Class B-1 common stock, the “Class B common stock”), and (iv) 100,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”). Holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Shares of Class A common stock and Class B common stock are not subject to any conversion right and holders of the Class A common stock and Class B common stock do not have preemptive or subscription rights. Additionally, the Company has 7,869,975 warrants outstanding as of March 31, 2022 and December 31, 2021. See Note 12—Warrants for additional information.
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
Dividends
On February 16, 2022, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend was paid on March 17, 2022 to each of the holders of Class A common stock of record as of the close of business on March 3, 2022. Holders of Class B common stock also received dividends equal to the amount of dividends made on 0.001 shares of Class A common stock.
Share Repurchase Agreement
On February 16, 2022, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock with no requirement to purchase any minimum number of shares. Shares may be repurchased under the new repurchase program through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any transactions will be subject to the Company’s discretion. During the three months ended March 31, 2022, the Company purchased 172,303 shares resulting in an increase of $1.6 million, at cost, to Treasury stock on the Company’s Condensed Consolidated Statement of Financial Condition.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Non-Controlling Interests
Non-controlling interests represents the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. Professional Partners and the ILPs own 46,318,953 PWP OpCo Units as of March 31, 2022, which represent a 49.65% non-controlling ownership interest in PWP OpCo. These PWP OpCo Units are exchangeable into PWP Class A common stock on a one-for-one basis. Class B-1 and Class B-2 common stock have de minimis economic rights.
Registration Rights Agreement
In connection with the Closing, the Company entered into a registration rights agreement among the Sponsor, Professional Partners and the ILPs pursuant to which the Company was required to file with the SEC a registration statement pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”) registering the resale of certain shares of its Class A common stock and certain of its other equity securities, which was filed by the Company with the SEC on July 15, 2021. The Company bears the expenses incurred in connection with the filing of any registration statements filed pursuant to the registration rights agreement. The registration rights agreement does not contain any penalties associated with failure to file or to maintain the effectiveness of a registration statement covering the shares owned by individuals covered by such agreement.
Sponsor Share Surrender and Share Restriction Agreement
Concurrent with the Business Combination Agreement, FTIV, PWP OpCo and certain other parties entered into the Surrender Agreement with the Sponsor, which was amended on May 4, 2021, under which the founder shares owned by the Sponsor as of the Closing and certain shares of Class A common stock purchased by the Sponsor as part of private placement units in connection with the FTIV’s initial public offering were subject to transfer restrictions for six months following the Closing of the Business Combination, or until December 24, 2021, and certain of the founder shares owned by the Sponsor as of the Closing continue to be subject to transfer restrictions that lapse in tranches based on share price targets or the 10 year anniversary, whichever occurs first. Additionally, if, prior to the fourth anniversary of the Closing, the closing share price is greater than $12.00 per share or $15.00 per share for any 20 trading days out of 30 consecutive trading days (each a “Trigger Date”), then, during the 15 day period following such Trigger Date, the Company shall have the right to purchase from the Sponsor or its permitted transferees, as applicable, up to an aggregate of 1,000,000 founder shares per Trigger Date for a purchase price of $12.00 per share or $15.00 per share, respectively, by providing written notice of such repurchase election to the Sponsor or its permitted transferees, as applicable.
On August 9, 2021, the Company repurchased 1,000,000 founder shares from the Sponsor at a purchase price of $12.00 per share for a total purchase price of $12.0 million. The share repurchase was recorded to Treasury stock, at cost, on our Condensed Consolidated Statements of Financial Condition.
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
The PWP OpCo LPA contains restrictions on the ability to exchange PWP OpCo Units for shares of Class A common stock or cash from an offering of shares of Class A common stock, for the following periods: (i) PWP OpCo Units held by Professional Partners are subject to a restriction for time periods that are fully back-to-back with the lock-up periods contemplated in the amended and restated limited partnership agreement of Professional Partners (generally speaking, such lock-up periods (a) for former working partners, was 180 days after Closing and expired on December 24, 2021; and (b) for working partners, is between three to five years after the Closing), (ii) PWP OpCo Units held by ILPs existing at the time of the Business Combination were subject to such restriction for 180 days after the Closing which expired on December 24, 2021, and (iii) any other outstanding PWP OpCo Units not previously covered by clauses (i) and (ii) above are subject to such restriction for a period of twelve months following the date on which such PWP OpCo Units were acquired. PWP GP may waive, and in certain cases has waived, the foregoing restrictions for any holder with respect to all or a portion of such holder’s units, with no obligation to do so for any other holder.
On January 21, 2022, the Company closed a follow-on public offering of 3,502,033 shares of Class A common stock (the “Offering”) at a public offering price of $10.75 per share for total gross proceeds of $37.6 million, before deducting underwriting discounts and commissions. All proceeds from the Offering, net of the underwriting discounts and commissions of $0.32 per share or an aggregate of $1.1 million, were used by the Company to settle an exchange of certain PWP OpCo Units and certain shares of Class B common stock. Under the terms of the underwriting agreement, directors, officers and certain significant shareholders signed customary lockup agreements with respect to their ownership of Class A common stock. Total deferred offering costs of $1.3 million for the Offering were netted against the proceeds of the offering in Additional paid-in-capital on the Condensed Consolidated Statements of Financial Condition.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
On February 28, 2022, the Company settled an exchange of certain PWP OpCo Units and certain shares of Class B common stock for 337,048 shares of Class A common stock.
The exchanges created a step-up in tax basis for which the Company recorded an increase in Deferred tax assets, net, as well as a related increase in Amounts due pursuant to the tax receivable agreement resulting in a net increase to Additional paid-in-capital.
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
As of March 31, 2022 and December 31, 2021, the Company had 7,666,642 public warrants outstanding and no warrants had been exercised or redeemed.
Private Warrants
The private warrants are identical to the public warrants, except that the private warrants and the Class A common stock issuable upon the exercise of the private warrants were subject to certain restrictions on transfer, assignment or sale until July 24, 2021, 30 days after the completion of the Business Combination. Additionally, the private warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the private warrants are held by someone other than the Sponsor or its permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. As of March 31, 2022 and December 31, 2021, the Company had 203,333 private warrants outstanding and no private warrants were exercised or redeemed.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 13—Equity-Based Compensation
PWP Omnibus Incentive Plan Awards
Concurrent with the Business Combination, the Company adopted the Perella Weinberg Partners 2021 Omnibus Incentive Plan (the “PWP Incentive Plan”), which establishes a plan for the granting of incentive compensation awards measured by reference to PWP Class A common stock. Under the PWP Incentive Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance restricted stock units (“PSUs”), stock bonuses, other stock-based awards, cash awards or any combination of the foregoing. The PWP Incentive Plan established a reserve for a one-time grant of awards that occurred in connection with the Business Combination (the “Transaction Pool Reserve”) as well as a reserve for general purpose grants (the “General Share Reserve”). The maximum aggregate number of shares of Class A common stock reserved for issuance from the General Share Reserve will be increased on the first day of each fiscal year of the Company beginning in calendar year 2022 by the number of shares of Class A common stock equal to the excess, if any, of (i) 15% of the number of outstanding shares of Class A common stock and the outstanding PWP OpCo Units that are exchangeable for shares of Class A common stock, in each case, on the last day of the immediately preceding fiscal year, over (ii) the number of shares of Class A common stock reserved and available for issuance in respect to future grants of awards under the PWP Incentive Plan as of the last day of the immediately preceding fiscal year. As of March 31, 2022, 7,823,995 total shares remained reserved and available for future issuance under the PWP Incentive Plan.
Business Combination Awards
During the third quarter of 2021, in connection with the Business Combination, the Company granted awards in the form of (i) restricted stock units out of the Transaction Pool Share Reserve consisting of (a) PSUs that only vest upon the achievement of both service and market conditions (“Transaction Pool PSUs”) and (b) RSUs that vest upon the achievement of service conditions (“Transaction Pool RSUs”) as well as (ii) PSUs out of the General Share Reserve to certain executives that vest upon the achievement of both service and market conditions (“Long-Term Incentive Awards”).
Transaction Pool PSUs – The service condition requirement with respect to the Transaction Pool PSUs is generally satisfied over three to five years, with 20% of the awards vesting on each of the 36, 42, 48, 54 and 60 month anniversaries of the grant date. The market condition requirement will be satisfied in 25% increments upon the publicly traded shares of Class A common stock achieving closing share prices equal to $12, $13.50, $15 and $17 for any 20 trading days out of any 30 consecutive trading days ending prior to the sixth anniversary of the grant date. As of March 31, 2022, the $12 and $13.50 market condition requirements were satisfied.
The following table summarizes activity related to Transaction Pool PSUs for the three months ended March 31, 2022:

	Transaction Pool PSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2022	3,208,126	$12.74
Granted (1)	7,489	12.74
Vested	—	—
Forfeited	(160,000)	12.74
Balance at March 31, 2022	3,055,615	$12.74
(1)Includes dividend equivalents that have been awarded in the form of additional Transaction Pool PSUs that were granted from the General Share Reserve.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of March 31, 2022, total unrecognized compensation expense related to unvested Transaction Pool PSUs was $32.7 million, which is expected to be recognized over a weighted average period of 3.44 years.
Transaction Pool RSUs – The Transaction Pool RSUs generally vest in equal annual installments over the requisite service period of three years. As of March 31, 2022, total unrecognized compensation expense related to unvested Transaction Pool RSUs was $43.4 million, which is expected to be recognized over a weighted average period of 2.52 years.
The following table summarizes activity related to Transaction Pool RSUs for the three months ended March 31, 2022:

	Transaction Pool RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2022	5,450,604	$13.97
Granted (1)	4,317	13.97
Vested	(712,261)	13.97
Forfeited	(818,857)	13.97
Balance at March 31, 2022	3,923,803	$13.97
(1)Includes dividend equivalents that have been awarded in the form of additional Transaction Pool RSUs that were granted from the General Share Reserve.
Long-Term Incentive Awards – The service condition requirement with respect to the Long-Term Incentive Awards is generally satisfied in two equal installments subject to continued employment on the third and fifth anniversaries of the grant date. The market condition is satisfied upon the achievement of closing stock prices equal to $15, $20, $25 and $30 for any 20 trading days out of any 30 consecutive trading days prior to the fifth anniversary of the grant date, as measured on the last calendar day of each month, subject to linear interpolation between the applicable price points.
The following table summarizes activity related to Long-Term Incentive Awards for the three months ended March 31, 2022:

	Long-Term Incentive Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2022	9,500,000	$8.86
Granted	—	—
Vested	—	—
Forfeited	(500,000)	8.86
Balance at March 31, 2022	9,000,000	$8.86
As of March 31, 2022, total unrecognized compensation expense related to unvested Long-Term Incentive Awards was $67.4 million, which is expected to be recognized over a weighted average period of 3.46 years.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
General Awards
The Company grants RSU awards out of the General Share Reserve that vest upon the achievement of service conditions (the “General RSUs”). The Company expects to grant General RSUs from time to time in the ordinary course of business.
The General RSUs vest over the requisite service period, which is generally one to five years. The grant date fair value of the General RSUs granted during the three months ended March 31, 2022 was $63.0 million, which was based on the PWP stock price on the date of grant. As of March 31, 2022, total unrecognized compensation expense related to unvested General RSUs was $62.9 million which is expected to be recognized over a weighted average period of 2.67 years.
The following table summarizes activity related to General RSUs for the three months ended March 31, 2022:

	General RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2022	906,517	$13.76
Granted (1)	6,323,662	9.96
Vested	(448,240)	11.43
Forfeited	—	—
Balance at March 31, 2022	6,781,939	$10.37
(1)Includes dividend equivalents that have been awarded in the form of additional General RSUs that were granted from the General Share Reserve.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
In connection with the Business Combination and a related internal reorganization of Professional Partners, an ownership structure was implemented that includes a class of partnership units that tracks PWP’s advisory business (including increases and decreases in value) and allocates income/distributions with respect to the advisory business on a pro-rata basis to all holders of such partnership units in accordance with their ownership interests. Pursuant to the internal reorganization, existing Legacy Awards were canceled and replaced by converting each limited partner’s capital interests in Professional Partners attributable to PWP OpCo into a combination of original capital units (“OCUs”), value capital units (“VCUs”), and/or alignment capital units (“ACUs”). The OCUs are held by current limited partners of Professional Partners based on a pro-rata allocation of their existing capital and were fully vested upon recapitalization. The VCUs and ACUs (collectively, “Professional Partners Awards”) are held by current working partners and require services to be performed on behalf of PWP OpCo. The Professional Partners Awards are generally subject to a service-based graded vesting schedule over a three to five-year period. Fully vested Professional Partners Awards are exchangeable for PWP OpCo Units and allow for their exchange into Class A common stock of PWP on a one-for-one basis. Holders of Professional Partners Awards and OCUs are entitled to participate in distributions made on PWP OpCo Units underlying their Professional Partners Awards during the vesting period.
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
As of March 31, 2022, there was $19.6 million of unrecognized compensation cost associated with the Legacy Awards that is expected to be recognized over a weighted-average period of 1.49 years. As of March 31, 2022, there was $252.2 million of unrecognized compensation expense related to unvested Professional Partners Awards, which is expected to be recognized over a weighted-average period of 4.12 years.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the expense related to awards that were recorded in Professional fees and components of Equity-based compensation included on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2022	2021
Professional fees
PWP Incentive Plan Awards	$515	$—
Total Professional fees	$515	$—

Equity-based compensation
PWP Incentive Plan Awards	$22,180	$—
Legacy Awards (1)	3,339	6,157
Professional Partners Awards (1)	15,371	—
Total Equity-based compensation	$40,890	$6,157

Income tax benefit of equity-based awards	$3,239	$—
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
Deferred compensation liabilities will be paid at various intervals through 2023 and are presented within Deferred compensation programs on the Condensed Consolidated Statements of Financial Condition. During the three months ended March 31, 2022, the Company settled $5.8 million of the deferred compensation liability, of which $2.6 million was settled through a reduction of certain partners’ outstanding promissory notes and interest receivable. Refer to Note 17—Related Party Transactions for more information. There were no forfeitures of deferred compensation awards during each of the three months ended March 31, 2022 and March 31, 2021. Compensation expenses related to these deferred compensation plans was $0.3 million for the three months ended March 31, 2021, and is presented within Compensation and benefits in the Condensed Consolidated Statements of Operations. As of March 31, 2022, substantially all deferred amounts were vested, and as such, there was nominal compensation expense related to these deferred compensations plans during the three months ended March 31, 2022.

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
For the three months ended March 31, 2022 and 2021, expenses related to the Company’s employee benefit plans was $1.5 million and $1.2 million, and are included in Compensation and benefits in the Condensed Consolidated Statements of Operations.
Note 15—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The Company analyzed the calculation of net income (loss) per share for periods prior to the Business Combination on June 24, 2021 and determined that it resulted in values that would not be meaningful to the users of the condensed consolidated financial statements. Therefore, net income (loss) per share information has not been presented for periods prior to the Business Combination. The basic and diluted net income (loss) per share attributable to Class A common shareholders for the three months ended March 31, 2022, as presented on the Condensed Consolidated Statements of Operations, represent only the period after the Business Combination to March 31, 2022.
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

Three Months Ended March 31, 2022
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$8,894
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	(9,328)
Net Income (loss) attributable to Perella Weinberg Partners – diluted	$(434)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	45,917,935
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	47,313,397
Weighted average shares of Class A common stock outstanding – diluted	93,231,332
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.19
Diluted	$0.00
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

Three Months Ended March 31, 2022
Warrants (1)	—
RSUs and PSUs	295,216
Total	295,216
(1)When assessed for the three months ended March 31, 2022, the warrants were out-of-the-money, which resulted in no potentially dilutive shares under the treasury stock method.
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
The fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items. Due to the variable rate nature of the Revolving Credit Facility, the carrying value as of December 31, 2021 approximated the fair value.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that are measured on a recurring basis pursuant to the above fair value hierarchy levels as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial asset
Cash surrender value of company-owned life insurance	$—	$536	$—	$536

Financial liabilities
Warrant liabilities - Public warrants	$15,407	$—	$—	$15,407
Warrant liabilities - Private warrants	—	—	392	392
Total financial liabilities	$15,407	$—	$392	$15,799

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets
Investments in mutual funds and other	$500	$—	$—	$500
Cash surrender value of company-owned life insurance	—	565	—	565
Total financial assets	$500	$565	$—	$1,065

Financial liabilities
Warrant liabilities - Public warrants	$27,063	$—	$—	$27,063
Warrant liabilities - Private warrants	—	—	742	742
Total financial liabilities	$27,063	$—	$742	$27,805
The Company had no transfers between fair value levels during the three months ended March 31, 2022 and 2021.
As of December 31, 2021, the Company held investments related to a legacy deferred compensation program and securities. These amounts are included in Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition.
The cash surrender value of company-owned life insurance is included in Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition at the amount that could be realized under the contract as of March 31, 2022 and December 31, 2021, which approximates fair value.
The public warrants are valued using quoted market prices on the Nasdaq Global Select Market under the ticker PWPPW and are included in Warrant liabilities on the Condensed Consolidated Statements of Financial Condition. As of March 31, 2022, the price per public warrant was $2.01.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Management determines the fair value of the private warrants using the Black-Scholes option pricing valuation model (“Valuation Model”). The private warrants are classified as Level 3 as of March 31, 2022 because of the use of significant unobservable inputs in the Valuation Model. The inputs into the Valuation Model for the private warrants, including some significant unobservable inputs, were as follows:

March 31, 2022
Expected volatility	38.02%
Expected dividend yield	2.95%
The resulting valuation for the private warrants were determined to be $1.93 per unit as of March 31, 2022. The Company had 203,333 private warrants outstanding as of March 31, 2022, resulting in a fair value of $0.4 million recorded within Warrant liabilities in the Condensed Consolidated Statements of Financial Condition.
The following table presents changes in Level 3 financial liabilities measured at fair value for three months ended March 31, 2022:

Private Warrants
Balance at December 31, 2021	$742
Change in fair value	(350)
Balance at March 31, 2022	$392
Changes in fair value of the private warrants are presented within Change in fair value of warrant liabilities on the Condensed Consolidated Statements of Operations.
Other Investments
The Company applies the equity method of accounting to its investment in PFAC Holdings I LLC (“PFAC Holdings”), an indirect parent of PWP Forward Acquisition Corp. I (“PFAC”), a special purpose acquisition company. As of March 31, 2022 and December 31, 2021, the Company’s investment in PFAC Holdings was $1.8 million and $1.3 million, respectively. The Company’s share of earnings of PFAC Holdings is included in Other income (expense) on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 17—Related Party Transactions
PWP Capital Holdings LP
On February 28, 2019, a reorganization of the existing investment banking advisory and asset management businesses of PWP Holdings LP was effected which resulted in the spin-off of its asset management business (the “Separation”). PWP Holdings LP was divided into (i) PWP OpCo, which holds the former advisory business and (ii) PWP Capital Holdings LP, which holds the former asset management business
TSA Agreement – In connection with the Separation, the Company entered into a transition services agreement (the “TSA”) with PWP Capital Holdings LP under which the Company agreed to provide certain services to PWP Capital Holdings LP and PWP Capital Holdings LP agreed to provide certain services to the Company. Either party to the TSA may terminate the agreement solely as it applies to the services it receives under the agreement with 90 days prior written notice. The services provided under the TSA primarily relate to administrative services such as legal, human resources, compliance, information technology and certain finance functions. Additionally, the Company pays certain vendors for services that were previously contracted and are shared between PWP Capital Holdings LP and the Company until such time as separate terms can be reached with the vendors or the TSA terminates. Fees for services provided as well as a list of specified vendors are stipulated within the TSA.
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
Compensation Arrangements – In addition, PWP Capital Holdings LP has entered into an arrangement with certain employees of the Company related to services provided directly to PWP Capital Holdings LP. With respect to services provided to PWP Capital Holdings LP, the amounts paid and payable to such employees now and in the future are recognized by PWP Capital Holdings LP. All compensation related to services these employees provide to the Company are included in Compensation and benefits in the Condensed Consolidated Statements of Operations.
Amounts due from PWP Capital Holdings LP are reflected as Due from related parties on the Condensed Consolidated Statements of Financial Condition.
The following table shows the components of TSA income reported within Related party income in the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended March 31,
	2022	2021
TSA income
TSA income – Compensation related	$205	$587
TSA income – Non-compensation related	120	181
Sublease income	203	806
Total TSA income	$528	$1,574

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with Professional Partners and ILPs that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of March 31, 2022, the Company had an amount due of $19.7 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement and is reported within Amount due pursuant to tax receivable agreement on the Condensed Consolidated Statement of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2022	$465
2023	1,041
2024	1,056
2025	1,080
2026	1,103
Thereafter	14,986
Total payments	$19,731
Partner Promissory Notes
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at an annual rate equal to the Federal Mid-Term Rate on an annual basis. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will. Repayment of the Partner Promissory Notes may be accelerated based on certain conditions as defined in the promissory note agreements and are primarily secured by the partner’s equity interests in PWP OpCo or other affiliate. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Condensed Consolidated Statements of Financial Condition in the amount of $3.5 million and $6.0 million as of March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022, certain partners effectively repaid $2.6 million of principal and interest related to Partner Promissory Notes by foregoing the amount due from their respective deferred compensation agreements.
Other Partner Loans and Loan Guarantees
As of March 31, 2022 and December 31, 2021, $3.3 million of outstanding loans to certain partners are recognized in Due from related parties on the Condensed Consolidated Statements of Financial Condition.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Other Related Party Transactions
In February 2022, the Company paid $0.5 million to an entity controlled by a member of the Board of Directors to reimburse a portion of expenses incurred by that entity in connection with the joint pursuit of a potential investment opportunity.
Perella Weinberg UK Limited, Professional Partners and certain partners (including one partner who serves as a Company director and co-president) are party to a reimbursement agreement, pursuant to which such partners directed Professional Partners to pay distributions related to their ACUs first to a subsidiary of the Company, so that the subsidiary can make employment income tax payments on such distributions to the appropriate non-US authorities.
Note 18—Commitments and Contingencies
Loan Guarantees
The Company has unconditionally guaranteed certain of its partners’ loans with First Republic Bank (“Lender”) whereby it will pay the Lender upon the occurrence of a default event. The total guarantees related to partners was $1.8 million and $3.3 million as of March 31, 2022 and December 31, 2021, respectively. These guarantees are secured by the partners’ interests in Professional Partners. As of March 31, 2022 and December 31, 2021, no loans were in default.
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of March 31, 2022 and December 31, 2021, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the condensed consolidated financial statements of the Company as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021.
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
The Company incurred $0.3 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively, in legal and professional fees, net of expected insurance reimbursement, related to this litigation. These litigation costs are included in Professional fees in the Condensed Consolidated Statements of Operations.
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
For the three months ended March 31, 2022, revenues of $26.1 million related to one individual client accounted for more than 10% of aggregate revenue. For the three months ended March 31, 2021, revenues of $28.7 million related to one individual client accounted for more than 10% of aggregate revenue. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

	Three Months Ended March 31,
	2022	2021
Revenues
United States	$92,158	$126,827
International	59,718	42,975
Total	$151,876	$169,802

	March 31, 2022	December 31, 2021
Assets
United States	$348,284	$552,865
International	122,347	165,462
Total	$470,631	$718,327
Note 20—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.
On April 1, 2022, the Company entered into a lease amendment related to the New York office. The amendment extends the term of the lease by approximately 16 years with an expected expiration of December 31, 2039.
On May 4, 2022, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be payable on June 2, 2022 to each of the holders of Class A common stock of record as of the close of business on May 19, 2022.

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
Executive Overview
We are a leading global independent advisory firm that provides strategic and financial advice to clients across a range of the most active industry sectors and international markets. Our wide range of global clients include large public multinational corporations, mid-sized public and private companies, individual entrepreneurs, private and institutional investors, creditor committees and government institutions.
We were founded in June 2006 with the opening of offices in New York and London, led by a team of ten seasoned advisory partners who previously held senior management positions at large global investment banks. Our mission is helping clients address complex strategic and financial challenges. The foundation of our Company was rooted in a belief, among other considerations, that clients would increasingly seek out deeply experienced advisors who offer independent strategic thinking and who are not burdened by the complicated conflicts that large investment banking institutions may face due to their various businesses. The 2008 global financial crisis reinforced this hypothesis and contributed to the early growth of our Company. Today, we believe that our independence is even more important. For clients and for us, independence means freedom from the distractions that dilute strategic thinking and a willingness and candor to share an honest opinion, even if at times it is contrary to our clients’ point of view. We believe that our clients choose to engage us because they value our unbiased perspective and expert advice regarding complex financial and strategic matters.
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
Since our inception, we have experienced significant growth in our business, driven by hiring professionals who are highly regarded in their fields of expertise, expanding the scope and geographic reach of our advisory services, deepening and expanding our client relationships and maintaining a firm culture that attracts, develops and retains talented people. In addition to our hiring and internal development of individual professionals, in November 2016, we completed a business combination with Tudor, Pickering, Holt & Co., LLC (“TPH”), an independent advisory firm, focused on the energy industry. As of March 31, 2022, we serve our clients with 62 advisory partners based in 10 offices, located in five countries around the world.
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

On June 24, 2021, Perella Weinberg Partners consummated the Business Combination whereby (i) FTIV acquired certain partnership interests in PWP OpCo, (ii) PWP OpCo became jointly-owned by Perella Weinberg Partners, Professional Partners and certain existing partners of PWP OpCo, and (iii) PWP OpCo serves as the Company’s operating partnership as part of an umbrella limited partnership C-corporation (Up-C) structure. The Business Combination was structured as a reverse recapitalization. The historical operations of PWP OpCo are deemed to be those of the Company. Thus, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect (i) the historical operating results of PWP OpCo prior to the Business Combination and (ii) the combined results of the Company following the Business Combination. The Company shareholders are entitled to receive a portion of PWP OpCo’s economics through their ownership interests in shares of Class A common stock of Perella Weinberg Partners, which holds PWP OpCo Class A partnership units. The non-controlling interest owners of PWP OpCo receive a portion of its economics through their ownership of PWP OpCo Class A partnership units (“PWP OpCo Units”). See Note 3—Business Combination and Note 11—Stockholders' Equity in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for additional discussion related to the transaction.
Business Environment and Outlook
Global macroeconomic headwinds coupled with elevated geopolitical risks have caused a break in M&A momentum off of record 2021 levels. Announced global M&A volumes in the first quarter were down 30% both sequentially and annually, with activity falling steadily throughout the quarter. Closing volumes across the market also dropped more than 30% as timeframes from announcement to close experienced extensions.

While the level of M&A advisory dialogue remains active across industries and geographies of focus, the tough macroeconomic environment may persist in the near-term and affect M&A and financing volumes. Headwinds which are likely to impact 2022 industry volumes include rising rates, record inflation, a more aggressive anti-trust policy stance, supply chain disruptions and elevated geopolitical risks associated with Russia’s invasion of Ukraine, amongst others.
Near-term headwinds aside, our core advisory services benefit from changes which impact our client base and lead them to consider business combinations, acquisitions and divestitures, capital raises and restructurings. These changes can include a broad range of economic factors in global or local markets, technological advancements which alter the competitive landscape, regulatory and political policies, globalization, changing consumer preferences, commodity and financial market movements, among many other factors.
As our team of advisory professionals expands and continues to gain traction, and as we continue to expand our advisory services, we expect our sector-focused global team collaboration will deepen and continue to resonate with clients. We expect to continue to experience growing global demand for independent advice over the long-term.
Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” included elsewhere in this Form 10-Q for a discussion of some of the factors that can affect our performance.

Results of Operations
The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	2022 vs. 2021
Revenues	$151,876	$169,802	(11)%
Expenses
Compensation and benefits	87,245	109,470	(20)%
Equity-based compensation	40,890	6,157	NM
Total compensation and benefits	128,135	115,627	11%
Non-compensation expenses	34,100	26,131	30%
Total operating expenses	162,235	141,758	14%
Operating income (loss)	(10,359)	28,044	NM
Non-operating income (expenses)
Related party income	558	2,209	(75)%
Other income (expense)	1,911	(1,854)	NM
Change in fair value of warrant liabilities	12,006	—	NM
Interest expense	(68)	(3,868)	(98)%
Total non-operating income (expenses)	14,407	(3,513)	NM
Income (loss) before income taxes	4,048	24,531	(83)%
Income tax benefit (expense)	(2,996)	(2,024)	48%
Net income (loss)	$1,052	$22,507	(95)%
Less: Net income (loss) attributable to non-controlling interests	(7,842)
Net income (loss) attributable to Perella Weinberg Partners	$8,894
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
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenues for the three months ended March 31, 2022 were $151.9 million, a decrease of 11% from the firm’s record first quarter in 2021 of $169.8 million. The period-over-period decline is primarily driven by a reduction in mergers and acquisition activity in our US business, partially offset by an increase in non-US mergers and acquisition completions. The decrease in revenue can be attributed to fewer advisory transaction completions despite a moderate increase in average fee size per client.
For the three months ended March 31, 2022 and 2021, we earned revenues from 77 and 95 advisory clients, respectively. The number of advisory clients who paid fees equal to or greater than $1.0 million decreased to 28 advisory clients for the three months ended March 31, 2022 compared to 29 advisory clients for the three months ended March 31, 2021. The average fee size increased to $1.9 million for the three months ended March 31, 2022 from $1.8 million for the three months ended March 31, 2021.

Operating Expenses
The following table sets forth information relating to our operating expenses:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	2022 vs. 2021
Expenses
Compensation and benefits	$87,245	$109,470	(20)%
% of Revenues	57%	64%
Equity-based compensation	$40,890	$6,157	NM
% of Revenues	27%	4%
Total compensation and benefits	$128,135	$115,627	11%
% of Revenues	84%	68%
Non-compensation expenses	$34,100	$26,131	30%
% of Revenues	22%	15%
Total operating expenses	$162,235	$141,758	14%
% of Revenues	107%	83%
Income (loss) before income taxes	$4,048	$24,531	(83)%
% of Revenues	3%	14%
Our operating expenses are classified as (i) total compensation and benefits expenses including equity-based compensation and (ii) non-compensation expenses. Headcount is the primary driver of the level of our operating expenses. Compensation and benefits expenses account for the majority of our operating expenses. Compensation expenses also include expense associated with hiring which has been a significant focus of the Company in all of the historical periods described herein. Non-compensation expenses, which include the costs of professional fees, technology and infrastructure, rent and occupancy, travel and related expenses, general, administrative and other expenses and depreciation and amortization generally have been less significant in comparison with compensation and benefits expenses.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Operating expenses were $162.2 million for the three months ended March 31, 2022 and represented 107% of revenues, compared with $141.8 million for the three months ended March 31, 2021, which represented 83% of revenues. The increase in operating expenses was primarily driven by an increase in total compensation and benefits which was $128.1 million for the three months ended March 31, 2022 compared to $115.6 million for the three months ended March 31, 2021, as well as higher non-compensation expenses which were $34.1 million for the three months ended March 31, 2022 compared to $26.1 million for the three months ended March 31, 2021.
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
We intend to compensate our personnel competitively in order to continue building our business and growing our Company. Certain awards were granted in conjunction with the Business Combination and directly related to this transaction milestone event. These awards were outside the Company's normal and recurring compensation processes. Total future amortization which will be recognized over the next five years before accounting for forfeitures is $76.2 million for the Transaction Pool RSUs and Transaction Pool PSUs and $67.4 million for the Long-Term Incentive Awards granted in conjunction with the Business Combination.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
For the three months ended March 31, 2022, total compensation and benefits expenses of $128.1 million represented 84% of revenues, compared with $115.6 million of compensation-related expenses, which represented 68% of revenues for the three months ended March 31, 2021. Included in total compensation-related expense was $40.9 million and $6.2 million of amortization of equity awards for the three months ended March 31, 2022 and 2021, respectively. The increase in total compensation and benefit expenses was due to increased equity-based compensation due principally to awards granted in connection with the Business Combination, partially offset by a lower bonus accrual attributable to decreased revenue.
Non-Compensation Expenses
Our non-compensation expenses include the costs of professional fees, technology and infrastructure, rent and occupancy, travel and related expenses, depreciation and amortization and general, administrative and other expenses including certain co-advisory fees and expenses reimbursed by our clients. Any expenses reimbursed by clients and the co-advisory fees are also presented within revenues on our Condensed Consolidated Statements of Operations.
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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
For the three months ended March 31, 2022, non-compensation expenses of $34.1 million represented 22% of revenues, compared with $26.1 million, which represented 15% of revenues, for the three months ended March 31, 2021. The increase in non-compensation expense was primarily driven by a $4.6 million increase in professional fees, principally related to consulting, recruiting and general legal expenses, a $1.6 million increase in travel related expenses as pandemic-related travel restrictions began to ease and an increase in general, administrative and other expenses of $3.1 million primarily due to increased public company costs including D&O insurance.
Non-Operating Income (Expenses)
Non-operating income (expenses) includes the impact of income and expense items that we consider to be non-operational in nature, including related party income, change in the fair value of warrant liabilities, interest expense, and other income (expense).
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
For the three months ended March 31, 2022, non-operating income (expenses) was $14.4 million of income compared to $(3.5) million of expense for the three months ended March 31, 2021. The most significant components and change from the prior year period was the $12.0 million gain on the change in fair value of warrant liabilities and a decrease of $3.8 million of interest expense related to the repayment of all indebtedness in connection with the Business Combination. Additionally, the net impact of non functional currency related transaction gains and losses recorded in Other income (expense) resulted in a $3.8 million change year over year as the three months ended March 31, 2022 included a $1.4 million gain as opposed to a $2.0 million loss for the three months ended March 31, 2021.
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
The Company’s income tax provision and the corresponding effective tax rate are based on U.S. GAAP income adjusted for permanent book-tax differences at the currently enacted statutory tax rates in the various jurisdictions in which the Company operates. For the period ending March 31, 2022, the Company determined that the year-to-date actual effective tax rate represents the Company’s best estimate of the annual effective tax rate. This is due to the Company’s significant permanent differences as compared to estimated pre-tax income.
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
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees, which generally have net terms of 30 days, and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of incentive compensation during the first quarter of each calendar year with respect to the prior year’s results. Our investing and financing cash flows are primarily influenced by the payment of dividends, distributions to partners, purchase of treasury shares and withholding payments for vesting of incentive awards in the three months ended March 31, 2022.

A summary of our operating, investing and financing cash flows is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash Provided By (Used In)
Operating Activities
Net income (loss)	$1,052	$22,507
Non-cash charges and other operating activity adjustments	36,007	14,972
Other operating activities	(285,432)	(158,708)
Total operating activities	(248,373)	(121,229)
Investing Activities	(1,389)	(1,395)
Financing Activities	(27,319)	(9,816)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,557)	557
Net increase (decrease) in cash, cash equivalents and restricted cash	(279,638)	(131,883)
Cash, cash equivalents and restricted cash, beginning of period	504,775	330,908
Cash, cash equivalents and restricted cash, end of period	$225,137	$199,025
Three Months Ended March 31, 2022
Cash and restricted cash were $225.1 million as of March 31, 2022, a decrease of $279.6 million from $504.8 million as of December 31, 2021. The Company reported net income of $1.1 million for the three months ended March 31, 2022 which includes $36.0 million of non-cash charges, largely comprised of the equity-based compensation, depreciation and amortization and the change in fair value of warrant liabilities. This operating cash inflow was offset by working capital needs largely due to increased accounts receivable balances and the payment of the annual bonus compensation which occurs in the first quarter of each year, resulting in a net outflow to cash of $248.4 million during the three months ended March 31, 2022. Investing activities resulted in a net outflow of $1.4 million attributable to the purchases of fixed assets. Financing activities resulted in a net outflow of $27.3 million primarily related to distributions to partners, withholding payments for vesting of incentive awards, payment of dividends and the repurchase of shares.
Three Months Ended March 31, 2021
Cash and restricted cash were $199.0 million as of March 31, 2021, a decrease of $131.9 million from $330.9 million as of December 31, 2020. The Company reported net income of $22.5 million for the three months ended March 31, 2021 which includes $15.0 million of non-cash charges, largely comprised of the equity-based compensation, depreciation and amortization and non-cash lease expense. These positive operating results were offset by working capital needs largely due to increased accounts receivable balances and the payment of the annual bonus compensation which occurs in the first quarter of each year, resulting in a net outflow to cash of $121.2 million. Investing activities resulted in a net outflow of $1.4 million and financing activities resulted in a net outflow of $9.8 million primarily related to distributions to limited partners of PWP OpCo.
Liquidity and Capital Resources
General
We regularly monitor our liquidity position, including cash and cash equivalents, working capital assets and liabilities, commitments and other liquidity requirements. Our primary sources of liquidity are our cash balances and net cash generated from operations.

Our current assets are primarily composed of cash, receivables related to fees earned from providing advisory services, certain prepaid expenses and amounts due from related parties. Our current liabilities are primarily composed of accounts payable, accrued expenses and accrued and deferred employee compensation. We pay a significant portion of our annual incentive compensation, in the form of cash bonuses, during the first quarter of each calendar year with respect to the prior year’s results. Therefore, levels of cash generally decline during the first quarter of each year after our annual incentive compensation has been paid to our employees. Cash then typically builds over the remainder of the year. The Company makes quarterly partner tax distributions as required under the partnership agreement of PWP OpCo. These distributions totaled $15.8 million and $9.8 million during the three months ended March 31, 2022 and 2021, respectively. Additionally, as a public company, we intend to pay dividends throughout the year and may consider share or warrant repurchases as well. During the three months ended March 31, 2022, the Company paid $3.4 million in cash dividends. The Company has the option to net settle vesting RSUs in order to remit required employee withholding taxes using cash on hand. During the three months ended March 31, 2022, the Company paid $6.1 million in withholding payments for the net settlement of 559,403 shares on vested RSUs. Additionally, during the three months ended March 31, 2021, the Company purchased 172,303 shares at a cost of $1.6 million pursuant to the stock repurchase program described below.
We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company had cash balances of $223.1 million and $502.8 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable generally have net terms of 30 days. Accounts receivable were $75.3 million, net of a $1.4 million allowance for credit losses balance as of March 31, 2022. Accounts receivable were $46.9 million, net of a $1.9 million allowance for credit losses balance as of December 31, 2021.
Line of credit
The Company has the Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Prior to the Business Combination, the Revolving Credit Facility bore interest at a rate per annum equal to either the variable Eurodollar Rate (or London Interbank Offered Rate, LIBOR) or a variable Base Rate (defined as the higher of the (i) Federal Funds Rate plus ½ of 1.0%; (ii) Cadence Bank prime rate; or (iii) Eurodollar Rate plus 1.0%) plus a rate which varies by the Company’s leverage ratio, as noted in the table below.

Applicable Rate
Combined Leverage Ratio	Eurodollar Rate	Base Rate
< 0.50 : 1.00	2.50%	1.50%
≥ 0.50 : 1.00, but < 1.50 : 1.00	2.75%	1.75%
≥ 1.50 : 1.00	3.00%	2.00%
Upon consummation of the Business Combination, the Company repaid all of the outstanding borrowings under the Credit Agreement, which included $27.7 million principal amount plus accrued and unpaid interest. As of the Closing Date, the Credit Agreement was amended such that (i) the maturity was extended from April 1, 2022 to July 1, 2025, (ii) interest accrues at LIBOR plus a fixed rate of 2.00% per annum (with a 0.25% LIBOR floor) with an alternate base rate option equal to Cadence Bank’s prime rate minus 1.00% (with a 3.25% floor), (iii) up to $15.0 million of the Revolving Credit Facility may be used for the issuance of letters of credit, (iv) up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement, and (v) certain financial covenants were amended. As of March 31, 2022, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.

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
Share Repurchase Program
On February 16, 2022, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock with no requirement to purchase any minimum number of shares. Shares may be repurchased under the new repurchase program through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any transactions will be subject to the Company’s discretion. During the three months ended March 31, 2021, the Company purchased 172,303 shares at a cost of $1.6 million pursuant to this stock repurchase program.
Other Commitments
Regulatory Capital
We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. Refer to Note 7—Regulatory Requirements in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information. These regulations differ in the United States, United Kingdom, Canada, France and other countries in which we operate a registered broker-dealer or regionally similar construct. The license or regulatory framework under which we operate in each such country is meant to comply with applicable laws and regulations to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements to effectively operate in each jurisdiction.
Exchange Rights
In accordance with the PWP OpCo LPA, PWP OpCo Unitholders (other than the Company) may exchange these units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock with the form of consideration determined by the Company.
The PWP OpCo LPA contains restrictions on the ability to exchange PWP OpCo class A partnership units for shares of Class A common stock or cash from an offering of shares of Class A common stock, for the following periods: (i) PWP OpCo class A partnership units held by Professional Partners are subject to a restriction for time periods that are fully back-to-back with the lock-up periods contemplated in the amended and restated limited partnership agreement of Professional Partners (generally speaking, such lock-up periods (a) for former working partners, was 180 days after Closing and expired on December 24, 2021; and (b) for working partners is between three to five years after the Closing), (ii) PWP OpCo class A partnership units held by ILPs existing at the time of the Business Combination were subject to such restrictions for 180 days after the Closing, which expired on December 24, 2021, and (iii) any other outstanding PWP OpCo class A partnership units not previously covered by clauses (i) and (ii) above are subject to such restriction for a period of twelve months following the date on which such PWP OpCo class A partnership units were acquired. PWP GP may waive, and in certain cases has waived, the foregoing restrictions for any holder with respect to all or a portion of such holder’s units, with no obligation to do so for any other holder.

Sponsor Share Surrender and Share Restriction Agreement
Concurrent with the Business Combination Agreement, FTIV, PWP OpCo and certain other parties entered into the Sponsor Share Surrender and Share Restriction Agreement with the Sponsor, which was amended on May 4, 2021. Pursuant to this agreement, if, prior to the fourth anniversary of the Closing, the closing share price is greater than $12.00 per share or $15.00 per share for any 20 trading days out of 30 consecutive trading days (each a “Trigger Date”), then, during the 15 day period following such Trigger Date, the Company shall have the right to purchase from the Sponsor or its permitted transferees, as applicable, up to an aggregate of 1,000,000 founder shares per Trigger Date for a purchase price of $12.00 per share or $15.00 per share, respectively, by providing written notice of such repurchase election to the Sponsor or its permitted transfers, as applicable.
On August 9, 2021, the Company repurchased 1,000,000 founder shares from the Sponsor at $12.00 per share for a total purchase price of $12.0 million.
Guarantees
PWP OpCo has also unconditionally guaranteed, through a wholly-owned subsidiary, certain loans to limited partners of Professional Partners (“Limited Partners”) with First Republic Bank (the “Program Lender”), whereby PWP OpCo will pay the Program Lender upon the occurrence of a default event. Refer to Note 17—Related Party Transactions and Note 18—Commitments and Contingencies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information.
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with Professional Partners and ILPs that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement.
Contractual Obligations
We have various non-cancelable operating leases in connection with the leases of our office spaces and equipment. The related lease agreements, which range from non-cancelable to month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. See Note 5—Leases in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information as well as the expected timing of payments. Our London and New York office leases expire in December 2022 and September 2023, respectively. The Company signed new lease agreements in February 2022 for the London office and April 2022 for the New York office spaces, which expand our square footage meaningfully in both locations in order to accommodate our anticipated growth. This expansion will increase our contractual obligations upon lease commencement and will require capital contributions towards the design and construction of these spaces in excess of $50 million, mitigated in part, by free rent periods at both locations.
In addition, PWP OpCo sponsors certain deferred compensation arrangements whereby portions of compensation related to employees (including working partners) providing services to the Company are deferred and paid in later periods. The deferred compensation amounts are charged to expenses over the period that each employee (including working partners) is required to provide services in order to vest in the payment. Refer to Note 14—Other Compensation and Benefits in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information.
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
Credit Risk
We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality, age of the accounts receivable, and the current economic conditions that may affect a client’s ability to pay such amounts owed to the Company. We maintain an allowance for credit losses that, in our opinion, provides for an adequate reserve to cover current expected credit losses. Refer to Note 2—Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information.
Exchange Rate Risk
The Company is exposed to exchange rate risk as a result of entering into transactions that are not denominated in the functional currency of its operating subsidiaries, as well as having foreign subsidiaries with non-U.S. dollar functional currencies. For the three months ended March 31, 2022 and 2021, the net impact of non functional currency related transaction gains and losses recorded in Other income (expense) on our Condensed Consolidated Statements of Operations was $1.4 million gain and $2.0 million loss, respectively. In addition, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, Euro, and Canadian dollar and our reporting currency, the U.S. dollar, resulting in translation gains and losses. For the three months ended March 31, 2022 and 2021, the net impact of the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) within our Condensed Consolidated Statements of Comprehensive Income (Loss) was a $2.1 million loss and $0.2 million gain, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future.
As of March 31, 2022, we held balances of $32.6 million of non-U.S. dollar denominated currencies, composed of pound sterling, the Euro, and Canadian dollars.
Critical Accounting Policies
This Quarterly Report on Form 10-Q should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K filed on March 11, 2022 regarding these critical accounting policies. For changes to our critical accounting policies during the three months ended March 31, 2022, refer to Note 2—Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Credit Risk”.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For further details on the current legal proceedings, refer to Note 18—Commitments and Contingencies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes or updates to our risk factors that were previously disclosed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table summarizes our repurchase of equity securities during the three months ended March 31, 2022:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2022 - January 31, 2022	—	$—	—	$—
February 1, 2022 - February 28, 2022	—	—	—	—
March 1, 2022 - March 31, 2022	172,303	9.26	172,303	98,405,000
Total	172,303	$9.26	172,303	$98,405,000
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

PERELLA WEINBERG PARTNERS

Date: May 5, 2022	By:	/s/ PETER A. WEINBERG
Peter A. Weinberg
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ GARY S. BARANCIK
Gary S. Barancik
Chief Financial Officer
(Principal Financial Officer)