Form 10-K/A
period 2021-12-31
Perella Weinberg Partners
filed 2022-07-07
CIK 1777835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 with the Securities and Exchange Commission (“SEC”) on March 11, 2022 (the “Original Filing”). This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed solely to amend Part II, Item 8, “Report of Independent Registered Public Accounting Firm” of the Original Filing to correct a typographical error in Ernst & Young LLP’s (“EY”) financial statement audit opinion (the “Audit Opinion”). This Amendment corrects the typographical errors in the Audit Opinion by replacing “consolidated balance sheets” with “consolidated statements of financial condition” and by including “consolidated statements of operations” within the definition of “consolidated financial statements”.
For convenience, we are refiling the entire Annual Report on Form 10-K, as amended, including new certifications by our principal executive officer and principal financial officer, which are being filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.
Except as described above, no other changes to the Original Filing are included in this Amendment. This Amendment speaks only as of the date of the Original Filing, and the Amendment does not modify or update the disclosures presented in the Original Filing other than as noted above, and does not reflect events occurring after the Original Filing.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Perella Weinberg Partners

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Perella Weinberg Partners (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s original Annual Report on Form 10-K filed with the SEC on March 11, 2022).

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s original Annual Report on Form 10-K filed with the SEC on March 11, 2022).

23.1*	Consent of Ernst & Young LLP, independent registered accounting firm.

24.1*	Powers of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PERELLA WEINBERG PARTNERS

Date:	July 7, 2022	By:	/s/ PETER A. WEINBERG
Peter A. Weinberg
Chief Executive Officer
(Principal Executive Officer)

Date:	July 7, 2022	By:	/s/ GARY S. BARANCIK
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