Form 10-Q
period 2022-06-30
Perella Weinberg Partners
filed 2022-08-04
CIK 1777835

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, the registrant had 40,753,026 shares of Class A common stock, par value $0.0001 per share, and 45,689,988 shares of Class B common stock, par value $0.0001 per share, outstanding.

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
◦other risks and uncertainties described under the section entitled “Risk Factors” included in Amendment No. 1 to our Annual Report on Form 10-K/A.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Perella Weinberg Partners
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$150,286	$502,773
Restricted cash	2,738	2,002
Investments in short-term marketable debt securities	114,819	—
Accounts receivable, net of allowance	38,883	46,914
Due from related parties	3,638	4,225
Fixed assets, net of accumulated depreciation and amortization	12,711	10,362
Intangible assets, net of accumulated amortization	29,062	32,352
Goodwill	34,383	34,383
Prepaid expenses and other assets	24,395	24,313
Right-of-use lease assets	99,670	39,912
Deferred tax assets, net	29,582	21,091
Total assets	$540,167	$718,327
Liabilities and Equity
Accrued compensation and benefits	$98,375	$311,500
Deferred compensation programs	5,512	11,221
Accounts payable, accrued expenses and other liabilities	33,816	31,048
Deferred revenue	4,570	7,845
Lease liabilities	102,155	43,448
Warrant liabilities	5,706	27,805
Amount due pursuant to tax receivable agreement	21,220	14,108
Total liabilities	271,354	446,975
Commitments and Contingencies (Note 18)
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 48,785,205 issued and 41,344,998 outstanding at June 30, 2022; 1,500,000,000 shares authorized, 43,649,319 issued and 42,649,319 outstanding at December 31, 2021)	5	4
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 45,689,988 issued and outstanding at June 30, 2022; 600,000,000 shares authorized, 50,154,199 issued and outstanding at December 31, 2021)	5	5
Additional paid-in-capital	203,861	158,131
Retained earnings (accumulated deficit)	(8,834)	(18,075)
Accumulated other comprehensive income (loss)	(5,334)	(1,746)
Treasury stock, at cost (7,440,207 and 1,000,000 shares of Class A common stock at June 30, 2022 and December 31, 2021, respectively)	(57,287)	(12,000)
Total Perella Weinberg Partners equity	132,416	126,319
Non-controlling interests	136,397	145,033
Total equity	268,813	271,352
Total liabilities and equity	$540,167	$718,327
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$151,104	$255,520	$302,980	$425,322
Expenses
Compensation and benefits	90,587	164,404	177,832	273,874
Equity-based compensation	36,427	7,065	77,317	13,222
Total compensation and benefits	127,014	171,469	255,149	287,096
Professional fees	7,419	12,220	17,722	17,948
Technology and infrastructure	7,521	7,141	15,077	14,097
Rent and occupancy	5,378	6,593	11,107	13,295
Travel and related expenses	3,641	1,215	5,935	1,876
General, administrative and other expenses	6,491	3,674	11,766	5,878
Depreciation and amortization	2,653	3,722	5,596	7,602
Total expenses	160,117	206,034	322,352	347,792
Operating income (loss)	(9,013)	49,486	(19,372)	77,530
Non-operating income (expenses)
Related party income	950	1,565	1,508	3,774
Other income (expense)	3,845	526	5,756	(1,328)
Change in fair value of warrant liabilities	10,094	948	22,100	948
Loss on debt extinguishment	—	(39,408)	—	(39,408)
Interest expense	(69)	(3,596)	(137)	(7,464)
Total non-operating income (expenses)	14,820	(39,965)	29,227	(43,478)
Income (loss) before income taxes	5,807	9,521	9,855	34,052
Income tax benefit (expense)	(3,141)	(521)	(6,137)	(2,545)
Net income (loss)	2,666	9,000	3,718	31,507
Less: Net income (loss) attributable to non-controlling interests	(6,599)	21,499	(14,441)	44,006
Net income (loss) attributable to Perella Weinberg Partners	$9,265	$(12,499)	$18,159	$(12,499)
Net income (loss) per share attributable to Class A common shareholders (1)
Basic	$0.21	$(0.29)	$0.40	$(0.29)
Diluted	$0.00	$(0.32)	$(0.01)	$(0.32)
Weighted-average shares of Class A common stock outstanding (1)
Basic	44,584,181	42,956,667	45,247,373	42,956,667
Diluted	90,688,871	94,013,583	91,953,077	94,013,583
(1)For the three and six months ended June 30, 2021, net income (loss) per share of Class A common stock and weighted-average shares of Class A common stock outstanding is representative of the period from June 24, 2021 through June 30, 2021, the period following the Business Combination, as defined in Note 1—Organization and Nature of Business. For more information, refer to Note 15—Net Income (Loss) Per Share Attributable to Class A Common Shareholders.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$2,666	$9,000	$3,718	$31,507
Foreign currency translation gain (loss)	(5,177)	316	(7,279)	544
Comprehensive income (loss)	(2,511)	9,316	(3,561)	32,051
Less: Comprehensive income (loss) attributable to non-controlling interests	(9,228)	21,807	(18,131)	44,542
Comprehensive income (loss) attributable to Perella Weinberg Partners	$6,717	$(12,491)	$14,570	$(12,491)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in Thousands)

		Shares								Accumulated Other Comprehensive Income (Loss)
	Partners’ Capital	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)		Non- Controlling Interests	Total Equity
Balance at December 31, 2020	$76,509	—	—	—	$—	$—	$—	$—	$—	$(2,326)	$—	$74,183
Net income (loss)	22,507	—	—	—	—	—	—	—	—	—	—	22,507
Equity-based compensation	6,157	—	—	—	—	—	—	—	—	—	—	6,157
Distributions to partners	(9,816)	—	—	—	—	—	—	—	—	—	—	(9,816)
Other	384	—	—	—	—	—	—	—	—	—	—	384
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	228	—	228
Balance at March 31, 2021	$95,741	—	—	—	$—	$—	$—	$—	$—	$(2,098)	$—	$93,643
Net income (loss) prior to Business Combination	37,350	—	—	—	—	—	—	—	—	—	—	37,350
Equity-based compensation prior to Business Combination	5,604	—	—	—	—	—	—	—	—	—	—	5,604
Foreign currency translation gain (loss) prior to Business Combination	—	—	—	—	—	—	—	—	—	298	—	298
Distributions to partners	(37,573)	—	—	—	—	—	—	—	—	—	—	(37,573)
Other	(10)	—	—		—	—		—	—	—	—	(10)
Effect of Business Combination	(101,112)	42,956,667	50,154,199	—	4	5	—	133,832	—	974	154,619	188,322
Net income (loss) after Business Combination	—	—	—	—	—	—	—	—	(12,499)	—	(15,851)	(28,350)
Equity-based compensation after Business Combination	—	—	—	—	—	—	—	1,461	—	—	—	1,461
Foreign currency translation gain (loss) after Business Combination	—	—	—	—	—	—	—	—	—	8	10	18
Balance at June 30, 2021	$—	42,956,667	50,154,199	—	$4	$5	$—	$135,293	$(12,499)	$(818)	$138,778	$260,763
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in Thousands)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	43,649,319	50,154,199	(1,000,000)	$4	$5	$(12,000)	$158,131	$(18,075)	$(1,746)	$145,033	$271,352
Net income (loss)	—	—	—	—	—	—	—	8,894	—	(7,842)	1,052
Equity-based awards	—	—	—				22,695		—	18,710	41,405
Distributions to partners	—	—	—	—	—	—	—	—	—	(15,823)	(15,823)
Issuance of Class A common stock for vested RSUs	601,098	—	—	—	—	—	—	—	—	—	—
Withholding payments on vested RSUs	—	—	—	—	—	—	(6,075)	—	—	—	(6,075)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	116	(4,229)	—	—	(4,113)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(1,040)	(1,062)	(2,102)
Other	—	—	—	—	—	—	734	—	—	1,265	1,999
Issuance of Class A common stock and exchange of PWP OpCo Units with corresponding Class B common stock for cash using Offering proceeds (Note 11—Stockholders' Equity)	3,502,033	(3,498,534)	—	1	—	—	(538)	—	—	—	(537)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11—Stockholders' Equity)	337,048	(336,712)	—	—	—	—	17	—	—	—	17
Treasury stock purchase	—	—	(172,303)	—	—	(1,598)	—	—	—	—	(1,598)
Change in ownership interests	—	—	—	—	—	—	4,665	—	—	(4,665)	—
Balance at March 31, 2022	48,089,498	46,318,953	(1,172,303)	$5	$5	$(13,598)	$179,745	$(13,410)	$(2,786)	$135,616	$285,577
Net income (loss)	—	—	—	—	—	—	—	9,265	—	(6,599)	2,666
Equity-based awards	—	—	—	—	—	—	18,432	—	—	18,525	36,957
Distributions to partners	—	—	—	—	—	—	—	—	—	(2,856)	(2,856)
Issuance of Class A common stock for vested RSUs	66,116	—	—	—	—	—	—	—	—	—	—
Withholding payments on vested RSUs	—	—	—	—	—	—	(359)	—	—	—	(359)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	134	(4,689)	—	—	(4,555)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(2,548)	(2,629)	(5,177)
Other	—	—		—	—		(8)	—	—	(6)	(14)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11 - Stockholders’ Equity)	629,591	(628,965)	—	—	—	—	263	—	—	—	263
Treasury stock purchase	—	—	(6,267,904)	—	—	(43,689)	—	—	—	—	(43,689)
Change in ownership interests	—	—	—	—	—	—	5,654	—	—	(5,654)	—
Balance at June 30, 2022	48,785,205	45,689,988	(7,440,207)	$5	$5	$(57,287)	$203,861	$(8,834)	$(5,334)	$136,397	$268,813

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$3,718	$31,507
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on debt extinguishment	—	39,408
Equity-based awards vesting expense	78,362	13,222
Depreciation and amortization	5,596	7,602
Amortization of debt discounts and deferred financing costs	74	2,247
Change in fair value of warrant liabilities	(22,100)	(948)
Non-cash operating lease expense	7,694	8,624
Deferred taxes	(1,217)	(1,030)
Other	1,176	(390)
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	4,691	(43,509)
Due from related parties	587	(637)
Prepaid expenses and other assets	1,336	(12,635)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(209,313)	(1,383)
Deferred compensation programs	(2,813)	348
Accounts payable, accrued expenses and other liabilities	(1,246)	1,063
Deferred revenue	(2,966)	(6,676)
Lease liabilities	(8,819)	(8,984)
Net cash provided by (used in) operating activities	(145,240)	27,829
Cash flows from investing activities
Purchases of fixed assets	(3,959)	(451)
Gross purchases of investments in short-term marketable debt securities	(115,001)	—
Other	—	(978)
Net cash provided by (used in) investing activities	(118,960)	(1,429)
Cash flows from financing activities
Proceeds from Business Combination, including PIPE Investment	—	355,021
Payment of Business Combination costs	—	(20,570)
Principal payment on Revolving Credit Facility	—	(27,690)
Redemption of Convertible Notes	—	(160,930)
Redemption of partners’ interests	—	(104,540)
Proceeds from the Offering, net of underwriting discount	36,526	—
Exchange of PWP OpCo Units and corresponding Class B common stock for cash using Offering proceeds	(36,526)	—
Payment of offering costs	(798)	—
Distributions to partners	(18,679)	(47,389)
Dividends paid on Class A and Class B common stock	(6,569)	—
Withholding payments for vested RSUs	(6,434)	—
Treasury stock purchases	(44,740)	—
Debt issuance costs	—	(361)
Net cash provided by (used in) financing activities	(77,220)	(6,459)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,331)	668
Net increase (decrease) in cash, cash equivalents and restricted cash	(351,751)	20,609
Cash, cash equivalents and restricted cash, beginning of period	504,775	330,908
Cash, cash equivalents and restricted cash, end of period	$153,024	$351,517
Supplemental disclosure of non-cash activities
Pending broker-to-broker trades	$2,364	$—
Non-cash paydown of Partner promissory notes	$2,567	$—
Lease liabilities arising from obtaining right-of-use lease assets	$67,876	$5,215
Accrued dividends and dividend equivalents on unvested RSUs	$2,721	$—
Deferred tax effect resulting from exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$1,061	$—
Accrued treasury stock purchases	$547	$—
Net assets of deconsolidated affiliate	$—	$394
Supplemental disclosures of cash flow information
Cash paid for income taxes	$8,925	$2,272
Cash paid for interest	$63	$5,452
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
These condensed consolidated financial statements and notes thereto are unaudited, and as permitted by the interim reporting rules and regulations set forth by the Securities and Exchange Commission (the “SEC”), exclude certain financial information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A. The condensed consolidated financial statements reflect all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of June 30, 2022 and December 31, 2021, the net assets of PWP OpCo were $260.0 million and $268.5 million, respectively. As of June 30, 2022 and December 31, 2021, the Company did not consolidate any VIEs other than PWP OpCo.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less from the date of purchase. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents. The Company maintains cash with banks and brokerage firms, which from time to time may exceed federally insured limits.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Restricted cash represents cash that is not readily available for general purpose cash needs. As of June 30, 2022 and December 31, 2021, the Company had restricted cash of $2.7 million and $2.0 million, respectively, maintained as collateral for letters of credit related to certain office leases.
A reconciliation of the Company’s cash, cash equivalents and restricted cash as of June 30, 2022 and June 30, 2021 is presented below:

	June 30,
	2022	2021
Cash	$150,286	$349,677
Restricted cash	2,738	1,840
Cash, cash equivalents and restricted cash as shown on statements of cash flows	$153,024	$351,517
Investments in Short-Term Marketable Debt Securities
The Company invests in short-term marketable debt securities to manage excess liquidity. As of June 30, 2022, these investments consisted solely of U.S. Treasury securities held by a consolidated broker-dealer subsidiary and were carried at fair value with changes in fair value included in Other income (expense) on the Condensed Consolidated Statements of Operations, as is required for broker-dealers. In general, these investments are recorded on the Condensed Consolidated Statements of Financial Condition within Cash and cash equivalents for investments with an original maturity from the date of purchase of three months or less, and within Investments in short-term marketable debt securities for those longer than three months but less than one year.
Accounts Receivable
Accounts receivable are presented net of allowance for credit losses based on the Company’s assessment of collectability. The Company regularly reviews its accounts receivable for collectability and an allowance is recognized for credit losses, if required. As of June 30, 2022 and December 31, 2021, $7.7 million and $2.5 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. These amounts represent amounts due from clients and recognized as revenue in accordance with the Company’s revenue recognition policies but unbilled at the end of the period.
Accounts receivable represent amounts due from clients from various industry and geographic backgrounds. As of June 30, 2022, certain accounts receivable in the aggregate amount of $14.3 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after June 30, 2022. As of December 31, 2021, certain accounts receivable in the aggregate amount of $13.6 million, were greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Prepaid Expenses and Other Assets
Generally, prepaid expenses comprise the majority of Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition and represent upfront payments for various services, including subscriptions, software licenses and insurance, which are amortized over the life, related service period or policy. When applicable, deferred offering costs are also presented within Prepaid expenses and other assets. As of December 31, 2021, Prepaid expenses and other assets included deferred offering costs of $0.9 million related to a primary offering of shares of the Company’s Class A common stock. Total deferred offering costs of $1.3 million for this primary offering were netted against the proceeds of the offering in Additional paid-in-capital on the Condensed Consolidated Statements of Financial Condition. Refer to Note 11—Stockholders' Equity for additional information regarding this offering.
Tudor, Pickering, Holt & Co. Securities Canada, ULC (“TPH Canada”) executes certain client trades through a counterparty other than its carrying broker (referred to as “broker-to-broker trades”). Per the introducing broker agreement between TPH Canada and its carrying broker, TPH Canada assumes the risk of any failed obligations with respect to broker-to-broker trades and is required to reimburse the carrying broker for any loss which the carrying broker may sustain as a result of these trades. TPH Canada is deemed to be a principal with regards to broker-to-broker trades; and therefore, the value of unsettled broker-to-broker trades as of June 30, 2022 in the amount of $2.4 million was recorded as a receivable from the carrying broker or other counterparty as well as a corresponding payable to the carrying broker or other counterparty, which were included in Prepaid expenses and other assets and Accounts payable, accrued expenses and other liabilities, respectively, on the Condensed Consolidated Statements of Financial Condition. Subsequent to June 30, 2022, these trades were settled and the related receivable and payable were derecognized. There were no unsettled broker-to-broker trades as of December 31, 2021.
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
Recently Adopted Accounting Pronouncements
No changes to U.S. GAAP that went into effect during the six months ended June 30, 2022 had a material effect on the Company’s condensed consolidated financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Over time	$149,287	$236,382	$295,885	$394,305
Point in time	1,817	19,138	7,095	31,017
Total revenues	$151,104	$255,520	$302,980	$425,322
Reimbursable expenses billed to clients were $0.9 million and $1.3 million for the three and six months ended June 30, 2022, respectively, and $1.2 million and $2.8 million for the three and six months ended June 30, 2021, respectively.
Remaining Performance Obligations and Revenue Recognized from Past Performance
As of June 30, 2022, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $3.3 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services.
The Company recognized revenue of $103.7 million and $223.6 million during the three and six months ended June 30, 2022, respectively, and $139.7 million and $255.5 million during the three and six months ended June 30, 2021, respectively, related to performance obligations that were satisfied or partially satisfied in prior periods, mainly due to constraints on variable consideration in prior periods being resolved for transaction-related advisory services.
Contract Balances
As of June 30, 2022 and December 31, 2021, the Company recorded $4.6 million and $7.8 million, respectively, for contract liabilities which are presented as Deferred revenue on the Condensed Consolidated Statements of Financial Condition. The Company recognized revenue of $2.8 million and $4.9 million for the three and six months ended June 30, 2022, respectively, and $4.2 million and $9.6 million for the three and six months ended June 30, 2021, respectively, of the respective beginning deferred revenue balance, which was primarily related to transaction-related advisory services that are recognized over time.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Allowance for Credit Losses
The allowance for credit losses activity for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$1,378	$1,196	$1,851	$1,045
Bad debt expense	1,388	(88)	1,672	(626)
Write-offs	(30)	(7)	(760)	(28)
Recoveries	—	—	—	710
Foreign currency translation and other adjustments	(11)	3	(38)	3
Ending balance	$2,725	$1,104	$2,725	$1,104
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
In February 2022, the Company entered into a lease agreement related to the relocation of its U.K. office. The lease has an initial term of 12 years and commenced in July 2022.
The Company amended its Los Angeles and New York office leases, each of which commenced in the second quarter of 2022 resulting in an increase to Lease liabilities and a corresponding increase to Right-of-use lease assets of $66.3 million. The New York lease amendment extends the term of the lease by approximately 16 years with an expiration of December 31, 2039. The amended term of the Los Angeles lease is scheduled to expire on December 31, 2032.
Other information as it relates to the Company’s operating leases was as follows:

	June 30, 2022	December 31, 2021
Weighted-average discount rate - operating leases	3.99%	2.45%
Weighted-average remaining lease term - operating leases	14.75 years	3.26 years

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$4,226	$4,871	$8,861	$9,689
Variable lease cost	565	1,067	1,007	2,383
Sublease income - operating leases	(160)	(806)	(363)	(1,613)
Total net lease cost	$4,631	$5,132	$9,505	$10,459

Cash paid for lease obligation	$4,975	$5,101	$9,963	$10,180

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of June 30, 2022, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases	Sublease Income	Net Payments
Remainder of 2022	$3,182	$230	$2,952
2023	161	307	(146)
2024	5,889	—	5,889
2025	11,393	—	11,393
2026	11,332	—	11,332
Thereafter	114,860	—	114,860
Total lease payments (1)	146,817	$537	$146,280
Less: Imputed Interest	(44,662)
Total lease liabilities	$102,155
(1)Total future lease payments are presented net of expected lease incentives, including landlord contributions to tenant improvements.
Note 6—Intangible Assets
Below is the detail of the intangible assets:

	June 30, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(26,465)	$20,935
Trade names and trademarks	18,400	(10,273)	8,127
Total	$65,800	$(36,738)	$29,062

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(24,095)	$23,305
Trade names and trademarks	18,400	(9,353)	9,047
Total	$65,800	$(33,448)	$32,352
The intangible assets are amortized over an average useful life of 10 years. Intangible amortization expense was $1.6 million and $3.3 million for the three and six months ended June 30, 2022, respectively, and $1.6 million and $3.3 million for the three and six months ended June 30, 2021, respectively, which is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations. Amortization of intangible assets held at June 30, 2022 is expected to be $6.6 million for each of the years ending December 31, 2022, 2023, 2024 and 2025, and $6.0 million for the year ending December 31, 2026. These intangible assets will be fully amortized by November 30, 2026.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 7—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries, including the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Investment Industry Regulatory Organization of Canada (“IIROC”), the Financial Conduct Authority (“FCA”) of the United Kingdom (the “UK”) and the Autorité de contrôle prudentiel et de resolution (“ACPR”) of France. None of the SEC regulated subsidiaries hold funds or securities for, or owe money or securities to, clients or carry accounts of or for clients, and as such are all exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of June 30, 2022 and December 31, 2021, all regulated subsidiaries were in excess of their applicable minimum capital requirements.
As a result of the minimum capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.
Note 8—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Leasehold improvements	$52,521	$49,610
Furniture and fixtures	8,226	8,188
Equipment	16,695	15,969
Software	8,579	8,581
Total	86,021	82,348
Less: Accumulated depreciation and amortization	(73,310)	(71,986)
Fixed assets, net	$12,711	$10,362
Depreciation expense related to fixed assets was $0.8 million and $1.8 million for the three and six months ended June 30, 2022, respectively, and $1.7 million and $3.6 million for the three and six months ended June 30, 2021, respectively. Amortization expense related to software development costs was $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2021, respectively.
Note 9—Income Taxes
The following table summarizes the Company’s tax position for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (loss) before income taxes	$5,807	$9,521	$9,855	$34,052
Income tax benefit (expense)	$(3,141)	$(521)	$(6,137)	$(2,545)
Effective income tax rate	54.1%	5.5%	62.3%	7.5%
For the three and six months ended June 30, 2022, the Company determined that the year-to-date actual effective tax rate represents the Company’s best estimate of the annual effective tax rate. This is due to the Company’s significant permanent differences as compared to estimated pre-tax income.

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
As of June 30, 2022 and December 31, 2021, the Company recorded a liability for unrecognized tax benefits of $5.5 million and $6.1 million, respectively, related to the potential double inclusion of income on its foreign income tax returns. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.
Note 10—Debt
The following is a summary of the Company’s debt as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Revolving Credit Facility	$—	$—
Unamortized debt discount and issuance costs (1)	(447)	(521)
Total debt, net	$(447)	$(521)
(1)As of June 30, 2022 and December 31, 2021, the Company included unamortized debt issuance costs within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Position since there were no outstanding borrowings under the Revolving Credit Facility, as defined below.
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
Upon consummation of the Business Combination, the Company repaid all of the outstanding borrowings under the Credit Agreement, which included $27.7 million principal amount plus accrued and unpaid interest. In anticipation of the Closing, on June 15, 2021, the Credit Agreement was amended such that as of the Closing Date, (i) the maturity was extended from April 1, 2022 to July 1, 2025, (ii) interest accrues at LIBOR plus a fixed rate of 2.00% per annum (with a 0.25% LIBOR floor) with an alternate base rate option equal to Cadence Bank’s prime rate minus 1.00% (with a 3.25% floor), (iii) up to $15.0 million of the Revolving Credit Facility may be used for the issuance of letters of credit, (iv) up to $20.0 million of incremental revolving commitments may be incurred under the Credit Agreement, and (v) certain financial covenants were amended. As of June 30, 2022, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The weighted average interest rate for the Revolving Credit Facility for the applicable periods prior to the Closing Date was 2.60% and 2.62% for the three and six months ended June 30, 2021, respectively.
Debt Issuance Costs – Prior to the Business Combination, the Company incurred $1.8 million in issuance costs related to the Credit Agreement, which were amortized to Interest expense using the effective interest method over the life of the Revolving Credit Facility. The effective interest rate of the Revolving Credit Facility, taking into account these issuance costs, was 3.71% and 3.73% for the three and six months ended June 30, 2021, respectively. The amendments described above were accounted for as modifications as opposed to a debt extinguishment in accordance with U.S. GAAP. As such, the unamortized original debt issuance costs as well as the additional $0.4 million in fees incurred to amend the facility are being amortized using the effective interest method to Interest expense over the amended remaining term of the Revolving Credit Facility. Interest expense related to the Revolving Credit Facility was $0.1 million and $0.1 million during the three and six months ended June 30, 2022, respectively, and $0.3 million and $0.6 million during the three and six months ended June 30, 2021, respectively.
Convertible Notes - Outstanding Prior to the Business Combination
Upon consummation of the Business Combination, the Company redeemed its 7.0% subordinated unsecured convertible notes (the “Convertible Notes”) for $161.6 million, which included the total outstanding $150.0 million aggregate principal, an applicable premium for redeeming noteholders owning at least $5.0 million of principal, and accrued and unpaid interest. The Company recognized a $39.4 million loss on extinguishment of the Convertible Notes composed of the $10.9 million premium and $28.5 million of unamortized debt discount and issuance costs.
The effective interest rate of the Convertible Notes, considering the cash coupon rate of 7.0% as well as amortization of the debt discount and issuance costs, was 11.95% for the three and six months ended June 30, 2021. The aggregate interest expense related to the Convertible Notes was $3.3 million and $6.9 million for the three and six months ended June 30, 2021, respectively.
Certain of the persons who held Convertible Notes (each herein referred to as a “Holder”) are partners. Refer to Note 17—Related Party Transactions for further information.
Note 11—Stockholders' Equity
Subsequent to the Business Combination as described in Note 3—Business Combination, the Company’s authorized capital stock consists of 2,200,000,000 shares including (i) 1,500,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), (ii) 300,000,000 shares of Class B-1 common stock, par value $0.0001 per share (the “Class B-1 common stock”), and (iii) 300,000,000 shares of Class B-2 common stock, par value $0.0001 per share (the “Class B-2 common stock” and together with the Class B-1 common stock, the “Class B common stock”), and (iv) 100,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”). Holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Shares of Class A common stock and Class B common stock are not subject to any conversion right and holders of the Class A common stock and Class B common stock do not have preemptive or subscription rights. Additionally, the Company has 7,869,975 warrants outstanding as of June 30, 2022 and December 31, 2021. See Note 12—Warrants for additional information.
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
Dividends
On February 16, 2022, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend was paid on March 17, 2022 to each of the holders of Class A common stock of record as of the close of business on March 3, 2022. On May 4, 2022, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend was paid on June 2, 2022 to each of the holders of Class A common stock of record as of the close of business on May 19, 2022. Holders of Class B common stock also received dividends equal to the amount of dividends made on 0.001 shares of Class A common stock.
Share Repurchase Program
On February 16, 2022, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock with no requirement to purchase any minimum number of shares. Shares may be repurchased under the new repurchase program through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any transactions will be subject to the Company’s discretion. During the three and six months ended June 30, 2022, the Company purchased 6,267,904 and 6,440,207 shares, respectively, resulting in an increase of $43.7 million and $45.3 million, respectively, at cost, to Treasury stock on the Company’s Condensed Consolidated Statement of Financial Condition.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Non-Controlling Interests
Non-controlling interests represents the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. Professional Partners and the ILPs own 45,689,988 PWP OpCo Units as of June 30, 2022, which represent a 52.47% non-controlling ownership interest in PWP OpCo. These PWP OpCo Units are exchangeable into PWP Class A common stock on a one-for-one basis. Class B-1 and Class B-2 common stock have de minimis economic rights.
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
Sponsor Share Surrender and Share Restriction Agreement
Concurrent with the Business Combination Agreement, FTIV, PWP OpCo and certain other parties entered into the Surrender Agreement with the Sponsor, which was amended on May 4, 2021, under which the founder shares owned by the Sponsor as of the Closing and certain shares of Class A common stock purchased by the Sponsor as part of private placement units in connection with the FTIV’s initial public offering were subject to transfer restrictions for six months following the Closing of the Business Combination, or until December 24, 2021, and certain of the founder shares owned by the Sponsor as of the Closing continue to be subject to transfer restrictions that lapse in tranches based on share price targets or the 10 year anniversary, whichever occurs first. On January 7, 2022, the Sponsor distributed 5,456,667 shares of Class A common stock to its members (the “Sponsor Distribution”), after which the Sponsor owns 1,000,000 founder shares. The 1,000,000 founder shares retained by the Sponsor and 1,738,680 of the founder shares distributed in the Sponsor Distribution remain subject to the transfer restrictions referred to above.
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
On February 28, 2022 and May 31, 2022, the Company settled exchanges of certain PWP OpCo Units and certain shares of Class B common stock for 337,048 and 629,591 shares of Class A common stock, respectively.
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
As of June 30, 2022 and December 31, 2021, the Company had 7,666,642 public warrants outstanding and no warrants had been exercised or redeemed. Refer to Note 20—Subsequent Events for information on the Company’s exchange offer and consent solicitation relating to its outstanding warrants.
Private Warrants
The private warrants are identical to the public warrants, except that the private warrants and the Class A common stock issuable upon the exercise of the private warrants were subject to certain restrictions on transfer, assignment or sale until July 24, 2021, 30 days after the completion of the Business Combination. Additionally, the private warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the private warrants are held by someone other than the Sponsor or its permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. As of June 30, 2022 and December 31, 2021, the Company had 203,333 private warrants outstanding and no private warrants were exercised or redeemed. Refer to Note 20—Subsequent Events for information on the Company’s exchange offer and consent solicitation relating to its outstanding warrants.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 13—Equity-Based Compensation
PWP Omnibus Incentive Plan Awards
Concurrent with the Business Combination, the Company adopted the Perella Weinberg Partners 2021 Omnibus Incentive Plan (the “PWP Incentive Plan”), which establishes a plan for the granting of incentive compensation awards measured by reference to PWP Class A common stock. Under the PWP Incentive Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance restricted stock units (“PSUs”), stock bonuses, other stock-based awards, cash awards or any combination of the foregoing. The PWP Incentive Plan established a reserve for a one-time grant of awards that occurred in connection with the Business Combination (the “Transaction Pool Reserve”) as well as a reserve for general purpose grants (the “General Share Reserve”). The maximum aggregate number of shares of Class A common stock reserved for issuance from the General Share Reserve will be increased on the first day of each fiscal year of the Company beginning in calendar year 2022 by the number of shares of Class A common stock equal to the excess, if any, of (i) 15% of the number of outstanding shares of Class A common stock and the outstanding PWP OpCo Units that are exchangeable for shares of Class A common stock, in each case, on the last day of the immediately preceding fiscal year, over (ii) the number of shares of Class A common stock reserved and available for issuance in respect to future grants of awards under the PWP Incentive Plan as of the last day of the immediately preceding fiscal year. As of June 30, 2022, 8,213,426 total shares remained reserved and available for future issuance under the PWP Incentive Plan.
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
Transaction Pool PSUs – The service condition requirement with respect to the Transaction Pool PSUs is generally satisfied over three to five years, with 20% of the awards vesting on each of the 36, 42, 48, 54 and 60 month anniversaries of the grant date. The market condition requirement will be satisfied in 25% increments upon the publicly traded shares of Class A common stock achieving closing share prices equal to $12, $13.50, $15 and $17 for any 20 trading days out of any 30 consecutive trading days ending prior to the sixth anniversary of the grant date. As of June 30, 2022, the $12 and $13.50 market condition requirements were satisfied.
The following table summarizes activity related to Transaction Pool PSUs for the six months ended June 30, 2022:

	Transaction Pool PSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2022	3,208,126	$12.74
Granted (1)	16,687	12.74
Vested	(5,000)	13.53
Forfeited	(160,000)	12.74
Balance at June 30, 2022	3,059,813	$12.73
(1)Includes dividend equivalents that have been awarded in the form of additional Transaction Pool PSUs that were granted from the General Share Reserve.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of June 30, 2022, total unrecognized compensation expense related to unvested Transaction Pool PSUs was $30.3 million, which is expected to be recognized over a weighted average period of 3.20 years.
Transaction Pool RSUs – The Transaction Pool RSUs generally vest in equal annual installments over the requisite service period of three years. As of June 30, 2022, total unrecognized compensation expense related to unvested Transaction Pool RSUs was $38.2 million, which is expected to be recognized over a weighted average period of 2.28 years.
The following table summarizes activity related to Transaction Pool RSUs for the six months ended June 30, 2022:

	Transaction Pool RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2022	5,450,604	$13.97
Granted (1)	9,617	13.97
Vested	(802,552)	13.97
Forfeited	(894,832)	13.97
Balance at June 30, 2022	3,762,837	$13.97
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
The following table summarizes activity related to Long-Term Incentive Awards for the six months ended June 30, 2022:

	Long-Term Incentive Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2022	9,500,000	$8.86
Granted	—	—
Vested	—	—
Forfeited	(500,000)	8.86
Balance at June 30, 2022	9,000,000	$8.86
As of June 30, 2022, total unrecognized compensation expense related to unvested Long-Term Incentive Awards was $62.1 million, which is expected to be recognized over a weighted average period of 3.24 years.

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
The General RSUs vest over the requisite service period, which is generally one to five years. The grant date fair value of the General RSUs granted during the six months ended June 30, 2022 was $63.9 million, which was based on the PWP stock price on the date of grant. As of June 30, 2022, total unrecognized compensation expense related to unvested General RSUs was $57.0 million, which is expected to be recognized over a weighted average period of 2.48 years.
The following table summarizes activity related to General RSUs for the six months ended June 30, 2022:

	General RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2022	906,517	$13.76
Granted (1)	6,449,163	9.90
Vested	(471,824)	11.53
Forfeited	(27,661)	11.81
Balance at June 30, 2022	6,856,195	$10.29
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
As of June 30, 2022, there was $16.2 million of unrecognized compensation cost associated with the Legacy Awards that is expected to be recognized over a weighted-average period of 1.24 years. As of June 30, 2022, there was $237.0 million of unrecognized compensation expense related to unvested Professional Partners Awards, which is expected to be recognized over a weighted-average period of 3.87 years.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the expense related to awards that were recorded in Professional fees and components of Equity-based compensation included on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Professional fees
PWP Incentive Plan Awards	$530	$—	$1,045	$—
Total Professional fees	$530	$—	$1,045	$—

Equity-based compensation
PWP Incentive Plan Awards	$17,902	$—	$40,082	$—
Legacy Awards (1)	3,338	6,008	6,677	12,165
Professional Partners Awards (1)	15,187	1,057	30,558	1,057
Total Equity-based compensation	$36,427	$7,065	$77,317	$13,222

Income tax benefit of equity-based awards	$2,328	$—	$5,567	$—
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Deferred compensation liabilities will be paid at various intervals through 2023 and are presented within Deferred compensation programs on the Condensed Consolidated Statements of Financial Condition. During the six months ended June 30, 2022, the Company settled $5.8 million of the deferred compensation liability, of which $2.6 million was settled through a reduction of certain partners’ outstanding promissory notes and interest receivable. Refer to Note 17—Related Party Transactions for more information. There were no forfeitures of deferred compensation awards during each of the three and six months ended June 30, 2022 and June 30, 2021. As of June 30, 2022, substantially all deferred amounts were vested, and as such, there was nominal compensation expense related to these deferred compensations plans during the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, deferred compensation expense was $0.3 million and $0.7 million, respectively, which is presented within Compensation and benefits in the Condensed Consolidated Statements of Operations.
Benefit Plans
Certain employees participate in employee benefit plans, which consists of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code and (ii) a UK pension scheme for UK employees and (iii) a Germany pension plan for employees in Germany.
Expenses related to the Company’s employee benefit plans was $1.5 million and $2.9 million for the three and six months ended June 30, 2022, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 2021, respectively, and are included in Compensation and benefits in the Condensed Consolidated Statements of Operations.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Period After Business Combination Through June 30, 2021
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$9,265	$18,159	$(12,499)
Dilutive effect from assumed exercise of warrants, net of tax	—	—	(656)
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	(9,319)	(18,647)	(16,501)
Net income (loss) attributable to Perella Weinberg Partners – diluted	$(54)	$(488)	$(29,656)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	44,584,181	45,247,373	42,956,667
Weighted average number of incremental shares from assumed exercise of warrants	—	—	902,717
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	46,104,690	46,705,704	50,154,199
Weighted average shares of Class A common stock outstanding – diluted	90,688,871	91,953,077	94,013,583
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.21	$0.40	$(0.29)
Diluted	$0.00	$(0.01)	$(0.32)
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2022	Period After Business Combination Through June 30, 2021
Warrants (1)	—	—	—
RSUs and PSUs	41,654	168,435	—
Total	41,654	168,435	—
(1)When assessed for the three and six months ended June 30, 2022, the warrants were out-of-the-money, which resulted in no potentially dilutive shares under the treasury stock method.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that are measured on a recurring basis pursuant to the above fair value hierarchy levels as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets
U.S. Treasury securities	$—	$114,819	$—	$114,819
Cash surrender value of company-owned life insurance	—	485	—	485
Total financial assets	$—	$115,304	$—	$115,304

Financial liabilities
Warrant liabilities - Public warrants	$5,596	$—	$—	$5,596
Warrant liabilities - Private warrants	—	—	110	110
Total financial liabilities	$5,596	$—	$110	$5,706

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets
Investments in mutual funds and other	$500	$—	$—	$500
Cash surrender value of company-owned life insurance	—	565	—	565
Total financial assets	$500	$565	$—	$1,065

Financial liabilities
Warrant liabilities - Public warrants	$27,063	$—	$—	$27,063
Warrant liabilities - Private warrants	—	—	742	742
Total financial liabilities	$27,063	$—	$742	$27,805
The Company had no transfers between fair value levels during the three and six months ended June 30, 2022 and 2021.
As of June 30, 2022, a consolidated broker-dealer subsidiary held investments in U.S. Treasury securities with maturities of less than 12 months, which are included in Investments in short-term marketable debt securities on the Condensed Consolidated Statements of Financial Condition. These securities are carried at fair value with changes in fair value included in Other income (expense) on the Condensed Consolidated Statements of Operations, as required for broker-dealers. As of December 31, 2021, the Company held investments related to a legacy deferred compensation program and other securities, which are carried at fair value and included in Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition. The Company had net realized and unrealized gains (losses) on these investments of $(0.2) million and $(0.2) million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.
The cash surrender value of company-owned life insurance is included in Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition at the amount that could be realized under the contract as of June 30, 2022 and December 31, 2021, which approximates fair value.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The public warrants are valued using quoted market prices on the Nasdaq Global Select Market under the ticker PWPPW and are included in Warrant liabilities on the Condensed Consolidated Statements of Financial Condition. As of June 30, 2022, the price per public warrant was $0.73.
Management determines the fair value of the private warrants using the Black-Scholes option pricing valuation model (“Valuation Model”). The private warrants are classified as Level 3 as of June 30, 2022 because of the use of significant unobservable inputs in the Valuation Model. The inputs into the Valuation Model for the private warrants, including some significant unobservable inputs, were as follows:

June 30, 2022
Expected volatility	41.20%
Expected dividend yield	4.77%
The resulting valuation for the private warrants were determined to be $0.54 per unit as of June 30, 2022. The Company had 203,333 private warrants outstanding as of June 30, 2022, resulting in a fair value of $0.1 million recorded within Warrant liabilities in the Condensed Consolidated Statements of Financial Condition.
The following table presents changes in Level 3 financial liabilities measured at fair value for six months ended June 30, 2022:

Private Warrants
Balance at December 31, 2021	$742
Change in fair value	(632)
Balance at June 30, 2022	$110
Changes in fair value of the private warrants are presented within Change in fair value of warrant liabilities on the Condensed Consolidated Statements of Operations.
Equity Method Investment
The Company applies the equity method of accounting to its investment in PFAC Holdings I LLC (“PFAC Holdings”), an indirect parent of PWP Forward Acquisition Corp. I (“PFAC”), a special purpose acquisition company. As of June 30, 2022 and December 31, 2021, the Company’s investment in PFAC Holdings was $2.0 million and $1.3 million, respectively, which is presented within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition. The Company’s share of earnings of PFAC Holdings is included in Other income (expense) on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021.

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
The following table shows the components of TSA income reported within Related party income in the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
TSA income
TSA income – Compensation related	$213	$562	$418	$1,149
TSA income – Non-compensation related	547	157	667	337
Sublease income	160	806	363	1,613
Total TSA income	$920	$1,525	$1,448	$3,099

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with Professional Partners and ILPs that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of June 30, 2022, the Company had an amount due of $21.2 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement and is reported within Amount due pursuant to tax receivable agreement on the Condensed Consolidated Statement of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2022	$465
2023	1,093
2024	1,135
2025	1,160
2026	1,185
Thereafter	16,182
Total payments	$21,220
Partner Promissory Notes
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at an annual rate equal to the Federal Mid-Term Rate on an annual basis. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will. Repayment of the Partner Promissory Notes may be accelerated based on certain conditions as defined in the promissory note agreements and are primarily secured by the partner’s equity interests in PWP OpCo or other affiliate. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Condensed Consolidated Statements of Financial Condition in the amount of $3.5 million and $6.0 million as of June 30, 2022 and December 31, 2021, respectively.
During the six months ended June 30, 2022, certain partners effectively repaid $2.6 million of principal and interest related to Partner Promissory Notes by foregoing the amount due from their respective deferred compensation agreements.
Other Partner Loans and Loan Guarantees
As of June 30, 2022 and December 31, 2021, $3.3 million and $3.3 million, respectively, of outstanding loans to certain partners are recognized in Due from related parties on the Condensed Consolidated Statements of Financial Condition.
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
Note 18—Commitments and Contingencies
Loan Guarantees
The Company has unconditionally guaranteed certain of its partners’ loans with First Republic Bank (“Lender”) whereby it will pay the Lender upon the occurrence of a default event. The total guarantees related to partners was $1.6 million and $3.3 million as of June 30, 2022 and December 31, 2021, respectively. These guarantees are secured by the partners’ interests in Professional Partners. As of June 30, 2022 and December 31, 2021, no loans were in default.
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of June 30, 2022 and December 31, 2021, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the condensed consolidated financial statements of the Company as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021.
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
The Company incurred $0.1 million and $0.3 million during the three and six months ended June 30, 2022, respectively, and $0.5 million and $0.7 million during the three and six months ended June 30, 2021, respectively, in legal and professional fees, net of expected insurance reimbursement, related to this litigation. These litigation costs are included in Professional fees in the Condensed Consolidated Statements of Operations.
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
For the three months ended June 30, 2022, revenues of $25.3 million related to one individual client accounted for more than 10% of aggregate revenue. For the six months ended June 30, 2022, no individual client accounted for more than 10% of aggregate revenue. For the three months ended June 30, 2021, revenues of $30.0 million related to one individual client accounted for more than 10% of aggregate revenue. For the six months ended June 30, 2021, no individual client accounted for more than 10% of aggregate revenue. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
United States	$129,659	$218,037	$221,817	$344,863
International	21,445	37,483	81,163	80,459
Total	$151,104	$255,520	$302,980	$425,322

	June 30, 2022	December 31, 2021
Assets
United States	$414,061	$552,865
International	126,106	165,462
Total	$540,167	$718,327
Note 20—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.
On July 7, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on July 19, 2022. Pursuant to this shelf registration statement, the Company may from time to time sell up to 20,000,000 shares of Class A common stock in one or more offerings and a selling stockholder named therein may from time to time resell up to 1,942,590 shares of the Company’s Class A common stock in one or more offerings.
On July 18, 2022, the Company’s new U.K. office lease commenced with an initial term of 12 years.
On July 22, 2022, the Company commenced an offer (the “Warrant Exchange Offer”) to all holders of its outstanding warrants the opportunity to receive 0.20 shares of the Company’s Class A common stock in exchange for each warrant tendered by such holder and exchanged pursuant to the terms of the Warrant Exchange Offer. Concurrently with the Warrant Exchange Offer, the Company is also soliciting consents from holders of the public warrants to amend the warrant agreement dated September 24, 2020 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as amended by Amendment No. 1 to Warrant Agreement, dated as of November 10, 2021, by and among the Company, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company LLC, as warrant agent, to permit the Company to require that each warrant (including each private warrant) outstanding upon the closing of the Warrant Exchange Offer be converted into 0.18 shares of Class A common stock, which is a ratio 10% less than the exchange ratio applicable to the Warrant Exchange Offer. Pursuant to the terms of the Warrant Agreement, all except certain specified modifications or amendments require the vote or written consent of holders of at least 65% of the outstanding public warrants.
On August 2, 2022, the Board of Directors of PWP declared a cash dividend of $0.07 per share of Class A common stock. This dividend will be paid on September 12, 2022 to Class A common stockholders of record on September 2, 2022. Holders of Class B common stock will also receive dividends equal to the amount of dividends made on 0.001 shares of Class A common stock.

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
Our business provides services to multiple industry sectors and geographic markets. We believe that our collaborative partnership and integrated approach combining deep industry insights, significant technical, product and transactional expertise, and rigorous work ethic create a significant opportunity for our Company to realize sustainable growth. We seek to advise clients throughout their evolution, with the full range of our advisory capabilities including, among other things, advice related to mission-critical strategic and financial decisions, mergers and acquisitions (“M&A”) execution, shareholder and defense advisory, capital raising, and liability management and restructuring, as well as specialized underwriting and research services primarily for the energy and related industries.
Since our inception, we have experienced significant growth in our business, driven by hiring professionals who are highly regarded in their fields of expertise, expanding the scope and geographic reach of our advisory services, deepening and expanding our client relationships and maintaining a firm culture that attracts, develops and retains talented people. In addition to our hiring and internal development of individual professionals, in November 2016, we completed a business combination with Tudor, Pickering, Holt & Co., LLC (“TPH”), an independent advisory firm, focused on the energy industry. As of June 30, 2022, we serve our clients with 62 advisory partners based in 10 offices, located in five countries around the world.
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

On June 24, 2021, Perella Weinberg Partners consummated the Business Combination whereby (i) FTIV acquired certain partnership interests in PWP OpCo, (ii) PWP OpCo became jointly-owned by Perella Weinberg Partners, Professional Partners and certain existing partners of PWP OpCo, and (iii) PWP OpCo serves as the Company’s operating partnership as part of an umbrella limited partnership C-corporation (Up-C) structure. The Business Combination was structured as a reverse recapitalization. The historical operations of PWP OpCo are deemed to be those of the Company. Thus, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect (i) the historical operating results of PWP OpCo prior to the Business Combination and (ii) the combined results of the Company following the Business Combination. The Company shareholders are entitled to receive a portion of PWP OpCo’s economics through their ownership interests in shares of Class A common stock of Perella Weinberg Partners, which holds PWP OpCo Class A partnership units (“PWP OpCo Units”). The non-controlling interest owners of PWP OpCo receive a portion of its economics through their ownership of PWP OpCo Units. See Note 3—Business Combination and Note 11—Stockholders' Equity in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for additional discussion related to the transaction.
Business Environment and Outlook
Global macroeconomic headwinds coupled with elevated geopolitical risks have caused a break in M&A momentum off of record 2021 levels. Announced global M&A volumes in the first half of 2022 were down more than 20% as compared to the first half of 2021. Closing volumes across the market also dropped during this period as timeframes from announcement to close experienced extensions.
While the level of M&A advisory dialogue remains active across industries and geographies of focus, the tough macroeconomic environment may persist in the near-term and continue to affect M&A and financing volumes. Headwinds which are impacting 2022 industry volumes include rising rates, record inflation, a more aggressive anti-trust policy stance, supply chain disruptions and elevated geopolitical risks associated with Russia’s invasion of Ukraine, amongst others.
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

Results of Operations
The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenues	$151,104	$255,520	(41)%	$302,980	$425,322	(29)%
Expenses
Compensation and benefits	90,587	164,404	(45)%	177,832	273,874	(35)%
Equity-based compensation	36,427	7,065	416%	77,317	13,222	485%
Total compensation and benefits	127,014	171,469	(26)%	255,149	287,096	(11)%
Non-compensation expenses	33,103	34,565	(4)%	67,203	60,696	11%
Total operating expenses	160,117	206,034	(22)%	322,352	347,792	(7)%
Operating income (loss)	(9,013)	49,486	NM	(19,372)	77,530	NM
Non-operating income (expenses)
Related party income	950	1,565	(39)%	1,508	3,774	(60)%
Other income (expense)	3,845	526	631%	5,756	(1,328)	NM
Change in fair value of warrant liabilities	10,094	948	NM	22,100	948	NM
Loss on debt extinguishment	—	(39,408)	NM	—	(39,408)	NM
Interest expense	(69)	(3,596)	(98)%	(137)	(7,464)	(98)%
Total non-operating income (expenses)	14,820	(39,965)	NM	29,227	(43,478)	NM
Income (loss) before income taxes	5,807	9,521	(39)%	9,855	34,052	(71)%
Income tax benefit (expense)	(3,141)	(521)	503%	(6,137)	(2,545)	141%
Net income (loss)	$2,666	$9,000	(70)%	$3,718	$31,507	(88)%
Less: Net income (loss) attributable to non-controlling interests	(6,599)	21,499	NM	(14,441)	44,006	NM
Net income (loss) attributable to Perella Weinberg Partners	$9,265	$(12,499)	NM	$18,159	$(12,499)	NM
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
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Revenues were $151.1 million for the three months ended June 30, 2022 as compared with $255.5 million for the same period in 2021, representing a decrease of 41%. The quarter-on-quarter decrease in revenue was driven by a reduction in mergers and acquisitions activity across most industry groups, as well as a step down in restructuring and liability management advice in the 2022 period. The decrease in revenues can be attributed to both fewer advisory transaction completions and a decrease in average fee size per client.
For the three months ended June 30, 2022 and 2021, we earned revenues from 77 and 106 advisory clients, respectively. The number of advisory clients who paid fees equal to or greater than $1.0 million decreased to 32 for the three months ended June 30, 2022 compared to 46 advisory clients for the three months ended June 30, 2021. The average fee size decreased to $1.9 million for the three months ended June 30, 2022 from $2.4 million for the three months ended June 30, 2021.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Revenues for the six months ended June 30, 2022 were $303.0 million, a decrease of 29% from the six months ended June 30, 2021 of $425.3 million. The period-over-period decline was driven by a reduction in mergers and acquisitions activity across most industry groups, as well as a step down in restructuring and liability management advice in the 2022 period. The decrease in revenues can be attributed to both fewer advisory transaction completions and a decrease in average fee size per client.

For the six months ended June 30, 2022 and 2021, we earned revenues from 114 and 149 advisory clients, respectively. The number of advisory clients who paid fees equal to or greater than $1.0 million decreased to 62 advisory clients for the six months ended June 30, 2022 compared to 70 advisory clients for the six months ended June 30, 2021. The average fee size decreased to $2.6 million for the six months ended June 30, 2022 from $2.8 million for the six months ended June 30, 2021.
Operating Expenses
The following table sets forth information relating to our operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Expenses
Compensation and benefits	$90,587	$164,404	(45)%	$177,832	$273,874	(35)%
% of Revenues	60%	64%		59%	64%
Equity-based compensation	$36,427	$7,065	416%	$77,317	$13,222	485%
% of Revenues	24%	3%		26%	3%
Total compensation and benefits	$127,014	$171,469	(26)%	$255,149	$287,096	(11)%
% of Revenues	84%	67%		84%	68%
Non-compensation expenses	$33,103	$34,565	(4)%	$67,203	$60,696	11%
% of Revenues	22%	14%		22%	14%
Total operating expenses	$160,117	$206,034	(22)%	$322,352	$347,792	(7)%
% of Revenues	106%	81%		106%	82%
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
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Operating expenses were $160.1 million for the three months ended June 30, 2022 and represented 106% of revenues, compared with $206.0 million for the three months ended June 30, 2021, which represented 81% of revenues. The decrease in operating expenses was primarily driven by a decrease in total compensation and benefits which was $127.0 million for the three months ended June 30, 2022 compared to $171.5 million for the three months ended June 30, 2021 as well as lower non-compensation expenses which were $33.1 million for the three months ended June 30, 2022 compared to $34.6 million for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Operating expenses were $322.4 million for the six months ended June 30, 2022 and represented 106% of revenues, compared with $347.8 million for the six months ended June 30, 2021, which represented 82% of revenues. The decrease in operating expenses was primarily driven by a decrease in total compensation and benefits which was $255.1 million for the six months ended June 30, 2022 compared to $287.1 million for the six months ended June 30, 2021, partially offset by an increase non-compensation expenses which were $67.2 million for the six months ended June 30, 2022 compared to $60.7 million for the six months ended June 30, 2021.
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
We intend to compensate our personnel competitively in order to continue building our business and growing our Company. Certain awards were granted in conjunction with the Business Combination and directly related to this transaction milestone event. These awards were outside the Company's normal and recurring compensation processes. Total future amortization which will be recognized over the next five years before accounting for forfeitures is $68.5 million for the Transaction Pool RSUs and Transaction Pool PSUs and $62.1 million for the Long-Term Incentive Awards granted in conjunction with the Business Combination.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
For the three months ended June 30, 2022, total compensation and benefits expenses of $127.0 million represented 84% of revenues, compared with $171.5 million of compensation-related expenses, which represented 67% of revenues for the three months ended June 30, 2021. Included in total compensation-related expense was $36.4 million and $7.1 million amortization of equity awards for the three months ended June 30, 2022 and 2021, respectively. The decrease in total compensation and benefit expenses was due to a smaller bonus accrual associated with the lower revenues partially offset by increased equity-based compensation related to awards granted in connection with or subsequent to the Business Combination.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
For the six months ended June 30, 2022, total compensation and benefits expenses of $255.1 million represented 84% of revenues, compared with $287.1 million of compensation-related expenses, which represented 68% of revenues for the six months ended June 30, 2021. Included in total compensation-related expense was $77.3 million and $13.2 million of amortization of equity awards for the six months ended June 30, 2022 and 2021, respectively. The decrease in total compensation and benefit expenses was due to a smaller bonus accrual associated with lower revenues partially offset by an increase in equity-based compensation related to awards granted in connection with or subsequent to the Business Combination.
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
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
For the three months ended June 30, 2022, non-compensation expenses of $33.1 million represented 22% of revenues, compared with $34.6 million, which represented 14% of revenues, for the three months ended June 30, 2021. The decrease in non-compensation expense was predominantly a result of a $4.8 million decrease in professional fees due to elevated expenses in the second quarter of 2021, which were largely related to one-time costs associated with the Business Combination. The decrease also included lower rent and occupancy costs as a result of lease amendments and extensions. These decreases were partially offset by a $2.4 million increase in travel and related expenses, and a $2.8 million increase in general administrative and other expenses due to increased public company costs such as D&O insurance and the recognition of a bad debt reserve.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
For the six months ended June 30, 2022, non-compensation expenses of $67.2 million represented 22% of revenues, compared with $60.7 million, which represented 14% of revenues, for the six months ended June 30, 2021. The increase in non-compensation expense was primarily driven by a $4.1 million increase in travel related expenses, as well as a $5.9 million increase in general administrative and other expenses due to increased public company costs including D&O insurance as well as the recognition of a bad debt reserve. These increases were partially offset by lower rent and occupancy costs as a result of lease amendments and extensions. While professional fees in total remained relatively flat year over year, the second quarter of 2021 included elevated costs associated with the Business Combination while the second quarter of 2022 included increased recruiting fees.
Non-Operating Income (Expenses)
Non-operating income (expenses) includes the impact of income and expense items that we consider to be non-operational in nature, including related party income, change in the fair value of warrant liabilities, loss on debt extinguishment, interest expense, and other income (expense), which includes gains (losses) on foreign exchange rate fluctuations.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
For the three months ended June 30, 2022, non-operating income (expenses) was $14.8 million of income compared to $40.0 million of expense for the three months ended June 30, 2021. For the three months ended June 30, 2021, non-operating income (expenses) included a $39.4 million loss on debt extinguishment related to the redemption of the $150.0 million aggregate principal of the Convertible Notes concurrent with the Business Combination. The loss was composed of the $10.9 million premium and $28.5 million of unamortized debt discount and issuance costs. The change in non-operating income (expenses) also included a decrease of $3.5 million in interest expense related to the repayment of all indebtedness in connection with the Business Combination and a $9.1 million increase in the gain on change in fair value of warrant liabilities as the warrant price fell year over year. Additionally, foreign exchange rate fluctuations recorded in Other income (expense) resulted in a $3.6 million increased gain, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the U.S. dollar strengthened.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
For the six months ended June 30, 2022, non-operating income (expenses) was $29.2 million of income compared to $43.5 million of expense for the six months ended June 30, 2021. For the six months ended June 30, 2021, non-operating income (expenses) included a $39.4 million loss on debt extinguishment related to the redemption of the $150.0 million aggregate principal of the Convertible Notes concurrent with the Business Combination. The loss was composed of the $10.9 million premium and $28.5 million of unamortized debt discount and issuance costs. The change in non-operating income (expenses) also included a $21.2 million increased gain from the change in fair value of warrant liabilities as the warrant price fell year over year. as well as a decrease of $7.3 million of interest expense related to the repayment of all indebtedness in connection with the Business Combination. Additionally, foreign exchange rate fluctuations recorded in Other income (expense) resulted in a $7.0 million change year over year as the six months ended June 30, 2022 included a $5.2 million gain as opposed to a $1.8 million loss for the six months ended June 30, 2021. This was primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the U.S. dollar strengthened.
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
The Company’s income tax provision and the corresponding effective tax rate are based on U.S. GAAP income adjusted for permanent book-tax differences at the currently enacted statutory tax rates in the various jurisdictions in which the Company operates. For the three and six months ending June 30, 2022, the Company determined that the year-to-date actual effective tax rate represents the Company’s best estimate of the annual effective tax rate. This is due to the Company’s significant permanent differences as compared to estimated pre-tax income.

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
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees, which generally have net terms of 30 days, and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of incentive compensation during the first quarter of each calendar year with respect to the prior year’s results. Our investing and financing cash flows are primarily influenced by the payment of dividends, distributions to partners, purchase of treasury shares and withholding payments for vesting of incentive awards in the six months ended June 30, 2022.
A summary of our operating, investing and financing cash flows is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Cash Provided By (Used In)
Operating Activities
Net income (loss)	$3,718	$31,507
Non-cash charges and other operating activity adjustments	69,585	68,735
Other operating activities	(218,543)	(72,413)
Total operating activities	(145,240)	27,829
Investing Activities	(118,960)	(1,429)
Financing Activities	(77,220)	(6,459)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,331)	668
Net increase (decrease) in cash, cash equivalents and restricted cash	(351,751)	20,609
Cash, cash equivalents and restricted cash, beginning of period	504,775	330,908
Cash, cash equivalents and restricted cash, end of period	$153,024	$351,517
Six Months Ended June 30, 2022
Cash and restricted cash were $153.0 million as of June 30, 2022, a decrease of $351.8 million from $504.8 million as of December 31, 2021. The Company reported net income of $3.7 million for the six months ended June 30, 2022 which includes $69.6 million of non-cash charges, largely comprised of the equity-based compensation, depreciation and amortization and the change in fair value of warrant liabilities. This operating cash inflow was offset by working capital needs predominantly due to the payment of the annual bonus compensation which occurs in the first quarter of each year, resulting in a net outflow to cash of $145.2 million during the six months ended June 30, 2022. Investing activities resulted in a net outflow of $119.0 million largely attributable to investments of cash in treasury securities as well as the purchase of fixed assets. Financing activities resulted in a net outflow of $77.2 million primarily related to the repurchase of shares pursuant to the stock repurchase program, distributions to partners, withholding payments for vesting of incentive awards and the payment of dividends.

Six Months Ended June 30, 2021
Cash and restricted cash were $351.5 million as of June 30, 2021, a decrease of $20.6 million from $330.9 million as of December 31, 2020. Operating activities resulted in a net inflow of $27.8 million largely attributable to net income generated during the six months ended June 30, 2021, partially offset by changes in working capital. Net income included $29.3 million of non-cash charges as well as a $39.4 million loss on debt extinguishment related to the redemption of the Convertible Notes concurrent with the Business Combination. Investing activities resulted in a net outflow of $1.4 million attributable to the Company’s deconsolidation in PFAC Holdings and the purchases of fixed assets. Financing activities resulted in a net outflow of $6.5 million primarily related to the transactions associated with the Business Combination, the payoff of all outstanding debt and tax distributions to limited partners of PWP OpCo.
Liquidity and Capital Resources
General
We regularly monitor our liquidity position, including cash and cash equivalents, working capital assets and liabilities, commitments and other liquidity requirements. Our primary sources of liquidity are our cash balances, our investments in short-term marketable debt securities, the net cash generated from operations and the available borrowing capacity under our Revolving Credit Facility.
Our current assets are primarily composed of cash, investments in short-term marketable debt securities, receivables related to fees earned from providing advisory services, certain prepaid expenses and certain amounts due from related parties. Our current liabilities are primarily composed of accounts payable, accrued expenses and accrued and deferred employee compensation. We pay a significant portion of our annual incentive compensation, in the form of cash bonuses, during the first quarter of each calendar year with respect to the prior year’s results. Therefore, levels of cash generally decline during the first quarter of each year after our annual incentive compensation has been paid to our employees. Cash then typically builds over the remainder of the year. The Company makes quarterly partner tax distributions as required under the Amended and Restated Agreement of Limited Partnership of PWP OpCo, dated as of June 24, 2021 (as amended, restated, modified or supplemented from time to time, the “PWP OpCo LPA”). These distributions totaled $2.9 million and $18.7 million during the three and six months ended June 30, 2022, respectively, and $37.6 million and $47.4 million during the three and six months ended June 30, 2021, respectively. Additionally, as a public company, we intend to pay dividends throughout the year and may consider share or warrant repurchases as well. During the three and six months ended June 30, 2022, the Company paid $3.2 million and $6.6 million, respectively, in cash dividends. The Company has the option to net settle vesting RSUs in order to remit required employee withholding taxes using cash on hand. During the three and six months ended June 30, 2022, the Company paid $0.4 million and $6.4 million, respectively, in withholding payments for the net settlement of 52,759 and 612,162 shares on vested RSUs. Additionally, during the three and six months ended June 30, 2022, the Company purchased 6,267,904 and 6,440,207 shares of Class A common stock at a cost of $43.7 million and $45.3 million, respectively, pursuant to the stock repurchase program described below.
We evaluate our cash needs on a regular basis in light of current market and business conditions and regulatory requirements. Cash and cash equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company had cash balances of $150.3 million and $502.8 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits. Additionally, as of June 30, 2022, the Company held investments in short-term marketable debt securities, consisting entirely of U.S. Treasury securities, of $114.8 million.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable generally have net terms of 30 days. Accounts receivable were $38.9 million, net of a $2.7 million allowance for credit losses balance as of June 30, 2022. Accounts receivable were $46.9 million, net of a $1.9 million allowance for credit losses balance as of December 31, 2021.

Line of credit
The Company has a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Prior to the Business Combination, the Revolving Credit Facility bore interest at a rate per annum equal to either the variable Eurodollar Rate (or London Interbank Offered Rate, LIBOR) or a variable Base Rate (defined as the higher of the (i) Federal Funds Rate plus ½ of 1.0%; (ii) Cadence Bank prime rate; or (iii) Eurodollar Rate plus 1.0%) plus a rate which varies by the Company’s leverage ratio, as noted in the table below.

Applicable Rate
Combined Leverage Ratio	Eurodollar Rate	Base Rate
< 0.50 : 1.00	2.50%	1.50%
≥ 0.50 : 1.00, but < 1.50 : 1.00	2.75%	1.75%
≥ 1.50 : 1.00	3.00%	2.00%
Upon consummation of the Business Combination, the Company repaid all of the outstanding borrowings under the Credit Agreement, which included $27.7 million principal amount plus accrued and unpaid interest. As of the Closing Date, the Credit Agreement was amended such that (i) the maturity was extended from April 1, 2022 to July 1, 2025, (ii) interest accrues at LIBOR plus a fixed rate of 2.00% per annum (with a 0.25% LIBOR floor) with an alternate base rate option equal to Cadence Bank’s prime rate minus 1.00% (with a 3.25% floor), (iii) up to $15.0 million of the Revolving Credit Facility may be used for the issuance of letters of credit, (iv) up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement, and (v) certain financial covenants were amended. As of June 30, 2022, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
Based on current market conditions, we believe that our cash on hand, the investments in short-term marketable debt securities, the net cash generated from operations and the available borrowing capacity under our Revolving Credit Facility will be sufficient to meet our operating needs and commitments for the next twelve months; however, if these sources of liquidity are not sufficient, we may seek additional debt or equity financing.
Share Repurchase Program
On February 16, 2022, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock with no requirement to purchase any minimum number of shares. Shares may be repurchased under the new repurchase program through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any transactions will be subject to the Company’s discretion. During the three and six months ended June 30, 2022, the Company purchased 6,267,904 and 6,440,207 shares, at a cost of $43.7 million and $45.3 million, respectively, pursuant to this stock repurchase program.
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
With respect to investments, we manage our credit risk exposure by maintaining investment grade credit quality. As of June 30, 2022, the Company held investments of $114.8 million in U.S. Treasury securities with maturities of less than 12 months.

Exchange Rate Risk
The Company is exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of its operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, Euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the six months ended June 30, 2022 and 2021, the net impact of non functional currency related transaction gains and losses recorded in Other income (expense) on our Condensed Consolidated Statements of Operations was a $5.2 million gain and $1.8 million loss, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the U.S. dollar strengthened. For the six months ended June 30, 2022 and 2021, the net impact of the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) within our Condensed Consolidated Statements of Comprehensive Income (Loss) was a $7.3 million loss and $0.5 million gain, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future.
As of June 30, 2022, we held balances of $25.0 million of non-U.S. dollar denominated currencies, composed of pound sterling, the Euro, and Canadian dollars.
Critical Accounting Estimates
This Quarterly Report on Form 10-Q should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed on July 7, 2022 regarding these critical accounting estimates. For changes to our critical accounting estimates during the three and six months ended June 30, 2022, refer to Note 2—Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes or updates to our risk factors that were previously disclosed in Part I “Item 1A. Risk Factors” in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 as filed with the SEC on July 7, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table summarizes our repurchase of equity securities during the three months ended June 30, 2022:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
April 1, 2022 - April 30, 2022	680,547	$8.39	680,547	$92,694,562
May 1, 2022 - May 31, 2022	4,056,939	6.87	4,056,939	64,820,279
June 1, 2022 - June 30, 2022	1,530,418	6.60	1,530,418	54,712,944
Total	6,267,904	$6.97	6,267,904	$54,712,944
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

PERELLA WEINBERG PARTNERS

Date: August 4, 2022	By:	/s/ PETER A. WEINBERG
Peter A. Weinberg
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ GARY S. BARANCIK
Gary S. Barancik
Chief Financial Officer
(Principal Financial Officer)