Form 10-Q
period 2022-09-30
Perella Weinberg Partners
filed 2022-11-07
CIK 1777835

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2022, the registrant had 42,375,596 shares of Class A common stock, par value $0.0001 per share, and 44,925,877 shares of Class B common stock, par value $0.0001 per share, outstanding.

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
•the ability to maintain the listing of the Company’s Class A common stock on Nasdaq following the Business Combination;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Perella Weinberg Partners
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$142,854	$502,773
Restricted cash	2,659	2,002
Investments in short-term marketable debt securities	138,863	—
Accounts receivable, net of allowance	46,690	46,914
Due from related parties	3,572	4,225
Fixed assets, net of accumulated depreciation and amortization	20,517	10,362
Intangible assets, net of accumulated amortization	27,417	32,352
Goodwill	34,383	34,383
Prepaid expenses and other assets	26,398	24,313
Right-of-use lease assets	155,824	39,912
Deferred tax assets, net	32,422	21,091
Total assets	$631,599	$718,327
Liabilities and Equity
Accrued compensation and benefits	$130,136	$311,500
Deferred compensation programs	5,559	11,221
Accounts payable, accrued expenses and other liabilities	34,432	31,048
Deferred revenue	3,873	7,845
Lease liabilities	159,635	43,448
Warrant liabilities	—	27,805
Amount due pursuant to tax receivable agreement	23,782	14,108
Total liabilities	357,417	446,975
Commitments and Contingencies (Note 18)
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 51,810,154 issued and 43,108,599 outstanding at September 30, 2022; 1,500,000,000 shares authorized, 43,649,319 issued and 42,649,319 outstanding at December 31, 2021)	5	4
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 44,925,877 issued and outstanding at September 30, 2022; 600,000,000 shares authorized, 50,154,199 issued and outstanding at December 31, 2021)	4	5
Additional paid-in-capital	225,978	158,131
Retained earnings (accumulated deficit)	(12,209)	(18,075)
Accumulated other comprehensive income (loss)	(8,293)	(1,746)
Treasury stock, at cost (8,701,555 and 1,000,000 shares of Class A common stock at September 30, 2022 and December 31, 2021, respectively)	(65,488)	(12,000)
Total Perella Weinberg Partners equity	139,997	126,319
Non-controlling interests	134,185	145,033
Total equity	274,182	271,352
Total liabilities and equity	$631,599	$718,327
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$145,379	$177,427	$448,359	$602,749
Expenses
Compensation and benefits	86,260	113,322	264,092	387,196
Equity-based compensation	36,999	38,050	114,316	51,272
Total compensation and benefits	123,259	151,372	378,408	438,468
Professional fees	8,180	11,006	25,902	28,954
Technology and infrastructure	7,337	7,368	22,414	21,465
Rent and occupancy	6,404	6,773	17,511	20,068
Travel and related expenses	2,912	1,629	8,847	3,505
General, administrative and other expenses	3,648	6,127	15,414	12,005
Depreciation and amortization	2,457	3,479	8,053	11,081
Total expenses	154,197	187,754	476,549	535,546
Operating income (loss)	(8,818)	(10,327)	(28,190)	67,203
Non-operating income (expenses)
Related party income	740	1,529	2,248	5,303
Other income (expense)	6,152	2,564	11,908	1,236
Change in fair value of warrant liabilities	(6,294)	(3,006)	15,806	(2,058)
Loss on debt extinguishment	—	—	—	(39,408)
Interest expense	(69)	(72)	(206)	(7,536)
Total non-operating income (expenses)	529	1,015	29,756	(42,463)
Income (loss) before income taxes	(8,289)	(9,312)	1,566	24,740
Income tax benefit (expense)	(4,570)	(150)	(10,707)	(2,695)
Net income (loss)	(12,859)	(9,462)	(9,141)	22,045
Less: Net income (loss) attributable to non-controlling interests	(13,999)	(12,938)	(28,440)	31,068
Net income (loss) attributable to Perella Weinberg Partners	$1,140	$3,476	$19,299	$(9,023)
Net income (loss) per share attributable to Class A common shareholders (1)
Basic	$0.03	$0.08	$0.44	$(0.21)
Diluted	$(0.19)	$(0.09)	$(0.19)	$(0.40)
Weighted-average shares of Class A common stock outstanding (1)
Basic	42,263,427	42,572,813	44,241,794	42,599,954
Diluted	87,745,776	92,727,012	90,535,232	92,754,153
(1)For the nine months ended September 30, 2021, net income (loss) per share of Class A common stock and weighted-average shares of Class A common stock outstanding is representative of the period from June 24, 2021 through September 30, 2021, the period following the Business Combination, as defined in Note 1—Organization and Nature of Business. For more information, refer to Note 15—Net Income (Loss) Per Share Attributable to Class A Common Shareholders.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(12,859)	$(9,462)	$(9,141)	$22,045
Foreign currency translation gain (loss)	(6,129)	(2,086)	(13,408)	(1,542)
Comprehensive income (loss)	(18,988)	(11,548)	(22,549)	20,503
Less: Comprehensive income (loss) attributable to non-controlling interests	(17,169)	(14,068)	(35,300)	30,474
Comprehensive income (loss) attributable to Perella Weinberg Partners	$(1,819)	$2,520	$12,751	$(9,971)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in Thousands)

		Shares								Accumulated Other Comprehensive Income (Loss)
	Partners’ Capital	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)		Non- Controlling Interests	Total Equity
Balance at December 31, 2020	$76,509	—	—	—	$—	$—	$—	$—	$—	$(2,326)	$—	$74,183
Net income (loss)	22,507	—	—	—	—	—	—	—	—	—	—	22,507
Equity-based compensation	6,157	—	—	—	—	—	—	—	—	—	—	6,157
Distributions to partners	(9,816)	—	—	—	—	—	—	—	—	—	—	(9,816)
Other	384	—	—	—	—	—	—	—	—	—	—	384
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	228	—	228
Balance at March 31, 2021	$95,741	—	—	—	$—	$—	$—	$—	$—	$(2,098)	$—	$93,643
Net income (loss) prior to Business Combination	37,350	—	—	—	—	—	—	—	—	—	—	37,350
Equity-based compensation prior to Business Combination	5,604	—	—	—	—	—	—	—	—	—	—	5,604
Foreign currency translation gain (loss) prior to Business Combination	—	—	—	—	—	—	—	—	—	298	—	298
Distributions to partners	(37,573)	—	—	—	—	—	—	—	—	—	—	(37,573)
Other	(10)	—	—		—	—		—	—	—	—	(10)
Effect of Business Combination	(101,112)	42,956,667	50,154,199	—	4	5	—	133,832	—	974	154,619	188,322
Net income (loss) after Business Combination	—	—	—	—	—	—	—	—	(12,499)	—	(15,851)	(28,350)
Equity-based compensation after Business Combination	—	—	—	—	—	—	—	1,461	—	—	—	1,461
Foreign currency translation gain (loss) after Business Combination	—	—	—	—	—	—	—	—	—	8	10	18
Balance at June 30, 2021	$—	42,956,667	50,154,199	—	$4	$5	$—	$135,293	$(12,499)	$(818)	$138,778	$260,763
Net income (loss)	—	—	—	—	—	—	—	—	3,476	—	(12,938)	(9,462)
Equity-based awards	—	—	—	—	—	—	—	21,094	—	—	17,133	38,227
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	(956)	(1,130)	(2,086)
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(7,007)	(7,007)
Liability awards reclassification to equity	—	—	—	—	—	—	—	3,912	—	—	—	3,912
Issuance of Class A common stock for vested PWP Incentive Plan Awards	—	535,831	—	—	—	—	—	—	—	—	—	—
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	—	(7,983)	—	—	—	(7,983)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	—	113	(4,313)	—	—	(4,200)
Other	—	—	—	—	—	—	—	879	—	—	940	1,819
Treasury stock purchase	—	—	—	(1,000,000)	—	—	(12,000)	—	—	—	—	(12,000)
Change in ownership interests	—	—	—	—	—	—	—	(1,000)	—	—	1,000	—
Balance at September 30, 2021	$—	43,492,498	50,154,199	(1,000,000)	$4	$5	$(12,000)	$152,308	$(13,336)	$(1,774)	$136,776	$261,983

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in Thousands)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	43,649,319	50,154,199	(1,000,000)	$4	$5	$(12,000)	$158,131	$(18,075)	$(1,746)	$145,033	$271,352
Net income (loss)	—	—	—	—	—	—	—	8,894	—	(7,842)	1,052
Equity-based awards	—	—	—				22,695		—	18,710	41,405
Distributions to partners	—	—	—	—	—	—	—	—	—	(15,823)	(15,823)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	601,098	—	—	—	—	—	—	—	—	—	—
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(6,075)	—	—	—	(6,075)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	116	(4,229)	—	—	(4,113)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(1,040)	(1,062)	(2,102)
Other	—	—	—	—	—	—	734	—	—	1,265	1,999
Issuance of Class A common stock and exchange of PWP OpCo Units with corresponding Class B common stock for cash using Offering proceeds (Note 11—Stockholders' Equity)	3,502,033	(3,498,534)	—	1	—	—	(538)	—	—	—	(537)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11—Stockholders' Equity)	337,048	(336,712)	—	—	—	—	17	—	—	—	17
Treasury stock purchase	—	—	(172,303)	—	—	(1,598)	—	—	—	—	(1,598)
Change in ownership interests	—	—	—	—	—	—	4,665	—	—	(4,665)	—
Balance at March 31, 2022	48,089,498	46,318,953	(1,172,303)	$5	$5	$(13,598)	$179,745	$(13,410)	$(2,786)	$135,616	$285,577
Net income (loss)	—	—	—	—	—	—	—	9,265	—	(6,599)	2,666
Equity-based awards	—	—	—	—	—	—	18,432	—	—	18,525	36,957
Distributions to partners	—	—	—	—	—	—	—	—	—	(2,856)	(2,856)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	66,116	—	—	—	—	—	—	—	—	—	—
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(359)	—	—	—	(359)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	134	(4,689)	—	—	(4,555)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(2,548)	(2,629)	(5,177)
Other	—	—		—	—		(8)	—	—	(6)	(14)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11 - Stockholders’ Equity)	629,591	(628,965)	—	—	—	—	263	—	—	—	263
Treasury stock purchase	—	—	(6,267,904)	—	—	(43,689)	—	—	—	—	(43,689)
Change in ownership interests	—	—	—	—	—	—	5,654	—	—	(5,654)	—
Balance at June 30, 2022	48,785,205	45,689,988	(7,440,207)	$5	$5	$(57,287)	$203,861	$(8,834)	$(5,334)	$136,397	$268,813
Net income (loss)	—	—	—	—	—	—	—	1,140	—	(13,999)	(12,859)
Equity-based awards	—	—	—	—	—	—	18,860	—	—	18,748	37,608
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(2,959)	(3,170)	(6,129)
Distributions to partners	—	—	—	—	—	—	—	—	—	(10,052)	(10,052)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	694,128	—	28,111	—	—	337	(337)	—	—	—	—
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(2,704)	—	—	—	(2,704)
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in Thousands)

Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	137	(4,515)	—	—	(4,378)
Other	—	—	—	—	—	—	(11)	—	—	(13)	(24)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11 - Stockholders’ Equity)	764,873	(764,111)	—	—	(1)	—	447	—	—	—	446
Warrant exchange for Class A common stock	1,565,948	—	—	—	—	—	11,999	—	—	—	11,999
Treasury stock purchase	—	—	(1,289,459)	—	—	(8,538)	—	—	—	—	(8,538)
Change in ownership interests	—	—	—	—	—	—	(6,274)	—	—	6,274	—
Balance at September 30, 2022	51,810,154	44,925,877	(8,701,555)	$5	$4	$(65,488)	$225,978	$(12,209)	$(8,293)	$134,185	$274,182

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(9,141)	$22,045
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on debt extinguishment	—	39,408
Equity-based awards vesting expense	115,970	51,449
Depreciation and amortization	8,053	11,081
Amortization of debt discounts and deferred financing costs	111	2,049
Change in fair value of warrant liabilities	(15,806)	2,058
Foreign currency revaluation	(9,287)	—
Non-cash operating lease expense	11,724	13,036
Deferred taxes	(1,395)	(953)
Other	1,126	(136)
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	(3,629)	(25,730)
Due from related parties	654	557
Prepaid expenses and other assets	(3,235)	(15,615)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(173,160)	57,038
Deferred compensation programs	(3,084)	(3,340)
Accounts payable, accrued expenses and other liabilities	(2,708)	(8,694)
Deferred revenue	(3,423)	(4,642)
Lease liabilities	(11,462)	(13,570)
Net cash provided by (used in) operating activities	(98,692)	126,041
Cash flows from investing activities
Purchases of fixed assets	(8,226)	(684)
Purchases of investments in short-term marketable debt securities	(139,180)	—
Other	—	(978)
Net cash provided by (used in) investing activities	(147,406)	(1,662)
Cash flows from financing activities
Proceeds from Business Combination, including PIPE Investment	—	355,021
Payment of Business Combination costs	—	(20,570)
Principal payment on Revolving Credit Facility	—	(27,690)
Redemption of Convertible Notes	—	(160,930)
Redemption of partners’ interests	—	(104,540)
Proceeds from the Offering, net of underwriting discount	36,526	—
Exchange of PWP OpCo Units and corresponding Class B common stock for cash using Offering proceeds	(36,526)	—
Payment of offering costs	(1,318)	—
Distributions to partners	(28,731)	(54,396)
Dividends paid on Class A and Class B common stock	(9,874)	(2,978)
Withholding payments for vested PWP Incentive Plan Awards	(9,138)	(7,983)
Treasury stock purchases	(53,580)	(12,000)
Debt issuance costs	—	(361)
Proceeds from partner promissory notes	—	1,757
Net cash provided by (used in) financing activities	(102,641)	(34,670)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,523)	(2,943)
Net increase (decrease) in cash, cash equivalents and restricted cash	(359,262)	86,766
Cash, cash equivalents and restricted cash, beginning of period	504,775	330,908
Cash, cash equivalents and restricted cash, end of period	$145,513	$417,674

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of non-cash activities
Lease liabilities arising from obtaining right-of-use lease assets	$131,586	$4,000
Accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards	$4,107	$1,335
Non-cash paydown of Partner promissory notes	$2,567	$—
Deferred tax effect resulting from exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$1,514	$—
Accrued treasury stock purchases	$245	$—
Pending broker-to-broker trades	$—	$12,815
Liability awards reclassification to equity	$—	$3,912
Net assets of deconsolidated affiliate	$—	$394
Supplemental disclosures of cash flow information
Cash paid for income taxes	$15,208	$3,660
Cash paid for interest	$95	$5,483
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
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of September 30, 2022 and December 31, 2021, the net assets of PWP OpCo were $263.1 million and $268.5 million, respectively. As of September 30, 2022 and December 31, 2021, the Company did not consolidate any VIEs other than PWP OpCo.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less from the date of purchase. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents. The Company maintains cash with banks and brokerage firms, which from time to time may exceed federally insured limits.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Restricted cash represents cash that is not readily available for general purpose cash needs. As of September 30, 2022 and December 31, 2021, the Company had restricted cash of $2.7 million and $2.0 million, respectively, maintained as collateral for letters of credit related to certain office leases.
A reconciliation of the Company’s cash, cash equivalents and restricted cash as of September 30, 2022 and September 30, 2021 is presented below:

	September 30,
	2022	2021
Cash	$142,854	$415,839
Restricted cash	2,659	1,835
Cash, cash equivalents and restricted cash as shown on statements of cash flows	$145,513	$417,674
Investments in Short-Term Marketable Debt Securities
The Company invests in short-term marketable debt securities to manage excess liquidity. As of September 30, 2022, these investments consisted solely of U.S. Treasury securities held by a consolidated broker-dealer subsidiary and were carried at fair value with changes in fair value included in Other income (expense) on the Condensed Consolidated Statements of Operations, as is required for broker-dealers. In general, these investments are recorded on the Condensed Consolidated Statements of Financial Condition within Cash and cash equivalents for investments with an original maturity from the date of purchase of three months or less, and within Investments in short-term marketable debt securities for those with original maturities longer than three months but less than one year.
Accounts Receivable
Accounts receivable are presented net of allowance for credit losses based on the Company’s assessment of collectability. The Company regularly reviews its accounts receivable for collectability and an allowance is recognized for credit losses, if required. As of September 30, 2022 and December 31, 2021, $12.8 million and $2.5 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. These amounts represent amounts due from clients and recognized as revenue in accordance with the Company’s revenue recognition policies but unbilled at the end of the period.
Accounts receivable represent amounts due from clients from various industry and geographic backgrounds. As of September 30, 2022, certain accounts receivable in the aggregate amount of $9.6 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with one client. Of that amount, all was subsequently received after September 30, 2022. As of December 31, 2021, certain accounts receivable in the aggregate amount of $13.6 million, were greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Prepaid Expenses and Other Assets
Generally, prepaid expenses comprise the majority of Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition and represent upfront payments for various services, including subscriptions, cloud computing arrangements, software licenses and insurance, which are amortized over the life, related service period or policy. When applicable, deferred offering costs are also presented within Prepaid expenses and other assets. As of December 31, 2021, Prepaid expenses and other assets included deferred offering costs of $0.9 million related to a primary offering of shares of the Company’s Class A common stock. There were no deferred offering costs included in Prepaid expenses and other assets as of September 30, 2022. Total deferred offering costs of $1.3 million for this primary offering were netted against the proceeds of the offering in Additional paid-in-capital on the Condensed Consolidated Statements of Financial Condition. Refer to Note 11—Stockholders' Equity for additional information regarding this offering.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $5.6 million and $10.8 million during the three and nine months ended September 30, 2022, respectively, and $2.2 million and $0.4 million during the three and nine months ended September 30, 2021, respectively, which are included in Other income (expense) in the Condensed Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains and losses are generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive loss in the Condensed Consolidated Statements of Changes in Equity.
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
Recently Adopted Accounting Pronouncements
No changes to U.S. GAAP that went into effect during the nine months ended September 30, 2022 had a material effect on the Company’s condensed consolidated financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Over time	$144,440	$167,981	$440,325	$562,286
Point in time	939	9,446	8,034	40,463
Total revenues	$145,379	$177,427	$448,359	$602,749

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Reimbursable expenses billed to clients were $0.4 million and $1.7 million for the three and nine months ended September 30, 2022, respectively, and $1.2 million and $4.0 million for the three and nine months ended September 30, 2021, respectively.
Remaining Performance Obligations and Revenue Recognized from Past Performance
As of September 30, 2022, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $3.3 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services.
The Company recognized revenue of $40.0 million and $263.6 million during the three and nine months ended September 30, 2022, respectively, and $53.5 million and $309.0 million during the three and nine months ended September 30, 2021, respectively, related to performance obligations that were satisfied or partially satisfied in prior periods. These amounts were recognized upon the resolution of revenue constraints and uncertainties in the respective current period and generally related to transaction-related advisory services.
Contract Balances
As of September 30, 2022 and December 31, 2021, the Company recorded $3.9 million and $7.8 million, respectively, for contract liabilities which are presented as Deferred revenue on the Condensed Consolidated Statements of Financial Condition. The Company recognized revenue of $1.7 million and $5.8 million for the three and nine months ended September 30, 2022, respectively, and $2.2 million and $9.6 million for the three and nine months ended September 30, 2021, respectively, of the respective beginning deferred revenue balance, which was primarily related to transaction-related advisory services that are recognized over time.
Allowance for Credit Losses
The allowance for credit losses activity for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$2,725	$1,104	$1,851	$1,045
Bad debt expense	(19)	916	1,653	290
Write-offs	—	(18)	(760)	(46)
Recoveries	—	—	—	710
Foreign currency translation and other adjustments	(113)	(1)	(151)	2
Ending balance	$2,593	$2,001	$2,593	$2,001
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
During the first half of 2022, the Company entered into amendments to its New York and Los Angeles office leases, as well as a new 12-year lease agreement related to the relocation of the Company’s U.K. office in London. The New York lease amendment extended the term of the lease by approximately 16 years with an expiration of December 31, 2039. The amended term of the Los Angeles lease is scheduled to expire on December 31, 2032. In the second quarter of 2022, the Company’s amended Los Angeles lease commenced and the amended New York lease partially commenced resulting in an increase to Lease liabilities and a corresponding increase to Right-of-use lease assets of $66.3 million. In the third quarter of 2022, the New York lease became fully commenced and the U.K. lease also commenced, which resulted in an additional $62.3 million increase to Lease liabilities and a corresponding increase to Right-of-use lease assets.
Other information as it relates to the Company’s operating leases was as follows:

	September 30, 2022	December 31, 2021
Weighted-average discount rate - operating leases	4.6%	2.5%
Weighted-average remaining lease term - operating leases	15.1 years	3.3 years

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$5,311	$4,736	$14,172	$14,425
Variable lease cost	751	1,370	1,758	3,753
Sublease income - operating leases	(159)	(753)	(522)	(2,366)
Total net lease cost	$5,903	$5,353	$15,408	$15,812

Cash paid for lease obligation	$4,767	$4,920	$14,730	$15,100
As of September 30, 2022, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases	Sublease Income	Net Payments
Remainder of 2022	$(2,107)	$115	$(2,222)
2023	(3,833)	307	(4,140)
2024	7,434	—	7,434
2025	18,021	—	18,021
2026	19,002	—	19,002
Thereafter	204,125	—	204,125
Total lease payments (1)	242,642	$422	$242,220
Less: Imputed Interest	(83,007)
Total lease liabilities	$159,635
(1)Total future lease payments are presented net of expected lease incentives, including landlord contributions to tenant improvements.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 6—Intangible Assets
Below is the detail of the intangible assets:

	September 30, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(27,650)	$19,750
Trade names and trademarks	18,400	(10,733)	7,667
Total	$65,800	$(38,383)	$27,417

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(24,095)	$23,305
Trade names and trademarks	18,400	(9,353)	9,047
Total	$65,800	$(33,448)	$32,352
The intangible assets are amortized over an average useful life of 10 years. Intangible amortization expense was $1.6 million and $4.9 million for the three and nine months ended September 30, 2022, respectively, and $1.6 million and $4.9 million for the three and nine months ended September 30, 2021, respectively, which is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations. Amortization of intangible assets held at September 30, 2022 is expected to be $6.6 million for each of the years ending December 31, 2022, 2023, 2024 and 2025, and $6.0 million for the year ending December 31, 2026. These intangible assets will be fully amortized by November 30, 2026.
Note 7—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries, including the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Investment Industry Regulatory Organization of Canada (“IIROC”), the Financial Conduct Authority (“FCA”) of the United Kingdom (the “UK”) and the Autorité de contrôle prudentiel et de resolution (“ACPR”) of France. None of the SEC regulated subsidiaries hold funds or securities for, or owe money or securities to, clients or carry accounts of or for clients, and as such are all exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of September 30, 2022 and December 31, 2021, all regulated subsidiaries were in excess of their applicable minimum capital requirements.
As a result of the minimum capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 8—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Leasehold improvements	$53,846	$45,770
Furniture and fixtures	12,974	12,028
Equipment	18,296	15,969
Software	8,572	8,581
Total	93,688	82,348
Less: Accumulated depreciation and amortization	(73,171)	(71,986)
Fixed assets, net	$20,517	$10,362
Depreciation expense related to fixed assets was $0.6 million and $2.4 million for the three and nine months ended September 30, 2022, respectively, and $1.6 million and $5.2 million for the three and nine months ended September 30, 2021, respectively. Amortization expense related to software development costs was $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.9 million for the three and nine months ended September 30, 2021, respectively.
Substantially all leasehold improvement assets capitalized during the nine months ended September 30, 2022 were related to build-out projects associated with new or amended office leases in New York, Los Angeles, and the U.K. Refer to Note 5—Leases for further information.
Note 9—Income Taxes
The following table summarizes the Company’s tax position for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) before income taxes	$(8,289)	$(9,312)	$1,566	$24,740
Income tax benefit (expense)	$(4,570)	$(150)	$(10,707)	$(2,695)
Effective income tax rate	(55.1)%	(1.6)%	683.7%	10.9%
For the three and nine months ended September 30, 2022, the Company determined that the year-to-date actual effective tax rate represents the Company’s best estimate of the annual effective tax rate. This is due to the Company’s significant permanent differences as compared to estimated pre-tax income.
The Company’s effective tax rate is dependent on many factors, including the amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above varies from the U.S. federal statutory rate primarily because (i) the Company was not subject to U.S. federal corporate income taxes prior to the Business Combination, (ii) a portion of equity-based compensation expense is non-deductible, both prior to the Business Combination and for the subsequent period, (iii) a portion of the Company’s income is allocated to non-controlling interests held in PWP OpCo in which the majority of any tax liability on such income is borne by the holders of such non-controlling interests and reported outside of the condensed consolidated financial statements and (iv) tax deductions for the delivery of shares for vested equity-based awards are computed at fair market value at the time of vesting rather than at the amortized cost recorded in accordance with GAAP.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of September 30, 2022 and December 31, 2021, the Company recorded a liability for unrecognized tax benefits of $5.1 million and $6.1 million, respectively, related to the potential double inclusion of income on its foreign income tax returns. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.
Note 10—Debt
The following is a summary of the Company’s debt as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Revolving Credit Facility	$—	$—
Unamortized debt discount and issuance costs (1)	(410)	(521)
Total debt, net	$(410)	$(521)
(1)As of September 30, 2022 and December 31, 2021, the Company included unamortized debt issuance costs within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Position since there were no outstanding borrowings under the Revolving Credit Facility, as defined below.
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
Upon consummation of the Business Combination, the Company repaid all of the outstanding borrowings under the Credit Agreement, which included $27.7 million principal amount plus accrued and unpaid interest. In anticipation of the Closing, on June 15, 2021, the Credit Agreement was amended such that as of the Closing Date, (i) the maturity was extended from April 1, 2022 to July 1, 2025, (ii) interest accrues at LIBOR plus a fixed rate of 2.00% per annum (with a 0.25% LIBOR floor) with an alternate base rate option equal to Cadence Bank’s prime rate minus 1.00% (with a 3.25% floor), (iii) up to $15.0 million of the Revolving Credit Facility may be used for the issuance of letters of credit, (iv) up to $20.0 million of incremental revolving commitments may be incurred under the Credit Agreement, and (v) certain financial covenants were amended. The Credit Agreement provides that the benchmark of LIBOR will be replaced with a SOFR-based rate on or prior to the date that the LIBOR benchmark is unavailable. As of September 30, 2022, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred.
The weighted average interest rate for the Revolving Credit Facility for the applicable periods prior to the Closing Date was 2.6% for the period from January 1, 2021 through June 24, 2021 (the Closing Date).

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Debt Issuance Costs – Prior to the Business Combination, the Company incurred $1.8 million in issuance costs related to the Credit Agreement, which were amortized to Interest expense using the effective interest method over the life of the Revolving Credit Facility. The effective interest rate of the Revolving Credit Facility, taking into account these issuance costs, was 3.7% for the period from January 1, 2021 through June 24, 2021. The amendments described above were accounted for as modifications as opposed to a debt extinguishment in accordance with U.S. GAAP. As such, the unamortized original debt issuance costs as well as the additional $0.4 million in fees incurred to amend the facility are being amortized using the effective interest method to Interest expense over the amended remaining term of the Revolving Credit Facility. Interest expense related to the Revolving Credit Facility was $0.1 million and $0.2 million during the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.6 million during the three and nine months ended September 30, 2021, respectively.
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
The effective interest rate of the Convertible Notes, considering the cash coupon rate of 7.0% as well as amortization of the debt discount and issuance costs, was 12.0% for the period from January 1, 2021 through June 24, 2021 (the date such Convertible Notes were redeemed). The aggregate interest expense related to the Convertible Notes was $6.9 million for the period from January 1, 2021 through June 24, 2021.
Certain of the persons who held Convertible Notes (each herein referred to as a “Holder”) are partners. Refer to Note 17—Related Party Transactions for further information.
Note 11—Stockholders' Equity
Subsequent to the Business Combination as described in Note 3—Business Combination, the Company’s authorized capital stock consists of 2,200,000,000 shares including (i) 1,500,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), (ii) 300,000,000 shares of Class B-1 common stock, par value $0.0001 per share (the “Class B-1 common stock”), and (iii) 300,000,000 shares of Class B-2 common stock, par value $0.0001 per share (the “Class B-2 common stock” and together with the Class B-1 common stock, the “Class B common stock”), and (iv) 100,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”). Holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Shares of Class A common stock and Class B common stock are not subject to any conversion right and holders of the Class A common stock and Class B common stock do not have preemptive or subscription rights. Additionally, the Company had 7,869,975 warrants outstanding as of December 31, 2021, all of which were exchanged for shares of Class A common stock during the third quarter of 2022. As of September 30, 2022, no warrants remained outstanding. See Note 12—Warrants for additional information.
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
Dividends
During the three and nine months ended September 30, 2022, the Board of Directors declared dividends of $0.07 and $0.21 per share of Class A common stock, respectively, totaling $4.5 million and $13.4 million, respectively, including dividends paid, accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards (as defined in Note 13—Equity-Based Compensation). During the three and nine months ended September 30, 2021, the Board of Directors declared dividends of $0.07 and $0.07 per share of Class A common stock, respectively, totaling $4.3 million and $4.3 million, respectively, including dividends paid, accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards. Holders of Class B common stock also receive dividends equal to the amount of dividends declared on 0.001 shares of Class A common stock, and such dividends are included in the aforementioned total dividends declared.
Share Repurchase Program
On February 16, 2022, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock with no requirement to purchase any minimum number of shares. Shares may be repurchased under the new repurchase program through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any transactions will be subject to the Company’s discretion. During the three and nine months ended September 30, 2022, the Company purchased 1,289,459 and 7,729,666 shares, respectively, resulting in an increase of $8.5 million and $53.8 million, respectively, at cost, to Treasury stock on the Company’s Condensed Consolidated Statement of Financial Condition. The 7,729,666 shares purchased since inception of the share repurchase program through September 30, 2022 were purchased at an average price per share of $6.96.

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
Non-Controlling Interests
Non-controlling interests represents the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. Professional Partners and the ILPs own 44,925,877 PWP OpCo Units as of September 30, 2022, which represent a 51.0% non-controlling ownership interest in PWP OpCo. These PWP OpCo Units are exchangeable into PWP Class A common stock on a one-for-one basis. Class B-1 and Class B-2 common stock have de minimis economic rights.
Registration Rights Agreement
In connection with the Closing, the Company entered into a registration rights agreement among the Sponsor, Professional Partners and the ILPs pursuant to which the Company was required to file with the SEC a registration statement pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”) registering the resale of certain shares of its Class A common stock and certain of its other equity securities, which was filed by the Company with the SEC on July 15, 2021. On July 7, 2022, the Company filed a post-effective amendment to the registration statement on Form S-3 for the purpose of converting the prior registration statement on Form S-1 into a registration statement on Form S-3. The Company bears the expenses incurred in connection with the filing of any registration statements filed pursuant to the registration rights agreement. The registration rights agreement does not contain any penalties associated with failure to file or to maintain the effectiveness of a registration statement covering the shares owned by individuals covered by such agreement.
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
On February 28, 2022, May 31, 2022 and September 6, 2022, the Company settled exchanges of certain PWP OpCo Units and certain shares of Class B common stock for 337,048, 629,591 and 764,873 shares of Class A common stock, respectively.
The exchanges created a step-up in tax basis for which the Company recorded an increase in Deferred tax assets, net, as well as a related increase in Amounts due pursuant to the tax receivable agreement resulting in a net increase to Additional paid-in-capital.
Note 12—Warrants
Warrant Exchange
On August 23, 2022, the Company concluded an offer to holders of its outstanding warrants which provided such holders the opportunity to receive 0.20 shares of the Company’s Class A common stock in exchange for each warrant tendered by such holders. This offer coincided with a solicitation of consents from holders of the public warrants to amend the warrant agreement (together, the “Warrant Exchange Offer”). As a result, 7,388,071 public warrants and 80,456 private warrants were exchanged, collectively, for 1,493,688 shares of the Company’s Class A common stock, with a minimal cash settlement in lieu of partial shares. Subsequently, as a result of the warrant amendment, each remaining outstanding warrant was converted into 0.18 shares of Class A common stock for a total of 72,260 shares of the Company’s Class A common stock with a minimal cash settlement in lieu of partial shares, and subsequently, no warrants remained outstanding.
The Company incurred $1.3 million of costs directly related to the Warrant Exchange Offer, consisting primarily of dealer manager fees and professional, legal, printing, filing, regulatory, and other costs. The costs were recorded in Professional fees on the Condensed Consolidated Statements of Operations as the transactions did not generate any proceeds to the Company and therefore the costs did not qualify to be deferred or charged to Additional paid-in-capital under ASC 340-10-S99-1. Immediately prior to exchange, the warrants were marked to fair value on the respective date of settlement, which was recorded within Change in fair value of warrant liabilities on the Condensed Consolidated Statements of Operations. Upon exchange, the warrant liabilities were removed from the Condensed Consolidated Statements of Financial Condition and the issuance of shares of Class A common stock was reflected within equity. No public or private warrants remained outstanding as of September 30, 2022.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Public and Private Warrants Prior to Exchange
Prior to the Warrant Exchange Offer, each public warrant entitled the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment, and became exercisable on September 29, 2021, the one-year anniversary of FTIV’s initial public offering. A warrant holder could exercise its warrants only for a whole number of shares of Class A common stock. This meant that only a whole warrant could be exercised at any given time by a warrant holder. The warrants were set to expire five years after the Business Combination, or earlier upon redemption or liquidation.
The private warrants were identical to the public warrants, except that the private warrants and the Class A common stock issuable upon the exercise of the private warrants were subject to certain restrictions on transfer, assignment or sale until July 24, 2021, 30 days after the completion of the Business Combination. Additionally, the private warrants were non-redeemable so long as they were held by the Sponsor or its permitted transferees. If the private warrants were held by someone other than the Sponsor or its permitted transferees, the private warrants were redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
Prior to the Warrant Exchange Offer, the public and private warrants met the definition of a derivative under ASC 815 and as such, the Company recorded these warrants as liabilities at fair value upon the closing of the Business Combination in accordance with ASC 820 with subsequent changes in their respective fair values recorded in Change in fair value of warrant liabilities on the Condensed Consolidated Statements of Operations. See Note 16—Fair Value Measurements and Investments for descriptions of the valuation methodology and further information.
Note 13—Equity-Based Compensation
PWP Omnibus Incentive Plan Awards
Concurrent with the Business Combination, the Company adopted the Perella Weinberg Partners 2021 Omnibus Incentive Plan (the “PWP Incentive Plan”), which establishes a plan for the granting of incentive compensation awards measured by reference to PWP Class A common stock (“PWP Incentive Plan Awards”). Under the PWP Incentive Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance restricted stock units (“PSUs”), stock bonuses, other stock-based awards, cash awards or any combination of the foregoing. The PWP Incentive Plan established a reserve for a one-time grant of awards that occurred in connection with the Business Combination (the “Transaction Pool Reserve”) as well as a reserve for general purpose grants (the “General Share Reserve”). The maximum aggregate number of shares of Class A common stock reserved for issuance from the General Share Reserve will be increased on the first day of each fiscal year of the Company beginning in calendar year 2022 by the number of shares of Class A common stock equal to the excess, if any, of (i) 15% of the number of outstanding shares of Class A common stock and the outstanding PWP OpCo Units that are exchangeable for shares of Class A common stock, in each case, on the last day of the immediately preceding fiscal year, over (ii) the number of shares of Class A common stock reserved and available for issuance in respect to future grants of awards under the PWP Incentive Plan as of the last day of the immediately preceding fiscal year. The Company uses newly issued shares of Class A common stock to satisfy vested awards under the PWP Incentive Plan, with the exception of vested awards for certain employees in France which are issued out of the Company’s shares of treasury stock. As of September 30, 2022, 7,970,006 total shares remained reserved and available for future issuance under the PWP Incentive Plan.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Transaction Pool PSUs – The service condition requirement with respect to the Transaction Pool PSUs is generally satisfied over three to five years, with 20% of the awards vesting on each of the 36, 42, 48, 54 and 60 month anniversaries of the grant date. The market condition requirement will be satisfied in 25% increments upon the publicly traded shares of Class A common stock achieving closing share prices equal to $12, $13.50, $15 and $17 for any 20 trading days out of any 30 consecutive trading days ending prior to the sixth anniversary of the grant date. As of September 30, 2022, the $12 and $13.50 market condition requirements were satisfied.
The following table summarizes activity related to Transaction Pool PSUs for the nine months ended September 30, 2022:

	Transaction Pool PSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2022	3,208,126	$12.74
Granted (1)	25,706	12.74
Vested	(5,000)	13.53
Forfeited	(160,000)	12.74
Balance at September 30, 2022	3,068,832	$12.73
(1)Includes dividend equivalent units that have been awarded in the form of additional Transaction Pool PSUs that were granted from the General Share Reserve.
As of September 30, 2022, total unrecognized compensation expense related to unvested Transaction Pool PSUs was $27.8 million, which is expected to be recognized over a weighted average period of 3.0 years.
Transaction Pool RSUs – The Transaction Pool RSUs generally vest in equal annual installments over the requisite service period of three years. As of September 30, 2022, total unrecognized compensation expense related to unvested Transaction Pool RSUs was $32.5 million, which is expected to be recognized over a weighted average period of 2.1 years.
The following table summarizes activity related to Transaction Pool RSUs for the nine months ended September 30, 2022:

	Transaction Pool RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2022	5,450,604	$13.97
Granted (1)	14,530	13.97
Vested	(1,802,152)	13.97
Forfeited	(1,023,914)	13.97
Balance at September 30, 2022	2,639,068	$13.97
(1)Includes dividend equivalents units that have been awarded in the form of additional Transaction Pool RSUs that were granted from the General Share Reserve.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
During the third quarter of 2021, certain employee offer letter awards that were initially accounted for as liability awards due to a cash settlement option were settled using Transaction Pool RSUs. This settlement was treated as a modification of the awards. As such, the $3.9 million liability balance of the awards was reclassified to Additional paid-in capital, which is reflected on the Condensed Consolidated Statements of Changes in Equity for the three months ended September 30, 2021.
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
The following table summarizes activity related to Long-Term Incentive Awards for the nine months ended September 30, 2022:

	Long-Term Incentive Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2022	9,500,000	$8.86
Granted	—	—
Vested	—	—
Forfeited	(500,000)	8.86
Balance at September 30, 2022	9,000,000	$8.86
As of September 30, 2022, total unrecognized compensation expense related to unvested Long-Term Incentive Awards was $56.7 million, which is expected to be recognized over a weighted average period of 3.0 years.
General Awards
The Company grants RSU awards out of the General Share Reserve that vest upon the achievement of service conditions (the “General RSUs”). The Company expects to grant General RSUs from time to time in the ordinary course of business.
The General RSUs vest over the requisite service period, which is generally one to five years. The grant date fair value of the General RSUs granted during the nine months ended September 30, 2022 was $66.1 million, which was based on the PWP stock price on the date of grant. As of September 30, 2022, total unrecognized compensation expense related to unvested General RSUs was $51.9 million, which is expected to be recognized over a weighted average period of 2.3 years.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table summarizes activity related to General RSUs for the nine months ended September 30, 2022:

	General RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2022	906,517	$13.76
Granted (1)	6,724,820	9.83
Vested	(568,402)	11.91
Forfeited	(38,127)	11.30
Balance at September 30, 2022	7,024,808	$10.16
(1)Includes dividend equivalent units that have been awarded in the form of additional General RSUs that were granted from the General Share Reserve.
Voting and Dividend Equivalent Rights
Grantees of the Company’s PWP Incentive Plan Awards have no rights as stockholders with respect to the right to vote or the right to receive dividends prior to the date that the underlying shares are issued. If during the period commencing on the grant date and ending on the date the underlying shares are issued, the Company declares a dividend on its shares, then the grantee shall be eligible to receive such dividends on or about the date such shares are issued. Certain employees in France and Canada receive dividend equivalent units in the form of award grants that match the underlying award from which the dividends were generated. The remaining employees receive dividends in the form of cash.
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
As of September 30, 2022, there was $12.9 million of unrecognized compensation cost associated with the Legacy Awards that is expected to be recognized over a weighted-average period of 1.0 years. As of September 30, 2022, there was $221.6 million of unrecognized compensation expense related to unvested Professional Partners Awards, which is expected to be recognized over a weighted-average period of 3.6 years.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the expense related to awards that were recorded in Professional fees and components of Equity-based compensation included on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Professional fees
PWP Incentive Plan Awards	$609	$177	$1,654	$177
Total Professional fees	$609	$177	$1,654	$177

Equity-based compensation
PWP Incentive Plan Awards	$18,251	$20,917	$58,333	$20,917
Legacy Awards (1)	3,339	1,450	10,016	13,615
Professional Partners Awards (1)	15,409	15,683	45,967	16,740
Total Equity-based compensation	$36,999	$38,050	$114,316	$51,272

Income tax benefit of equity-based awards	$2,297	$2,351	$7,864	$2,351
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
Deferred compensation liabilities will be paid at various intervals through 2023 and are presented within Deferred compensation programs on the Condensed Consolidated Statements of Financial Condition. During the nine months ended September 30, 2022, the Company settled $5.8 million of the deferred compensation liability, of which $2.6 million was settled through a reduction of certain partners’ outstanding promissory notes and interest receivable. Refer to Note 17—Related Party Transactions for more information. There were no forfeitures of deferred compensation awards during each of the three and nine months ended September 30, 2022 and September 30, 2021. As of September 30, 2022, substantially all deferred amounts were vested, and as such, there was nominal compensation expense related to these deferred compensations plans during the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, deferred compensation expense was $0.3 million and $1.0 million, respectively, which is presented within Compensation and benefits in the Condensed Consolidated Statements of Operations.

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
Expenses related to the Company’s employee benefit plans were $1.5 million and $4.4 million for the three and nine months ended September 30, 2022, respectively, and $1.2 million and $3.8 million for the three and nine months ended September 30, 2021, respectively, and are included in Compensation and benefits in the Condensed Consolidated Statements of Operations.
Note 15—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The Company analyzed the calculation of net income (loss) per share for periods prior to the Business Combination on June 24, 2021 and determined that it resulted in values that would not be meaningful to the users of the condensed consolidated financial statements. Therefore, net income (loss) per share information has not been presented for periods prior to the Business Combination. The basic and diluted net income (loss) per share attributable to Class A common shareholders for the nine months ended September 31, 2021, as presented on the Condensed Consolidated Statements of Operations, represent only the period after the Business Combination through September 30, 2021.
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Period After Business Combination Through September 30, 2021
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$1,140	$3,476	$19,299	$(9,023)
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	(17,924)	(12,163)	(36,570)	(28,401)
Net income (loss) attributable to Perella Weinberg Partners – diluted	$(16,784)	$(8,687)	$(17,271)	$(37,424)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	42,263,427	42,572,813	44,241,794	42,599,954
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	45,482,349	50,154,199	46,293,438	50,154,199
Weighted average shares of Class A common stock outstanding – diluted	87,745,776	92,727,012	90,535,232	92,754,153
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.03	$0.08	$0.44	$(0.21)
Diluted	$(0.19)	$(0.09)	$(0.19)	$(0.40)
Basic and diluted net income (loss) per share attributable to Class B common shareholders has not been presented as these shares are entitled to an insignificant amount of economic participation.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The Company uses the treasury stock method to determine the potential dilutive effect of unvested PWP Incentive Plan Awards and outstanding warrants and the if-converted method to determine the potential dilutive effect of exchanges of PWP OpCo Units into Class A common stock. The Company adjusts net income (loss) attributable to Class A common shareholders under both the treasury stock method and if-converted method for the reallocation of net income (loss) between Class A common shareholders and non-controlling interests that result upon the assumed issuance of dilutive shares of Class A common stock as if the issuance occurred as of the beginning of the applicable period. To the extent the warrants were dilutive prior to the Warrant Exchange Offer, the Company adjusted the net income (loss) attributable to Class A common shareholders under the treasury stock method to reverse the effect on earnings of classifying the warrants as liabilities. All adjustments are presented net of any tax impact.
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Period After Business Combination Through September 30, 2021
Warrants (1)	—	1,075,327	—	1,075,327
PWP Incentive Plan Awards	129,712	16,112	155,527	16,112
Total	129,712	1,091,439	155,527	1,091,439
(1)When assessed for the three and nine months ended September 30, 2022, the warrants were out-of-the-money prior to the Warrant Exchange Offer, which resulted in no potentially dilutive shares under the treasury stock method. Refer to Note 12—Warrants for further information regarding the Warrant Exchange Offer.
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
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that are measured on a recurring basis pursuant to the above fair value hierarchy levels as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets
U.S. Treasury securities	$—	$138,863	$—	$138,863
Cash surrender value of company-owned life insurance	—	478	—	478
Total financial assets	$—	$139,341	$—	$139,341

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets
Investments in mutual funds and other	$500	$—	$—	$500
Cash surrender value of company-owned life insurance	—	565	—	565
Total financial assets	$500	$565	$—	$1,065

Financial liabilities
Warrant liabilities - Public warrants	$27,063	$—	$—	$27,063
Warrant liabilities - Private warrants	—	—	742	742
Total financial liabilities	$27,063	$—	$742	$27,805
The Company had no transfers between fair value levels during the three and nine months ended September 30, 2022 and 2021.
As of September 30, 2022, a consolidated broker-dealer subsidiary held investments in U.S. Treasury securities with maturities of less than 12 months, which are included in Investments in short-term marketable debt securities on the Condensed Consolidated Statements of Financial Condition. These securities are carried at fair value with changes in fair value included in Other income (expense) on the Condensed Consolidated Statements of Operations, as required for broker-dealers. The aggregate cost basis of these securities was $139.2 million as of September 30, 2022. As of December 31, 2021, the Company held investments related to a legacy deferred compensation program and other securities, which are carried at fair value and included in Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition. The Company had net realized and unrealized gains (losses) on these investments of $0.3 million and $0.1 million for the three and nine months ended September 30, 2022, respectively, and nominal amounts for each of the three and nine months ended September 30, 2021.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The cash surrender value of company-owned life insurance is included in Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition at the amount that could be realized under the contract as of September 30, 2022 and December 31, 2021, which approximates fair value.
Prior to the Warrant Exchange Offer, the public warrants were valued using quoted market prices on the Nasdaq Global Select Market under the ticker PWPPW and were included in Warrant liabilities on the Condensed Consolidated Statements of Financial Condition. Management determined the fair value of the private warrants using the Black-Scholes option pricing valuation model (“Valuation Model”). The private warrants were classified as Level 3 because of the use of significant unobservable inputs in the Valuation Model.
The following table presents changes in Level 3 financial liabilities measured at fair value for nine months ended September 30, 2022:

Private Warrants
Balance at December 31, 2021	$742
Change in fair value	(457)
Private warrants exchanged for shares of Class A common stock	(285)
Balance at September 30, 2022	$—
Changes in fair value of the private and public warrants are presented within Change in fair value of warrant liabilities on the Condensed Consolidated Statements of Operations.
Equity Method Investment
The Company applies the equity method of accounting to its investment in PFAC Holdings I LLC (“PFAC Holdings”), an indirect parent of PWP Forward Acquisition Corp. I (“PFAC”), a special purpose acquisition company. As of September 30, 2022 and December 31, 2021, the Company’s investment in PFAC Holdings was $2.1 million and $1.3 million, respectively, which is presented within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition. The Company’s share of earnings of PFAC Holdings is included in Other income (expense) on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021.

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
The following table shows the components of TSA income reported within Related party income in the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
TSA income
TSA income – Compensation related	$223	$586	$641	$1,735
TSA income – Non-compensation related	328	160	995	497
Sublease income	159	753	522	2,366
Total TSA income	$710	$1,499	$2,158	$4,598

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with Professional Partners and ILPs that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of September 30, 2022, the Company had an amount due of $23.8 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement and is reported within Amount due pursuant to tax receivable agreement on the Condensed Consolidated Statement of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2022	$466
2023	1,137
2024	1,270
2025	1,297
2026	1,325
Thereafter	18,287
Total payments	$23,782
Partner Promissory Notes
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at an annual rate equal to the Federal Mid-Term Rate on an annual basis. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will. Repayment of the Partner Promissory Notes may be accelerated based on certain conditions as defined in the promissory note agreements and are primarily secured by the partner’s equity interests in PWP OpCo or other affiliate. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Condensed Consolidated Statements of Financial Condition in the amount of $3.5 million and $6.0 million as of September 30, 2022 and December 31, 2021, respectively.
During the nine months ended September 30, 2022, certain partners effectively repaid $2.6 million of principal and interest related to Partner Promissory Notes by foregoing the amount due from their respective deferred compensation agreements.
Other Partner Loans and Loan Guarantees
As of September 30, 2022 and December 31, 2021, $3.4 million and $3.3 million, respectively, of outstanding loans to certain partners are recognized in Due from related parties on the Condensed Consolidated Statements of Financial Condition.
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
Note 18—Commitments and Contingencies
Loan Guarantees
The Company has unconditionally guaranteed certain of its partners’ loans with First Republic Bank (“Lender”) whereby it will pay the Lender upon the occurrence of a default event. The total guarantees related to partners was $1.6 million and $3.3 million as of September 30, 2022 and December 31, 2021, respectively. These guarantees are secured by the partners’ interests in Professional Partners. As of September 30, 2022 and December 31, 2021, no loans were in default.
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of September 30, 2022 and December 31, 2021, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the condensed consolidated financial statements of the Company as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021.
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
Legal and professional fees incurred related to this litigation are presented net of expected insurance reimbursement within Professional fees in the Condensed Consolidated Statements of Operations.
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
For the three months ended September 30, 2022, revenues of $50.0 million related to two individual clients accounted for more than 10% of aggregate revenue. For the nine months ended September 30, 2022, no individual client accounted for more than 10% of aggregate revenue. For the three months ended September 30, 2021, revenues of $54.1 million related to two individual clients accounted for more than 10% of aggregate revenue. For the nine months ended September 30, 2021, no individual client accounted for more than 10% of aggregate revenue. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
United States	$128,409	$150,113	$350,226	$494,976
International	16,970	27,314	98,133	107,773
Total	$145,379	$177,427	$448,359	$602,749

	September 30, 2022	December 31, 2021
Assets
United States	$480,157	$552,865
International	151,442	165,462
Total	$631,599	$718,327
Note 20—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.
On November 2, 2022, the Board of Directors of PWP declared a cash dividend of $0.07 per share of Class A common stock. This dividend will be paid on December 9, 2022 to Class A common stockholders of record on November 25, 2022. Holders of Class B common stock will also receive dividends equal to the amount of dividends made on 0.001 shares of Class A common stock.

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
For further information regarding our business, refer to “Part I. Item 1 Business” in Part I “Item1A. Risk Factors” in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 as filed with the SEC on July 7, 2022.
Business Environment and Outlook
Global macroeconomic headwinds coupled with elevated geopolitical risks have caused a break in M&A momentum off of record 2021 levels. Announced global M&A volumes during the first nine months of 2022 were down more than a third as compared to the same period of 2021. Closing volumes across the market also dropped during this period as timeframes from announcement to close experienced extensions.
While the level of M&A advisory dialogue remains active across industries and geographies of focus, the tough macroeconomic environment may persist in the near-term and continue to affect M&A and financing volumes. Headwinds which are impacting 2022 industry volumes include rising interest rates and inflation, a more aggressive anti-trust policy stance, supply chain disruptions and elevated geopolitical risks associated with Russia’s invasion of Ukraine, amongst others.
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
Results of Operations
The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenues	$145,379	$177,427	(18)%	$448,359	$602,749	(26)%
Expenses
Compensation and benefits	86,260	113,322	(24)%	264,092	387,196	(32)%
Equity-based compensation	36,999	38,050	(3)%	114,316	51,272	123%
Total compensation and benefits	123,259	151,372	(19)%	378,408	438,468	(14)%
Non-compensation expenses	30,938	36,382	(15)%	98,141	97,078	1%
Total operating expenses	154,197	187,754	(18)%	476,549	535,546	(11)%
Operating income (loss)	(8,818)	(10,327)	(15)%	(28,190)	67,203	NM
Non-operating income (expenses)
Related party income	740	1,529	(52)%	2,248	5,303	(58)%
Other income (expense)	6,152	2,564	140%	11,908	1,236	863%
Change in fair value of warrant liabilities	(6,294)	(3,006)	109%	15,806	(2,058)	NM
Loss on debt extinguishment	—	—	NM	—	(39,408)	NM
Interest expense	(69)	(72)	(4)%	(206)	(7,536)	(97)%
Total non-operating income (expenses)	529	1,015	(48)%	29,756	(42,463)	NM
Income (loss) before income taxes	(8,289)	(9,312)	(11)%	1,566	24,740	(94)%
Income tax benefit (expense)	(4,570)	(150)	NM	(10,707)	(2,695)	297%
Net income (loss)	(12,859)	(9,462)	36%	(9,141)	22,045	NM
Less: Net income (loss) attributable to non-controlling interests	(13,999)	(12,938)	8%	(28,440)	31,068	NM
Net income (loss) attributable to Perella Weinberg Partners	$1,140	$3,476	(67)%	$19,299	$(9,023)	NM
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
We do not present our revenue by the type of advice we provide because of the complexity of the transactions on which we may earn revenue and our holistic approach to client service. For example, a traditional M&A engagement may also require capital markets or liability management advice, or an engagement to raise private capital could also be followed by a business combination. These engagements may call for cross-functional expertise from a number of our professionals across M&A advisory and/or capital solutions advisory. We dedicate the resources and expertise needed on any given assignment regardless of product lines and focus on achieving the desired outcome for our clients. Such an approach does not lend itself to tracking the type of advisory service offered in each instance.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenues were $145.4 million for the three months ended September 30, 2022 as compared with $177.4 million for the same period in 2021, representing a decrease of 18%. The quarter-on-quarter decrease in revenue was driven by a reduction in mergers and acquisitions activity across most industry groups. This decrease was partially offset by increased activity in our capital solutions advisory business, which includes restructuring and liability management services and capital markets advisory, as compared to the prior year period. The decrease in revenues can be attributed to both fewer advisory transaction completions and a decrease in average fee size per client.
For the three months ended September 30, 2022 and 2021, we earned revenues from 78 and 90 advisory clients, respectively. The number of advisory clients who paid fees equal to or greater than $1.0 million decreased to 24 for the three months ended September 30, 2022 compared to 38 advisory clients for the three months ended September 30, 2021. The average fee size decreased to $1.8 million for the three months ended September 30, 2022 from $1.9 million for the three months ended September 30, 2021.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenues for the nine months ended September 30, 2022 were $448.4 million, a decrease of 26% from the nine months ended September 30, 2021 of $602.7 million. The period-over-period decline was driven by a reduction in mergers and acquisitions activity across most industry groups as compared to the prior period. The decrease in revenues can be attributed to both fewer advisory transaction completions and a decrease in average fee size per client.

For the nine months ended September 30, 2022 and 2021, we earned revenues from 151 and 188 advisory clients, respectively. The number of advisory clients who paid fees equal to or greater than $1.0 million decreased to 86 advisory clients for the nine months ended September 30, 2022 compared to 106 advisory clients for the nine months ended September 30, 2021. The average fee size decreased to $2.9 million for the nine months ended September 30, 2022 from $3.2 million for the nine months ended September 30, 2021.
Operating Expenses
The following table sets forth information relating to our operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Expenses
Compensation and benefits	$86,260	$113,322	(24)%	$264,092	$387,196	(32)%
% of Revenues	59%	64%		59%	64%
Equity-based compensation	$36,999	$38,050	(3)%	$114,316	$51,272	123%
% of Revenues	25%	21%		25%	9%
Total compensation and benefits	$123,259	$151,372	(19)%	$378,408	$438,468	(14)%
% of Revenues	85%	85%		84%	73%
Non-compensation expenses	$30,938	$36,382	(15)%	$98,141	$97,078	1%
% of Revenues	21%	21%		22%	16%
Total operating expenses	$154,197	$187,754	(18)%	$476,549	$535,546	(11)%
% of Revenues	106%	106%		106%	89%
Our operating expenses are classified as (i) total compensation and benefits expenses including equity-based compensation and (ii) non-compensation expenses. Headcount is a primary driver of the level of our operating expenses. Compensation and benefits expenses account for the majority of our operating expenses. Compensation expenses also include expense associated with hiring which has been a significant focus of the Company in all of the historical periods described herein. Non-compensation expenses, which include the costs of professional fees, technology and infrastructure, rent and occupancy, travel and related expenses, general, administrative and other expenses and depreciation and amortization generally have been less significant in comparison with compensation and benefits expenses.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Operating expenses were $154.2 million for the three months ended September 30, 2022 and represented 106% of revenues, compared with $187.8 million for the three months ended September 30, 2021, which also represented 106% of revenues. The decrease in operating expenses was primarily driven by a decrease in total compensation and benefits which was $123.3 million for the three months ended September 30, 2022 compared to $151.4 million for the three months ended September 30, 2021 as well as lower non-compensation expenses which were $30.9 million for the three months ended September 30, 2022 compared to $36.4 million for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Operating expenses were $476.5 million for the nine months ended September 30, 2022 and represented 106% of revenues, compared with $535.5 million for the nine months ended September 30, 2021, which represented 89% of revenues. The decrease in operating expenses was primarily driven by a decrease in total compensation and benefits which was $378.4 million for the nine months ended September 30, 2022 compared to $438.5 million for the nine months ended September 30, 2021, partially offset by an increase non-compensation expenses which were $98.1 million for the nine months ended September 30, 2022 compared to $97.1 million for the nine months ended September 30, 2021.
Compensation and Benefits Expenses
Our compensation and benefits expenses are determined by management based on revenues earned, the competitiveness of the prevailing labor market and anticipated compensation requirements for our employees, the level of recruitment of new partners, the amount of compensation expense amortized for equity awards and other relevant factors. Such factors can fluctuate, including headcount and revenues earned, and as a result, our compensation expenses may fluctuate materially in any particular period. Accordingly, the amount of compensation expenses recognized in any particular period may not be consistent with prior periods or indicative of future periods.
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
We intend to compensate our personnel competitively in order to continue building our business and growing our Company. Certain awards were granted in conjunction with the Business Combination and directly related to this transaction milestone event. These awards were outside the Company's normal and recurring compensation processes. Total future amortization, which will be recognized over the next five years before accounting for forfeitures, is $60.3 million for the Transaction Pool RSUs and Transaction Pool PSUs and $56.7 million for the Long-Term Incentive Awards granted in conjunction with the Business Combination.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
For the three months ended September 30, 2022, total compensation and benefits expenses of $123.3 million represented 85% of revenues, compared with $151.4 million, which also represented 85% of revenues for the three months ended September 30, 2021. Included in total compensation-related expense was $37.0 million and $38.1 million of amortization of equity awards for the three months ended September 30, 2022 and 2021, respectively. The decrease in total compensation and benefit expenses was due to a smaller bonus accrual associated with lower revenues, partially offset by increased base salaries and benefits due to increased headcount.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
For the nine months ended September 30, 2022, total compensation and benefits expenses of $378.4 million represented 84% of revenues, compared with $438.5 million, which represented 73% of revenues for the nine months ended September 30, 2021. Included in total compensation-related expense was $114.3 million and $51.3 million of amortization of equity awards for the nine months ended September 30, 2022 and 2021, respectively. The decrease in total compensation and benefit expenses was due to a smaller bonus accrual associated with lower revenues partially offset by both an increase in equity-based compensation related to awards granted in connection with or subsequent to the Business Combination and increased base salaries and benefits due to increased headcount.
Non-Compensation Expenses
Our non-compensation expenses include the costs of professional fees, technology and infrastructure, rent and occupancy, travel and related expenses, depreciation and amortization and general, administrative and other expenses including certain co-advisory fees and expenses reimbursed by our clients. Revenues related to co-advisory fees and expenses reimbursed by clients are presented within revenues on our Condensed Consolidated Statements of Operations.
Historically, our non-compensation expenses associated with business development have increased as we have increased our headcount. These costs include costs such as travel and related expenses which have increased due to increasing headcount, increasing prices charged by travel vendors and an increased volume of travel as COVID-19 pandemic-related travel restrictions have eased.
While there are some temporary factors causing rent and occupancy as well as professional fees to be lower period over period, and while we expect to continue to reduce certain costs associated with being a newly public company, over the long term we expect our non-compensation expenses will trend upward with growth in headcount and inflation. However, we also expect to realize economies of scale such that over the long term, we expect that the pace of growth in non-compensation expense will be slower than the pace of revenue growth..
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
For the three months ended September 30, 2022, non-compensation expenses of $30.9 million represented 21% of revenues, compared with $36.4 million, which also represented 21% of revenues, for the three months ended September 30, 2021. The decrease in non-compensation expense was primarily driven by a $2.8 million decrease in professional fees related to reduced consulting and legal spending which was higher in the prior year in connection with the Business Combination. General administrative and other expenses were $2.5 million lower, largely due to bad debt reserves recognized in the third quarter of the prior year as well as lower D&O insurance costs this year as compared to the costs which were incurred last year as a newly-public company. Additionally, depreciation and amortization were temporarily lower by $1.0 million as certain leasehold improvements became fully depreciated due to our New York and London headquarters each reaching the end of their initial lease term. New leasehold improvement activities have not yet been completed and therefore have not begun depreciating. These decreases were partially offset by a $1.3 million increase in travel and related expenses due to the return to more normalized travel levels as well as increased headcount and the higher cost of travel.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
For the nine months ended September 30, 2022, non-compensation expenses of $98.1 million represented 22% of revenues, compared with $97.1 million, which represented 16% of revenues, for the nine months ended September 30, 2021. The increase in non-compensation expenses included a $5.3 million increase in travel related expenses due to the return to more normalized travel levels, increased headcount and the higher cost of travel, as well as a $3.4 million increase in general administrative and other expenses resulting from three full quarters of public company costs such as D&O insurance incurred in the current year and the recognition of a bad debt reserve in the second quarter of the current year. These increases were partially offset by decreases in professional fees of $3.1 million, depreciation and amortization of $3.0 million and rent and occupancy of $2.6 million. The decrease in professional fees included a $5.8 million decrease in legal and consulting fees from the previous year’s elevated levels which included costs associated with the Business Combination, while recruiting fees increased year over year by $2.4 million with increased hiring activities. The reduction in rent and occupancy as well as depreciation and amortization expense, are temporary decreases as certain leasehold improvements became fully depreciated in the current year with our New York and London headquarters each reaching the end of their initial lease term. New leasehold improvement activities have not yet been completed and therefore have not begun depreciating. Additionally, some lease amendment and extension negotiations resulted in favorable leasehold incentives.
Non-Operating Income (Expenses)
Non-operating income (expenses) includes the impact of income and expense items that we consider to be non-operational in nature, including related party income, loss on debt extinguishment, interest expense, and other income (expense), which includes gains (losses) on foreign exchange rate fluctuations. Also included in non-operating income (expenses) was the change in fair value of warrant liabilities prior to the Warrant Exchange Offer, which concluded on August 23, 2022. The Warrant Exchange Offer resulted in the exchange of all outstanding warrants for shares of the Company’s Class A common stock with a minimal cash settlement in lieu of partial shares. As a result, the warrant liabilities were removed from the Condensed Consolidated Statements of Financial Condition and the issuance of shares of Class A common stock was reflected within equity. There will be no future change in the fair value of warrant liabilities. Refer to Note 12—Warrants in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
For the three months ended September 30, 2022, non-operating income (expenses) was $0.5 million of income compared to $1.0 million of income for the three months ended September 30, 2021. The change in non-operating income (expenses) included a $3.3 million increase in the loss on change in fair value of warrant liabilities prior to the Warrant Exchange Offer. Additionally, foreign exchange rate fluctuations recorded in Other income (expense) resulted in a $3.4 million increased gain, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the U.S. dollar strengthened.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
For the nine months ended September 30, 2022, non-operating income (expenses) was $29.8 million of income compared to $42.5 million of expense for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, non-operating income (expenses) included a $39.4 million loss on debt extinguishment related to the redemption of the $150.0 million aggregate principal of the Convertible Notes concurrent with the Business Combination. The loss was composed of the $10.9 million premium and $28.5 million of unamortized debt discount and issuance costs. The change in non-operating income (expenses) also included a $17.9 million increased gain from the change in fair value of warrant liabilities as the warrant price fell year over year prior to the Warrant Exchange Offer, as well as a decrease of $7.3 million of interest expense related to the repayment of all indebtedness in connection with the Business Combination. Additionally, foreign exchange rate fluctuations recorded in Other income (expense) resulted in a $10.4 million increased gain, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the U.S. dollar strengthened.

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
The Company’s income tax provision and the corresponding effective tax rate are based on U.S. GAAP income adjusted for permanent book-tax differences at the currently enacted statutory tax rates in the various jurisdictions in which the Company operates. For the three and nine months ending September 30, 2022, the Company determined that the year-to-date actual effective tax rate represents the Company’s best estimate of the annual effective tax rate. This is due to the Company’s significant permanent differences as compared to estimated pre-tax income.
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
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees, which generally have net terms of 30 days, and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of incentive compensation during the first quarter of each calendar year with respect to the prior year’s results. Our investing and financing cash flows were primarily influenced by the payment of dividends, distributions to partners, purchase of treasury shares and withholding payments for vesting of PWP Incentive Plan Awards in the nine months ended September 30, 2022.
A summary of our operating, investing and financing cash flows is as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Cash Provided By (Used In)
Operating Activities
Net income (loss)	$(9,141)	$22,045
Non-cash charges and other operating activity adjustments	110,496	117,992
Other operating activities	(200,047)	(13,996)
Total operating activities	(98,692)	126,041
Investing Activities	(147,406)	(1,662)
Financing Activities	(102,641)	(34,670)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,523)	(2,943)
Net increase (decrease) in cash, cash equivalents and restricted cash	(359,262)	86,766
Cash, cash equivalents and restricted cash, beginning of period	504,775	330,908
Cash, cash equivalents and restricted cash, end of period	$145,513	$417,674

Nine Months Ended September 30, 2022
Cash and restricted cash were $145.5 million as of September 30, 2022, a decrease of $359.3 million from $504.8 million as of December 31, 2021. The Company reported a net loss of $9.1 million for the nine months ended September 30, 2022 which includes $110.5 million of non-cash charges and other adjustments, largely comprised of equity-based awards vesting expense, depreciation and amortization, the change in fair value of warrant liabilities, foreign currency revaluation and non-cash operating lease expense. This operating cash inflow was offset by working capital needs predominantly due to the payment of annual bonus compensation in the first quarter of the year as well as payments for lease liabilities, resulting in a net operating outflow of cash of $98.7 million during the nine months ended September 30, 2022. Investing activities resulted in a net outflow of $147.4 million largely attributable to investments of cash in treasury securities as well as the purchase of fixed assets. Financing activities resulted in a net outflow of $102.6 million primarily related to the repurchase of shares pursuant to the stock repurchase program, distributions to partners, withholding payments for vesting of PWP Incentive Plan Awards and the payment of dividends.
Nine Months Ended September 30, 2021
Cash and restricted cash were $417.7 million as of September 30, 2021, an increase of $86.8 million from $330.9 million as of December 31, 2020. Operating activities resulted in a net inflow of $126.0 million largely attributable to net income generated during the nine months ended September 30, 2021, partially offset by changes in working capital. Net income included $78.6 million of non-cash charges as well as a $39.4 million loss on debt extinguishment related to the redemption of the Convertible Notes concurrent with the Business Combination. Investing activities resulted in a net outflow of $1.7 million attributable to the Company’s deconsolidation in PFAC Holdings and the purchases of fixed assets. Financing activities resulted in a net outflow of $34.7 million primarily related to the transactions associated with the Business Combination, the payoff of all outstanding debt, tax distributions to limited partners of PWP OpCo, the repurchase of founder shares held as treasury shares, withholding payments for vesting of PWP Incentive Plan Awards and the payment of dividends.
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
Our current assets are primarily composed of cash, investments in short-term marketable debt securities, receivables related to fees earned from providing advisory services, certain prepaid expenses and certain amounts due from related parties. Our current liabilities are primarily composed of accrued and deferred employee compensation, accounts payable and other accrued expenses. We generally pay a significant portion of our annual incentive compensation, in the form of cash bonuses, during the first quarter of each calendar year with respect to the prior year’s results. Therefore, levels of cash generally decline during the first quarter of each year after our annual incentive compensation has been paid to our employees. Cash then typically builds over the remainder of the year. The Company makes quarterly partner tax distributions as required under the Amended and Restated Agreement of Limited Partnership of PWP OpCo, dated as of June 24, 2021 (as amended, restated, modified or supplemented from time to time, the “PWP OpCo LPA”). These distributions totaled $10.1 million and $28.7 million during the three and nine months ended September 30, 2022, respectively, and $7.0 million and $54.4 million during the three and nine months ended September 30, 2021, respectively. Additionally, we intend to pay dividends throughout each year and may continue our share repurchases from time to time. During the three and nine months ended September 30, 2022, the Company paid $3.3 million and $9.9 million, respectively, in cash dividends. The Company has the option to net settle shares upon the vesting of PWP Incentive Plan Awards in order to remit required employee withholding taxes using cash on hand. During the three and nine months ended September 30, 2022, the Company paid $2.7 million and $9.1 million, respectively, in withholding payments for the net settlement of 373,939 and 986,101 shares on vested PWP Incentive Plan Awards. Additionally, during the three and nine months ended September 30, 2022, the Company purchased 1,289,459 and 7,729,666 shares of Class A common stock at a cost of $8.5 million and $53.8 million, respectively, pursuant to the stock repurchase program described below.

We evaluate our cash needs on a regular basis in light of current market and business conditions and regulatory requirements. Cash and cash equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company had cash balances of $142.9 million and $502.8 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits. Additionally, as of September 30, 2022, the Company held investments in short-term marketable debt securities, consisting entirely of U.S. Treasury securities, of $138.9 million.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable generally have net terms of 30 days. Accounts receivable were $46.7 million, net of a $2.6 million allowance for credit losses balance as of September 30, 2022. Accounts receivable were $46.9 million, net of a $1.9 million allowance for credit losses balance as of December 31, 2021.
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
Upon consummation of the Business Combination, the Company repaid all of the outstanding borrowings under the Credit Agreement, which included $27.7 million principal amount plus accrued and unpaid interest. As of the Closing Date, the Credit Agreement was amended such that (i) the maturity was extended from April 1, 2022 to July 1, 2025, (ii) interest accrues at LIBOR plus a fixed rate of 2.00% per annum (with a 0.25% LIBOR floor) with an alternate base rate option equal to Cadence Bank’s prime rate minus 1.00% (with a 3.25% floor), (iii) up to $15.0 million of the Revolving Credit Facility may be used for the issuance of letters of credit, (iv) up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement, and (v) certain financial covenants were amended. The Credit Agreement provides that the benchmark of LIBOR will be replaced with a SOFR-based rate on or prior to the date that the LIBOR benchmark is unavailable. As of September 30, 2022, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
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

Share Repurchase Program
On February 16, 2022, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock with no requirement to purchase any minimum number of shares. Shares may be repurchased under the new repurchase program through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any transactions will be subject to the Company’s discretion. During the three and nine months ended September 30, 2022, the Company purchased 1,289,459 and 7,729,666 shares, at a cost of $8.5 million and $53.8 million, respectively, pursuant to this stock repurchase program.
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
Contractual Obligations
We have various non-cancelable operating leases in connection with the leases of our office spaces and equipment. The related lease agreements, which range from non-cancelable to month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. See Note 5—Leases in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information as well as the expected timing of payments. Our London and New York office leases expire in December 2022 and September 2023, respectively. The Company signed new lease agreements in February 2022 for the London office and in April 2022 for the New York office spaces, which expand our square footage meaningfully in both locations in order to accommodate our anticipated growth. This expansion increased our contractual obligations upon lease commencement and will require capital contributions towards the design and construction of these spaces in excess of $50 million, mitigated in part by free rent periods at both locations.
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

With respect to investments, we manage our credit risk exposure by maintaining investment grade credit quality. As of September 30, 2022, the Company held investments of $138.9 million in U.S. Treasury securities with maturities of less than 12 months.
Exchange Rate Risk
The Company is exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of its operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, Euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the nine months ended September 30, 2022 and 2021, the net impact of non functional currency related transaction gains and losses recorded in Other income (expense) on our Condensed Consolidated Statements of Operations was a $10.8 million gain and $0.4 million gain, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the U.S. dollar strengthened. For the nine months ended September 30, 2022 and 2021, the net impact of the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) within our Condensed Consolidated Statements of Comprehensive Income (Loss) was a $13.4 million loss and $1.5 million loss, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future.
As of September 30, 2022, we held balances of $30.9 million of non-U.S. dollar denominated currencies, composed of pound sterling, the Euro, and Canadian dollars.
Critical Accounting Estimates
This Quarterly Report on Form 10-Q should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed on July 7, 2022 regarding these critical accounting estimates. For changes to our critical accounting estimates during the nine months ended September 30, 2022, refer to Note 2—Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes our repurchase of equity securities during the three months ended September 30, 2022:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
July 1, 2022 - July 31, 2022	591,972	$5.95	591,972	$51,188,882
August 1, 2022 - August 31, 2022	—	—	—	51,188,882
September 1, 2022 - September 30, 2022	697,487	7.19	697,487	46,174,936
Total	1,289,459	$6.62	1,289,459	$46,174,936
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

PERELLA WEINBERG PARTNERS

Date: November 7, 2022	By:	/s/ PETER A. WEINBERG
Peter A. Weinberg
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ GARY S. BARANCIK
Gary S. Barancik
Chief Financial Officer
(Principal Financial Officer)