Form 10-K
period 2022-12-31
Perella Weinberg Partners
filed 2023-02-28
CIK 1777835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☒
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

The aggregate market value of the common stock of the registrant held by non-affiliates, based on the closing price on the Nasdaq Global Select Market as of June 30, 2022 was $223,263,680.

As of February 23, 2023, the registrant had 40,824,125 shares of Class A common stock, par value $0.0001 per share, and 44,563,877 shares of Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Perella Weinberg Partners’ Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 are incorporated by reference into Part III of this Form 10-K.

Perella Weinberg Partners

On June 24, 2021 (the “Closing Date” or the “Closing”), Perella Weinberg Partners consummated a business combination pursuant to that certain Business Combination Agreement, dated as of December 29, 2020 (the “Business Combination Agreement”). As contemplated by the Business Combination Agreement, (i) Perella Weinberg Partners acquired certain partnership interests in PWP Holdings LP (“PWP OpCo”), (ii) PWP OpCo became jointly-owned by Perella Weinberg Partners, PWP Professional Partners LP (“Professional Partners”) and certain existing partners of PWP OpCo, and (iii) PWP OpCo serves as Perella Weinberg Partners’ operating partnership as part of an umbrella limited partnership C-corporation (Up-C) structure (collectively with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). Unless the context otherwise requires, all references to “PWP,” the “Company,” “we,” “us” or “our” refer to Perella Weinberg Partners and its consolidated subsidiaries.
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
Important factors, among others, that may affect actual results or outcomes include (but are not limited to): global economic, business and market conditions; the Company's dependence on and ability to retain key employees; the Company's ability to successfully identify, recruit and develop talent; conditions impacting the corporate advisory industry; the Company's dependence on its fee-paying clients and fluctuating revenues from its non-exclusive, engagement-by-engagement business model; the high volatility of the Company's revenue as a result of its reliance on advisory fees that are largely contingent on the completion of events which may be out of its control; the Company's ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to the Company's business, including actual, potential or perceived conflicts of interest and other factors that may damage its business and reputation; the Company's successful formulation and execution of its business and growth strategies; substantial litigation risks in the financial services industry; cybersecurity and other operational risks; assumptions relating to the Company's operations, financial results, financial condition, business prospects, growth strategy and liquidity; extensive regulation of the corporate advisory industry and U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy and laws (including the treatment of carried interest); and other risks and uncertainties described under “Part I—Item 1A. Risk Factors.”
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
Our business provides services to multiple industry sectors, geographic markets and advisory offerings. We believe that our collaborative partnership and integrated approach combining deep industry insights, significant technical, product and transactional expertise, and rigorous work ethic create a significant opportunity for our Company to realize sustainable growth. We seek to advise clients throughout their evolution, with the full range of our advisory capabilities including, among other things, advice related to mission-critical strategic and financial decisions, mergers and acquisitions (“M&A”) execution, shareholder and defense advisory, financing and capital solutions advice with resources focused on restructuring and liability management, capital markets advisory, and private capital placement, as well as specialized underwriting and research services primarily for the energy and related industries.
Since our inception, we have experienced significant growth in our business, driven by hiring professionals who are highly regarded in their fields of expertise, expanding the scope and geographic reach of our advisory services, deepening and expanding our client relationships and maintaining a firm culture that attracts, develops and retains talented people. As of December 31, 2022, we serve our clients with 484 advisory professionals, including 64 advisory partners and 47 advisory managing directors, based in ten offices, located in five countries around the world.

We achieved revenues of $631.5 million and operating loss of $47.7 million for the year ended December 31, 2022, revenues of $801.7 million and operating income of $66.6 million for the year ended December 31, 2021 and revenues of $519.0 million and operating loss of $14.6 million for the year ended December 31, 2020. The operating losses in 2022 and 2020 were largely due to amortization of the equity-based compensation awards granted by Professional Partners, which have no economic impact on PWP or PWP OpCo. The vesting of equity awards granted in connection with the Transaction have been and will be recorded as an equity-based compensation expense at PWP OpCo for generally accepted accounting principles in the United States (“U.S. GAAP”) accounting purposes. As a result (or due to other factors), we may continue to experience operating losses in future periods. We believe we have established leading franchises in each of our areas of focus, as evidenced by the lead role we often command among advisors, the complexity of the situations in which we advise clients and our clients’ reputation as leaders in their respective industries.
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
Growing Demand for Independent Advice: We believe the momentum driving demand for independent advice remains strong. When we founded our Company in 2006, this dynamic was driven largely by growing client concern about conflicts at the large financial conglomerates and a growing desire by bankers to join a pure play advisory platform. We expect the trend toward independent advice to continue as business leaders become increasingly experienced with the independent advisory model and believe our Company is well positioned to continue to capitalize on this trend.
Dynamic Mergers & Acquisitions Activity: We believe the M&A environment will remain active over the long-term based on a variety of economic, regulatory and strategic factors, strong corporate balance sheets, significant undeployed venture and private equity capital, attractive financing markets, a rapidly accelerating trend toward global consolidation and business model transformation. We believe that our Company is well positioned to further capitalize on these robust fundamentals and M&A trends, which we expect will continue to drive global growth of the financial advisory market.
Growing Demand in Financing and Capital Solutions Advisory Services: We believe that, as the complexity of capital markets has increased, so too has the need for independent advice surrounding financing and capital structure, both in the context of M&A transactions as well as standalone financial decisions. The independent advisory model is well-positioned within the backdrop of a credit market, where increasingly clients seek out advice from non-underwriter parties and look to work directly with capital providers. We believe that our broad industry coverage is an attractive complement to our financing and capital solutions advisory practice and allows us to leverage combined expertise to advise clients on complex and nuanced capital structure and financing matters, while diversifying our revenues and differentiating us from our peers.
Our Key Competitive Strengths
When we founded the Company, we saw a compelling market opportunity to create a platform with deeply experienced, senior advisory professionals from the most reputable institutions around the world to focus solely on advising clients. We have built a leading global independent advisory platform offering a range of advisory services. Our success has been driven by the trust bestowed upon us by our clients, the high-caliber professionals who have joined the Company, and the continued growth in demand for independent advice.

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
Independent Thought: We believe our clients seek out advisors who offer independent thinking and who are not burdened by the complicated conflicts that large investment banking institutions may face due to their various businesses. We believe that our clients choose to partner with us because they value our unbiased perspectives and expert advice regarding complex financial and strategic matters, and appreciate the combination of candor and alignment of interests with their objectives that is at our core.
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
Rigorous Work Ethic: As an advisory firm, the primary assets we bring to bear on any engagement are deep insights and creative ideas. However, in order for us to earn the role as a client's advisor of choice, we must complement such insights and ideas with tireless work ethic, rigor, and intensity in everything we do in partnership with our clients. Our intensity extends throughout our business, from our junior personnel to our most experienced advisory professionals.
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

Broadening Client Coverage in Our Markets of Focus: We have established a strong global presence in key industry sectors across which we apply our recognized M&A and financing and capital solutions expertise to assist clients as they tackle critical decisions for their businesses. While we believe we have successfully established well-regarded practices in these core industry areas, we believe that we have substantial head room to further expand our coverage.
Expanding Our Advisory Capabilities to Better Serve Our Clients: We provide a range of advisory services to our clients, including strategic advisory, M&A, shareholder and defense advisory, financing and capital solutions, and energy underwriting and research. We will continue to deepen our capabilities in the core product areas we compete in today. We plan to also invest in expanding our capabilities to provide additional advisory services where we believe such expansions can represent a compelling value proposition to our clients and an attractive commercial opportunity for us.
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
Attracting, Developing and Retaining World-Class Talent to the Company: Attracting, developing and retaining world-class talent at the Company is a critical component to our growth and to our success. We will continue to attract, develop and retain advisory professionals who seek an environment where they can collaborate to deliver excellent advice to their clients.
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

We complement our industry focus with extensive advisory expertise in the largest international advisory markets. We operate primarily out of ten offices in the United States, Canada, the United Kingdom, France and Germany, and we have deep international experience that has enabled us to work extensively with clients worldwide. Since our inception, we have advised over 1,000 clients on transactions in over 45 countries.
Our Advisory Services
We seek to advise our clients throughout their corporate evolution, with the full range of our advisory capabilities. Those services include advice related to mission-critical strategic and financial decisions, mergers and acquisitions (“M&A”) execution, shareholder and defense advisory, financing and capital solutions advice with resources focused on restructuring and liability management, capital markets advisory, and private capital placement, as well as specialized underwriting and research services primarily for the energy and related industries.

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
Financing and Capital Solutions Advisory: We have built, and are continuing to invest in, a leading franchise advising clients on capital markets matters, both in transaction-related and ordinary course financing execution. We provide comprehensive capital structure advice and help our clients develop financing solutions tailored to their specific needs. We believe our independence and objectivity, coupled with our deep experience in complex financial matters, inform our market views and enhance the likelihood of a successful transaction, and in turn have helped us develop trusted and long-lasting relationships with our clients.

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

Since our founding we have experienced significant growth of our team. At founding in 2006, we began the Company with 16 advisory professionals, including ten advisory partners. As of December 31, 2022, we serve our clients with 484 advisory professionals, including 64 advisory partners and 47 advisory managing directors, based in ten offices, located in five countries around the world.
The drivers of the growth of the Company include a combination of internal promotions and lateral recruiting in our areas of focus. In addition to this promotion and addition of external hires, we have also maintained significant discipline in how we assess our advisory professionals within our culture and our strategic and financial objectives. Accordingly, we have developed a comprehensive internal review process and significantly evolved the partnership over our history. Today, we believe we have established a rigorous recruiting and review process that ensures that we maintain consistently high levels of performance and of quality among our advisors, which best positions us to serve our clients and their growing advisory needs.
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
We recruit our junior professionals from the world's leading undergraduate and graduate programs. We devote significant time and resources to attracting, training and mentoring our employees. This starts with positioning our Company to attract competitive, high caliber talent and providing a hands-on development platform from day one through our global internship program and early careers curriculum. We are committed to talent retention, and our goal is to develop our brightest and most ambitious junior professionals into successful partners. To this end, as of December 31, 2022, 24 of our 64 advisory partners and 34 of our 47 advisory managing directors were promoted internally.
Diversity, equity and inclusion have been foundational elements at our Company to create a workforce comprised of people with different backgrounds and experiences who can collectively bring a strong diversity of thought to our advisory services. In addition to a number of firm-wide policies and procedures to promote diversity, equal opportunity and anti-discrimination, our programs, such as the Global Advisory Women's Prep Program and the Global Advisory Diversity Prep Program, have been instrumental to increase representation of women and ethnically diverse junior professionals. Our focus and effort on recruiting and developing undergraduate women through the Advisory Women's Diversity Prep Program has significantly increased the number of women in our entry level classes since the program's launch in 2015. We have also implemented talent acquisition strategies, which include assessment training and resources, to ensure we attract and identify the best, most diverse junior professionals to our Company and to ensure an equitable hiring process.
In addition to recruiting and developing advisory professionals, we have also entered into formal relationships with certain senior advisors who work with our advisory professionals to augment our overall advisory services to our clients.
Employees
As of December 31, 2022, we had 667 employees.
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
In addition to the regulation we are subject to in the United States, we are also subject to regulation internationally. Perella Weinberg UK Limited (“PWP U.K.”) is authorized and regulated by the Financial Conduct Authority (“FCA”) and, as a Small Non-Interconnected investment firm, is required to maintain certain minimum regulatory capital. Perella Weinberg Partners France SAS (“PWP France”) is authorized and regulated by the Authorite de Controle Prudentiel (“ACPR”) and the Authorite des Marches Financiers (“AMF”) and, as a class 3 investment firm, is required to maintain certain minimum regulatory capital. Tudor, Pickering, Holt & Co. Securities - Canada, ULC (“TPH Canada”) is registered as an investment dealer with the provincial securities regulators in the Canadian provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan, with the Alberta Securities Commission being TPH Canada's principal regulator under the passport system adopted by Canada's provincial and territorial securities regulators. TPH Canada is also a dealer member of the New Self-Regulatory Organization of Canada (“New SRO,” formerly the Investment Industry Regulatory Organization of Canada or “IIROC”), which adopts and enforces rules governing the capital, business conduct, record keeping, trading, individual registration and proficiency, governance, and examines the activities of, its member firms. Per the New SRO’s rules, TPH Canada is required to maintain certain minimum capital, with additional capital requirements when TPH Canada participates in deal financings or executes trades outside of its carrying broker relationship.
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

The Foreign Corrupt Practices Act (“FCPA”) the UK Bribery Act 2010 (the “UK Bribery Act”) and other applicable laws and regulations prohibit the payment of bribes to foreign government officials and political figures. The FCPA prohibits us from making or offering to make any payment, or giving anything of value, to a foreign official for the purpose of influencing that official to assist us in obtaining or retaining an improper business advantage. The FCPA has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining as foreign officials not only those holding public office but also individuals acting in an official capacity for or on behalf of foreign government-run, -owned or -controlled organizations or public international organizations. The FCPA also requires issuers of U.S. securities to maintain accurate books and records and adequate internal controls to prevent and detect possible FCPA violations. The UK Bribery Act prohibits us from bribing, accepting bribes or making other prohibited payments to government officials or other persons (i.e., within the public or private sector) in order to obtain or retain business or gain some other business advantage. These offenses under the UK Bribery Act apply to acts or omissions that take place in the United Kingdom (“U.K.”) or outside the U.K., where the person's act or omission would constitute an offense if carried out in the U.K. and the person has a close connection with the U.K. The UK Bribery Act also establishes a corporate offense of failing to prevent bribery by an associated party, which can be committed regardless of where the offense takes place. We maintain policies and procedures designed to prevent bribery, but such policies and procedures may not be effective in all instances to prevent violations. A violation could subject us, and individual employees, to reputational damage and regulatory enforcement actions as well as significant civil and criminal penalties. We can incur higher costs and face greater compliance risks in structuring and operating our businesses to comply with any of the foregoing regulatory requirements.
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
Risk Factor Summary
The principal risks and uncertainties affecting our business include (but are not limited to) the following: global economic, business and market conditions; the Company's dependence on and ability to retain and successfully identify, recruit and develop talent; the high volatility of the Company's revenues as a result of its non-exclusive, engagement-by-engagement business model and its reliance on advisory fees that are largely contingent on the completion of events which may be out of its control; the Company's ability to appropriately manage conflicts of interest, including actual, potential or perceived conflicts of interest and other factors that may damage its business and reputation; the Company's successful formulation and execution of its business and growth strategies; substantial litigation risks in the financial services industry; cybersecurity and other operational risks; extensive regulation of the corporate advisory industry and U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy and laws (including the treatment of carried interest); and other risks and uncertainties described below.
Risks Related to Our Business
Our business is subject to risks arising from catastrophic events, such as the global outbreak of COVID-19 or other pandemic diseases.
COVID-19 has created global economic disruption and uncertainty. At any given time, COVID-19 or another public health crisis may have a significant and adverse short-term effect on our business, revenues and operating results. Additionally, prolonged effects from a public health crisis and related disruption could heighten the impact of one or more of the other risk factors described herein.

As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. During periods of unfavorable market or economic conditions, including current market conditions, the volume and value of M&A and capital markets transactions may decrease, thereby reducing the demand for our M&A and financing and capital solutions advisory services and increasing price competition among financial services companies seeking such engagements. Numerous factors related to public health crises, which are also beyond our control, such as governmental response, medical advancements, economic impact and recovery and clients’ willingness to transact in a sustained uncertain environment, may also have an adverse impact on our business, revenues and operating results.
Our ability to retain key employees is critical to the success of our business.
Our future success depends to a substantial degree on our ability to retain qualified professionals within our organization, including our working partners. However, we may not be successful in our efforts to retain the required personnel as the market for qualified advisory professionals is extremely competitive. Working partners and other senior professionals have left us in the past and others may do so in the future. Loss of key employees may occur due to perceived opportunity for promotion, compensation levels, work environment, retirement or the pursuit of philanthropic, civic or similar service opportunities, or other individualized reasons, some of which may be beyond our control. Our senior personnel possess substantial experience and expertise and have strong relationships with our advisory clients. As a result, the loss of these professionals could jeopardize our relationships with clients and result in the loss of client engagements. For example, if any of our working partners or other senior professionals, including our executive officers, or groups of professionals, were to join or form a competing firm, some of our current clients could choose to use the services of that competitor rather than our services. There is no guarantee that our compensation and non-competition arrangements with our working partners provide sufficient incentives or protections to prevent our working partners from resigning to compete with our Company or join our competitors. For instance, we are currently the plaintiff in a litigation involving certain former working partners and a former employee as defendants, in which the defendants allegedly entered into a scheme to lift out our entire restructuring group to form a new competing firm that they were secretly forming in breach of their contractual and fiduciary duties to our Company. See “Part I—Item 3. Legal Proceedings” included elsewhere in this Form 10-K. In addition, some of our competitors have more resources than we do, which may allow them to attract some of our existing employees through higher compensation, promotions or otherwise. Further, we may be unable to implement or enforce adequate restrictive covenants, including non-competition arrangements, due to legal and regulatory constraints in the jurisdictions in which we operate, which may currently or in the future apply to our working partners and other senior professionals. For example, in January 2023, the U.S. Federal Trade Commission published a proposed rule that, if finally issued, would generally prohibit post-employment non-compete clauses (or other clauses with comparable effect) in agreements between employers and their employees. We are monitoring the proposed rule and the impact it may have on our ability to recruit and retain our professionals. The departure of a number of working partners or groups of professionals could have a material adverse effect on our business and our profitability.
Our future growth will depend on, among other things, our ability to successfully identify, recruit and develop talent and will require us to commit additional resources.
We have experienced significant growth over the past several years, which may be difficult to sustain at the same rate. Our business objectives are dependent, in part, on our ability to further grow our business to gain benefits related to scale. In addition, our business involves the delivery of professional services and is largely dependent on the talents and efforts of highly skilled individuals. Accordingly, our future growth will depend on, among other things, our ability to successfully identify and recruit individuals to join our Company. It typically takes time for these professionals to become profitable and effective. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development aimed at developing this new talent. If we are unable to recruit and develop such professionals, we will not be able to implement our growth strategy and gain benefits related to scale, and our financial results could be materially adversely affected.

In addition, sustaining growth will require us to commit additional management, operational and financial resources and to maintain appropriate operational and financial systems to adequately support expansion, especially in instances when we open new offices that may require additional resources before they become profitable. See “Risks Related to our Business—Our growth strategy may involve opening or acquiring new offices and/or expanding, both domestically and internationally, and could involve hiring new partners and other senior professionals for these offices, which would require substantial investment by us and could materially adversely affect our operating results.” There can be no assurance that we will be able to manage our expanding operations effectively, and any failure to do so could materially adversely affect our ability to grow revenue and control our expenses.
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
As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. Financial markets and economic conditions can be negatively impacted by many factors beyond our control, such as the inability to access credit markets, rising interest rates or inflation, pandemic, terrorism, international hostilities, including the current hostilities between Russia and Ukraine, political uncertainty, uncertainty in U.S. federal fiscal, monetary, tax or regulatory policy and the fiscal, monetary, tax or regulatory policy of foreign governments and the timing and nature of such reform. For example, our revenue is related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our M&A advisory services and increasing price competition among financial services companies seeking such engagements. We may face a similar reduction in demand for our M&A services when the prices of certain commodities, including oil, are suppressed or experience volatility for an extended period of time. In addition, during periods of strong market and economic conditions, the volume and value of other advisory services, including recapitalization and restructuring transactions, may decrease, thereby reducing demand for those services on our platform and increasing price competition among financial services companies seeking such engagements. Our results of operations could be adversely affected by any such reduction in the volume or value of such advisory transactions. Revenue improvements in our M&A practice in strong economic conditions could be offset in whole or in part by any related revenue declines in such other areas. Further, in the period following an economic downturn, the volume and value of M&A transactions typically take time to recover and lag a recovery in market and economic conditions. These trends are cyclical in nature and subject to periodic reversal.
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
Our revenue in any given period is dependent on the number of fee-paying clients in such period. For the year ended December 31, 2022, we earned revenues from 200 advisory clients, 127 of which generated fees equal to or greater than $1.0 million. For the year ended December 31, 2021 we earned revenues from 232 advisory clients, 142 of which generated fees equal to or greater than $1.0 million. For the year ended December 31, 2020, we earned revenues from 175 advisory clients, 99 of which generated fees equal to or greater than $1.0 million. We may lose clients as a result of the sale or merger of a client, a change in a client's senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results for such period. There was no individual client that accounted for more than 10% of aggregate revenues for the years ended December 31, 2022, 2021, and 2020.
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
For the years ended December 31, 2022 and 2020, we recorded operating losses of $47.7 million and $14.6 million, respectively. These operating losses were largely due to amortization of the equity-based compensation awards granted by Professional Partners, which have no economic impact on PWP or PWP OpCo. The vesting of equity awards granted in connection with the Business Combination have been and will be recorded as equity-based compensation expense at PWP OpCo for U.S. GAAP accounting purposes. We did not record an operating loss for the year ended December 31, 2021. We need to continue to compensate personnel competitively in order to continue building our business and as a result, we may again experience operating losses in future periods.
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
We face the risk that our clients may not have the financial resources to pay our agreed-upon advisory fees, including in the bankruptcy or insolvency context. Further, our clients include companies that have had and may from time to time encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a number of our clients who, in the aggregate, owe us substantial accounts receivable could have a material adverse effect on our business, financial condition and results of operations. In addition, if a client declares bankruptcy after paying us certain invoices, courts may determine that we are not properly entitled to those payments and may require repayment of some or all of the amounts we received, which could adversely affect our business, financial condition and results of operations. Further, some fees earned from certain restructuring activities are subject to approval by the U.S. Bankruptcy Courts and other interested parties which have the ability to challenge the payment of such fees. Fees earned and reflected in our revenue may from time to time be subject to successful challenges, which could result in a reduction of revenue. Certain clients may, due to changes in senior personnel, ownership or otherwise, also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees. Such actions may require considerable financial and personnel resources and may result in negative public relations due to the public nature of legal action. Ultimately, there is no guaranty that such legal action could be successful.

If the number of debt defaults, bankruptcies or other factors affecting demand for our recapitalization and restructuring advisory services declines, our business related to such services could suffer.
We provide various financial recapitalization and restructuring and related advice to companies in financial distress or to their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing recapitalization and restructuring advisory services entails the risk that the transaction will be unsuccessful or take considerable time and can be subject to a bankruptcy court's authority to disallow or discount our fees in certain circumstances, including after payment of our fees. If the number of debt defaults, bankruptcies or other factors affecting demand for our advisory services related to recapitalization and restructuring activity declines, our business could be adversely affected.
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
Further, certain members of our management team oversee or are otherwise involved in PWP Capital Holdings LP’s (“PWP Capital”) asset management business or other businesses, which could divert their time and attention away from running our advisory business and create, or appear to create, potential conflicts of interest when they are faced with decisions that could have different implications for us and PWP Capital’s asset management business or other businesses that they may manage or otherwise be involved with.

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

Employee misconduct, which is difficult to detect and deter, and other labor-related issues could harm us by impairing our ability to attract and retain clients and talent and by subjecting us to legal liability and reputational harm.
There have been a number of highly-publicized cases involving fraud, insider trading or other misconduct by employees in the financial services industry, and there is a risk that our employees could engage in misconduct that would adversely affect our business. For example, our business often requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to legal sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee's failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and/or personnel and in turn materially adversely affect our business. We also face the risk that our employees engage in work place misconduct, such as sexual harassment or discrimination, despite our implementation of policies and training to prevent and detect misconduct. In addition to impairing our ability to attract and retain clients, such misconduct may also impair our ability to attract and retain talent resulting in a materially adverse effect on our business. Furthermore, as we continue to increase the size of our workforce, the risk of potential employment-related claims will also increase. As such, we may be subject to legal proceedings related to employment matters including, but not limited to, discrimination, harassment (sexual or otherwise), wrongful termination and local, state or federal labor law violations. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. If our employees engage in misconduct or fail to follow appropriate security measures, our business could be materially adversely affected.
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
Goodwill and other intangible assets represent a significant portion of our assets, and totaled $60.2 million and $66.7 million as of December 31, 2022 and 2021, respectively. Goodwill is the excess of the fair value of consideration transferred over the fair value of identifiable net assets, including other intangibles, acquired at the time of an acquisition. We review goodwill and other intangible assets at least annually for impairment. We may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, or operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. Annual impairment reviews of indefinite-lived intangible assets, any future impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. The valuation of the reporting unit requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting unit, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, our goodwill and indefinite-lived intangible assets may be impaired in future periods.
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

Our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and affected third parties, including shareholders of our clients who could bring securities class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services companies have been increasing, including claims for aiding and abetting client misconduct. Litigation alleging that we performed below our agreed standard of care or breached any other obligations to a client or other parties could expose us to significant legal liabilities, and, regardless of outcome, could be very costly, could distract our management and could damage our reputation. For example, we are currently involved in litigation with certain former working partners and a former employee regarding claims of breach of contract. For further information, see “Part I—Item 3. Legal Proceedings” included elsewhere in this Form 10-K. Moreover, judicial scrutiny and criticism of investment banker performance and activities has increased, creating risk that our services in a litigated transaction could be criticized by a court. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.

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
For the years ended December 31, 2022, 2021 and 2020, we earned approximately 24.3%, 17.7% and 25.4%, respectively, of our revenues from our international operations. We intend to grow our non-U.S. business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. Our international operations carry special financial and business risks, which could include the following:
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
Our growth strategy may involve opening or acquiring new offices and/or expanding, both domestically and internationally, and could involve hiring new partners and other senior professionals for these offices, which would require substantial investment by us and could materially adversely affect our operating results.
Our ability to grow our advisory business depends in part on our ability to open or acquire new offices, expand internationally and hire new partners and other senior professionals for these offices. We may not be successful in any efforts to open new offices, expand internationally or hire new partners and other senior professionals for these offices. The costs of opening a new office, expanding internationally and hiring the necessary personnel to staff any such office are substantial. If we are not successful in these efforts, we may not be able to recover our investments or our substantial cost outlays, and new international operations may not achieve profitability. To the extent that we pursue business opportunities in certain markets outside the United States, such as our business operations in the European Union (the “E.U.”), U.K., Canada, France and Germany, we will be subject to political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, inflation controls, licensing requirements and other restrictive governmental actions, as well as the outbreak of hostilities.
Depending upon the extent of our expansion, and whether it is done by recruiting new partners and other senior professionals, strategic investment or acquisition, the incremental costs of our expansion may be funded from cash from operations, new share issuances or other financing alternatives. There can be no assurance that we will be able to generate or obtain sufficient capital on acceptable terms to fund our expansion needs which would limit our future growth and could have a material adverse effect on our business, financial condition and results of operations.
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
Because our financial statements are denominated in U.S. dollars and we receive a portion of our revenue in other currencies (including the Euro, pound sterling and Canadian dollars), we are exposed to fluctuations in foreign currencies. During the years ended December 31, 2022 and 2021, 19.2% and 14.5%, respectively, of revenue was denominated in currencies other than the U.S. dollar. In addition, we pay certain of our expenses in such currencies. Additionally, entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of our foreign subsidiaries exposes the Company to exchange rate fluctuations which can result in foreign currency related transaction gains and losses. An appreciation or depreciation of any of these currencies relative to the U.S. dollar could result in an adverse or beneficial impact, respectively, to our financial results. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise.
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

The historical consolidated financial information for periods prior to the Business Combination on June 24, 2021 in our filings is not representative of the results we would have achieved as a stand-alone public company and may not be an appropriate basis for evaluating our potential future results.
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
The statutes, regulations and policies to which we are subject may change at any time. Extensive legislation and implementing regulation affecting the financial services industry continue to be adopted in regions that directly or indirectly affect our business, including the United States, the U.K., Canada, France and Germany, and the manner in which those laws and related regulations are applied to our operations is still evolving. For example, in the United States, several states and municipalities, including, but not limited to, California, Illinois, New York State and New York City have adopted “pay-to-play” rules, which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain engagements of our advisory business. There are also examples of changes to legislation in non-U.S. jurisdictions that directly or indirectly affect our business. For instance, in the U.K. and E.U., there are extensive changes to the prudential framework applicable to investment firms which are likely to impact the way in which we remunerate staff, including by imposing malus and clawback requirements on variable remuneration, that may impair our ability to attract and retain talent. Any legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations, as well as any deficiencies in our compliance with such legislation and regulation, could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging or otherwise adversely affect our businesses.

Our ability to conduct business and our operating results may also be adversely affected as a result of any new requirements imposed by, or changes in, the interpretation or enforcement of existing laws and rules by the SEC, FINRA, the FCA, the Canadian Securities Administrators, the New SRO (formerly IIROC), the ACPR, the AMF or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate financial services firms or supervise financial markets. In addition, some of our clients or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions affecting their dealings with us. Accordingly, we may incur significant costs, including compliance costs, to comply with U.S. and international applicable statutory, regulatory and other requirements, and such expenses, including legal fees and fees paid to the SEC, FINRA, the FCA, the Canadian Securities Administrators, the New SRO (formerly IIROC), ACPR and other U.S. or foreign governmental regulatory authorities or self-regulatory organizations, have increased in recent years and may continue to increase. For instance, in order to comply with such requirements, we maintain an internal team that works full-time to develop and implement regulatory compliance policies and procedures, monitor business activities to ensure compliance with such policies and procedures and reports to senior management. This team also uses various software tracking and reporting systems and confers regularly with internal and outside legal counsel in the performance of its responsibilities. The need to continuously adjust our operations to, and ensure compliance with, a changing regulatory environment may result in further increases in compliance and other operating costs, which may negatively affect our business.
New laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may also adversely affect our business. For example, changes in antitrust enforcement or the focus of the Committee for Foreign Investment in the United States could affect the level of M&A activity and changes in applicable regulations could restrict the activities of our clients and their need for the types of advisory services that we provide to them.
In addition, changes in the way business is conducted and advances in technology can pose new risks under existing laws or regulations. For example, the increase in the use of private texting applications and other similar electronic business communications by employees to communicate with each other and clients could lead to information loss as there might not be structured processes in place to secure and archive this information and such use of unauthorized applications, and failure to archive those communications, could violate record-keeping and privacy rules. While we have policies and practices in place to prevent the use of such unauthorized communications, these policies and practices may not be sufficient to prevent, detect, and correct such unauthorized communications. Our inability or failure to recognize, respond to and effectively manage the accelerated impact of private texting applications and other similar electronic business communications could lead to fines, penalties, judgements and reputational harm, which could materially adversely impact our business.
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
Since we operate our business both in the United States and internationally, we are subject to many distinct broker dealer, employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. In addition, the data privacy and security framework of the E.U. and the U.K., the GDPR and the U.K. GDPR, took effect on May 25, 2018. As we engage in significant business in Europe and in the U.K., we are subject to the GDPR's requirements. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses or favoring or requiring local ownership.
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

We are required to pay our ILPs (as defined below) and/or Limited Partners (as defined below) for certain tax benefits we may claim as a result of the tax basis step-up we received in connection with the Business Combination and related transactions and that we may receive in connection with subsequent exchanges of PWP OpCo Class A partnership units for cash or our Class A common stock. In certain circumstances, payments under the TRA (as defined herein) may be accelerated and/or significantly exceed the actual tax benefits we realize.
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
The payment obligation under the TRA is our obligation and not an obligation of PWP OpCo. In addition, although we are not aware of any issue that would cause the IRS to challenge a tax basis increase or other benefits, the relevant ILPs and/or limited partners of Professional Partners (“Limited Partners”) will not reimburse us for any payments that may previously have been made under the TRA if such basis increases or other benefits are subsequently disallowed, although excess payments made to any ILP and/or Limited Partner may be netted against payments otherwise to be made, if any, to the relevant party after our determination of such excess. As a result, in certain circumstances we could make payments to the relevant ILPs and/or Limited Partners under the TRA in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase or other benefits, and the payments to be made under the TRA, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.
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
Professional Partners beneficially owns all of the outstanding shares of our Class B-1 common stock, representing approximately 90.7% of our total voting power, ILPs beneficially own all of the outstanding shares of our Class B-2 common stock, representing approximately 0.4% of our total voting power, and holders of Class A common stock own shares of our Class A common stock, representing approximately 8.9% of our total voting power (in each case as of December 31, 2022). As long as Professional Partners beneficially owns a majority of our total voting power, it will have the ability, without the consent of the public holders of our Class A common stock, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us.
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
We are controlled by Professional Partners, which is ultimately managed by a committee of Limited Partners that manages Professionals GP, the general partner of Professional Partners. The interests of the Limited Partners who manage Professional Partners may differ from those of our other stockholders. For example, the Limited Partners who manage Professional Partners may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the TRA, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. Professional Partners, which is ultimately managed by a committee of Limited Partners that manages Professionals GP, the general partner of Professional Partners, holds all outstanding shares of Class B-1 common stock and thereby control approximately 90.7% of the voting interest in us as of December 31, 2022. The shares of Class B-1 common stock will entitle Professional Partners to (i) for so long as the condition that Professional Partners or its Limited Partners or its or their respective successors or assigns maintain, directly or indirectly, ownership of PWP OpCo Class A partnership units that represent at least ten percent (10%) of our issued and outstanding Class A common stock (calculated, without duplication, on the basis that all issued and outstanding PWP OpCo Class A partnership units not held by us or our subsidiaries had been exchanged for our Class A common stock) (the “Class B Condition”) is satisfied, 10 votes per share for each share held of record on all matters submitted to a vote of stockholders and (ii) after the Class B Condition ceases to be satisfied, one vote per share for each share held of record on all matters submitted to a vote of stockholders. In addition, we are party to the Stockholders Agreement with Professional Partners, pursuant to which, for so long as the Class B Condition is satisfied, Professional Partners will have certain approval rights over certain transactions, including the right to designate a number of nominees to our board of directors equal to a majority thereof. For so long as the Class B Condition is no longer satisfied and the condition that Professional Partners or its Limited Partners as of the date of Closing or its or their respective successors or assigns maintain, directly or indirectly, ownership of PWP OpCo Class A partnership units that represent at least five percent (5%) of our issued and outstanding Class A common stock (calculated, without duplication, on the basis that all issued and outstanding PWP OpCo Class A partnership units not held by us or our subsidiaries had been exchanged for our Class A common stock) (the “Secondary Class B Condition”) is satisfied, Professional Partners will have the right to designate a number of directors (rounded up to the nearest whole number) equal to one third of our board of directors. As a result, because the Limited Partners who manage Professional Partners have a majority of the voting power in us through their control of Professional Partners, and our Restated Certificate of Incorporation does not provide for cumulative voting, they will have the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of our Class A common stock or other securities, and the declaration and payment of dividends. The Limited Partners who manage Professional Partners are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The voting power of the Limited Partners who manage Professional Partners could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of us and might ultimately affect the market price of our Class A common stock. As a result of the control exercised by the Limited Partners who manage Professional Partners over us, none of our agreements with them have been negotiated on “arm’s length” terms. We cannot assure you that we would not have received more favorable terms from an unaffiliated party.

Risks Related to Our Securities
We may be unable to satisfy Nasdaq listing requirements in the future and the Nasdaq may delist our securities from trading on its exchange, which could limit investors' ability to effect transactions in our securities and subject us to additional trading restrictions.
Our shares of Class A common stock are listed on the Nasdaq, but there is no guarantee that these securities will remain listed on the Nasdaq. Although we currently meet the minimum initial listing standards set forth in the Nasdaq listing standards, there can be no assurance that these securities will continue to be listed on the Nasdaq in the future. In order to continue listing our securities on the Nasdaq, we must maintain certain financial, distribution and share price levels.
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
As of December 31, 2022, we had 1,500,000,000 shares of Class A common stock authorized, of which 52,237,247 had been issued. Our Restated Certificate of Incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.
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
In connection with the signing of the Business Combination Agreement, the Sponsor entered into the Sponsor Share Surrender and Share Restriction Agreement, which was amended on May 4, 2021. Pursuant to the Sponsor Share Surrender and Share Restriction Agreement, as amended, the Founder Shares (as defined below) and Placement Shares (as defined below) owned by the Sponsor were subject to transfer restrictions for six months following the closing of the Business Combination and certain of the Founder Shares held by the Sponsor continue to be subject to transfer restrictions based on certain closing share price thresholds of the Company's Class A common stock for 20 out of any 30 consecutive trading days. On January 7, 2022, the Sponsor distributed 5,456,667 shares of Class A common stock (Founder Shares and Placement Shares) and 203,333 warrants to its members (the "Sponsor Distribution"), after which the Sponsor owned 1,000,000 shares of Class A common stock. The 1,000,000 shares of Class A common stock retained by the Sponsor continue to be subject to transfer restrictions until the $15 Threshold (as defined herein) is met. 1,738,680 of the shares distributed in the Sponsor Distribution remain subject to transfer restrictions until either the $15 Threshold or the $17 Threshold (as defined herein), as applicable, is met.
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
The registration and availability of a significant number of shares of Class A common stock for trading in the public market may increase the volatility in the price of our Class A common stock or put significant downward pressure on the price of our Class A common stock. In addition, we may use shares of our Class A common stock as consideration for future acquisitions, which could further dilute our stockholders.
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
As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the closing of Perella Weinberg Partner’s predecessor entity, FinTech Acquisition Corp. IV’s (“FTIV”), initial public offering (“IPO”), (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do.

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
Our management is required to evaluate the effectiveness of our internal control over financial reporting as required by Section 404(a) of the Sarbanes-Oxley Act. If we are unable to maintain effective internal control over financial reporting, this could have a material adverse effect on our business.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404(a) of the Sarbanes-Oxley Act requires that our management assess and report annually on the effectiveness of our internal control over financial reporting and to identify any material weaknesses in our internal control over financial reporting. If we are not able to adequately comply with Section 404(a) of the Sarbanes-Oxley Act or our management asserts that our internal control over financial reporting is ineffective, we may become subject to adverse regulatory consequences and/or investors could lose confidence in the accuracy and completeness of our financial reports and that could lead to a decrease in the market price of our Class A common stock.

Any failure to maintain effective internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. We may also be subject to litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims relating to our financial statements or any material weaknesses in our internal control over financial reporting. In either case, there could result a material adverse effect on our business.

We can give no assurance that material weaknesses or restatements of financial results will not arise in the future due to a failure to maintain adequate internal control over financial reporting or circumvention of these controls, or that any measures we take will be sufficient to remediate such material weaknesses. In addition, even if we are successful in maintaining our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Anti-takeover provisions in our charter documents and Delaware law, as well as the rules of FINRA, the FCA, the Alberta Commission, the New SRO (formerly IIROC), ACPR and other U.S. or foreign governmental regulatory authorities or self-regulatory organizations, could delay or prevent a change in control, limit the price investors may be willing to pay in the future for our Class A common stock and could entrench management.
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

As previously disclosed, on February 17, 2023, the Company filed a petition in the Delaware Court of Chancery (“Court of Chancery”) pursuant to Section 205 of the Delaware General Corporation Law seeking validation of an amendment to the Company’s Amended and Restated Certificate of Incorporation increasing the authorized common stock of the Company to resolve any uncertainty with respect thereto (the “Section 205 Action”). The Section 205 Action filed by the Company in the Court of Chancery is captioned In re Perella Weinberg Partners, C.A. No. 2023-0209-LWW (Del. Ch.). On February 20, 2023, the Court of Chancery granted the Company’s motion for expedited proceedings in the Section 205 Action. The Court of Chancery will hold a final hearing to consider the merits of the petition filed by the Company in the Section 205 Action on March 6, 2023, at 12:00 p.m., Eastern Time. The Court of Chancery recently granted petitions filed pursuant to Section 205 by other companies with similar uncertainty with respect to shareholder votes to amend their certificate of incorporation to increase their authorized common stock. If the Company is not successful in the Section 205 Action, the uncertainty with respect to the Company’s capitalization could have a material adverse effect on the Company, including its ability to issue shares of Class A common stock, until the underlying issues are definitively resolved.
We are now, and from time to time may in the future be, named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. We may also become involved in other judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Some of these matters may involve claims of substantial amounts.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is listed and traded on the Nasdaq Global Select Market under the stock symbol “PWP.” As of February 23, 2023, there were approximately 51 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. Our Class B common stock is not listed or quoted on any exchange and is not transferable by the holders, subject to certain limited exceptions.
We intend to pay dividends quarterly to our common stockholders. For the year ended December 31, 2022, cash dividends of $0.28 per outstanding share of Class A common stock were paid to our stockholders. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will be subject to our financial condition, earnings, capital requirements, financial covenants, applicable law and other factors our board of directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Repurchase of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2022:

Period	Total Number of Shares Repurchased	Average Price Paid per Unit	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that may yet to be Purchased Under the Publicly Announced Program
October 1, 2022 - October 31, 2022	733,003	$6.84	733,003	$41,160,281
November 1, 2022 - November 30, 2022	577,756	$8.67	577,756	$36,148,731
December 1, 2022 - December 31, 2022	503,591	$9.60	503,591	$31,312,669
Total	1,814,350	$8.19	1,814,350

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
Further information regarding our business is provided in “Part I. Item 1. Business” of this filing.
Business Environment and Outlook
While the level of M&A advisory dialogue remains active across our industries and geographies of focus, a challenging macroeconomic environment may persist in the near-term and continue to adversely affect M&A and financing volumes. Headwinds currently impacting industry volumes include rate outlook and inflation, credit spreads, market volatility, lower liquidity and capital availability, recession risk and geopolitical tensions, amongst others.
Notwithstanding near-term headwinds, our core advisory services benefit from macro-economic changes that impact our client base and lead them to consider business combinations, acquisitions and divestitures, capital raises and restructurings. These changes can include a broad range of economic factors in global or local markets, technological advancements which alter the competitive landscape, regulatory and political policies, globalization, changing consumer preferences, commodity and financial market movements, among many other factors.
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

Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2022 and 2021. For a discussion of the year ended December 31, 2021 versus 2020, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our Form 10-K/A for the year ended December 31, 2021.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenues	$631,507	$801,662	$518,986	(21)%	54%
Expenses
Compensation and benefits	391,333	504,364	374,332	(22)%	35%
Equity-based compensation	154,158	96,330	24,815	60%	288%
Total compensation and benefits	545,491	600,694	399,147	(9)%	50%
Non-compensation expenses	133,749	134,384	134,435	—%	—%
Total operating expenses	679,240	735,078	533,582	(8)%	38%
Operating income (loss)	(47,733)	66,584	(14,596)	(172)%	(556)%
Non-operating income (expenses)
Related party income	2,805	7,516	9,263	(63)%	(19)%
Other income (expense)	7,978	761	185	948%	311%
Change in fair value of warrant liabilities	15,806	(4,897)	—	NM	NM
Loss on debt extinguishment	—	(39,408)	—	NM	NM
Interest expense	(276)	(7,606)	(15,741)	(96)%	(52)%
Total non-operating income (expenses)	26,313	(43,634)	(6,293)	(160)%	593%
Income (loss) before income taxes	(21,420)	22,950	(20,889)	(193)%	(210)%
Income tax benefit (expense)	(10,327)	(18,927)	(3,453)	(45)%	448%
Net income (loss)	$(31,747)	$4,023	$(24,342)	(889)%	(117)%
Less: Net income (loss) attributable to non-controlling interests	(49,625)	13,444		(469)%
Net income (loss) attributable to Perella Weinberg Partners	$17,878	$(9,421)		(290)%
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
We do not present our revenue by the type of advice we provide because of the complexity of the transactions on which we may earn revenue and our holistic approach to client service. For example, a traditional M&A engagement may also require capital markets or capital solutions advice, or an engagement to raise private capital could also be followed by a business combination. These engagements may call for cross-functional expertise from a number of our professionals across M&A advisory and/or financing and capital solutions advisory. We dedicate the resources and expertise needed on any given assignment regardless of product lines and focus on achieving the desired outcome for our clients. Such an approach does not lend itself to tracking the type of advisory service offered in each instance.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues were $631.5 million for the year ended December 31, 2022 as compared with $801.7 million for the year ended December 31, 2021, representing a decrease of 21%. The period-over-period decline was primarily driven by a reduction in mergers and acquisitions activity, partially offset by a step-up in fees related to financing and capital solutions advisory activity. The decrease in revenues can be attributed to both fewer advisory transaction completions as well as a decrease in average fee size per client.
For the years ended December 31, 2022 and 2021, we earned revenues from 200 and 232 advisory clients, respectively. The number of advisory clients who paid fees equal to or greater than $1.0 million decreased to 127 advisory clients for the year ended December 31, 2022 compared to 142 advisory clients for the year ended December 31, 2021. The average fee size decreased to $3.1 million for the year ended December 31, 2022 from $3.4 million for the year ended December 31, 2021.

Operating Expenses
The following table sets forth information relating to our operating expenses:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Expenses
Compensation and benefits	$391,333	$504,364	$374,332	(22)%	35%
% of Revenues	62%	63%	72%
Equity-based compensation	$154,158	$96,330	$24,815	60%	288%
% of Revenues	24%	12%	5%
Total compensation and benefits	$545,491	$600,694	$399,147	(9)%	50%
% of Revenues	86%	75%	77%
Non-compensation expenses	$133,749	$134,384	$134,435	—%	—%
% of Revenues	21%	17%	26%
Total operating expenses	$679,240	$735,078	$533,582	(8)%	38%
% of Revenues	108%	92%	103%
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
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Operating expenses were $679.2 million for the year ended December 31, 2022 and represented 108% of revenues, compared with $735.1 million for the year ended December 31, 2021, which represented 92% of revenues. The decrease in operating expenses was primarily driven by a decrease in total compensation and benefits expenses, which were $545.5 million for the year ended December 31, 2022 compared to $600.7 million for the year ended December 31, 2021, as well as a slight decrease in non-compensation expenses which were $133.7 million for the year ended December 31, 2022 and represented 21% of revenues, compared to $134.4 million for the year ended December 31, 2021, which represented 17% of revenues.

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
Equity awards are measured at fair value on the grant date and recognized on a straight-line basis over the requisite vesting period or requisite service period. The awards are subject to a service vesting condition, and in some cases a market-based performance vesting condition, and generally vest ratably on a graded vesting schedule of up to five years. Certain awards are recognized over the expected service period for employees who are or will become retirement eligible prior to the stated vesting date. As such, over time, a greater number of employees may become retirement eligible and the related requisite service period over which we expense these awards will be shorter than the stated vesting. The awards are recorded within equity as they are expensed. The vesting of Legacy Awards granted prior to the Business Combination and the various Professional Partners awards issued in connection with the Business Combination have no economic impact on, and do not dilute, PWP shareholders relative to Professional Partners. The awards do not change the economic allocations between Professional Partners and PWP shareholders, nor do they change the Professional Partners' interest in PWP OpCo. As a result, all of the compensation expense and corresponding capital contribution associated with the Professional Partners Awards is allocated to non-controlling interests on the Consolidated Statements of Operations and Consolidated Statements of Financial Condition.
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
We intend to compensate our personnel competitively in order to continue building our business and growing our Company. Certain awards were granted in conjunction with the Business Combination and directly related to this transaction milestone event. These awards were outside the Company's normal and recurring compensation processes. Total future amortization which will be recognized over the next four years before accounting for forfeitures is $53.0 million for a) the restricted stock units (“RSUs”) that vest upon the achievement of service conditions (the “Transaction Pool RSUs”) and b) the performance restricted stock units (“PSUs”) that only vest upon the achievement of both service and market conditions (the “Transaction Pool PSUs”) and $55.4 million for PSUs granted to certain executives that vest upon the achievement of both service and market conditions (“Long-Term Incentive Awards”), in each case granted in conjunction with the Business Combination.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
For the year ended December 31, 2022, total compensation and benefits expenses of $545.5 million represented 86% of revenues, compared with $600.7 million of compensation-related expenses, which represented 75% of revenues for the year ended December 31, 2021. Included in total compensation-related expense was $154.2 million and $96.3 million amortization of equity awards for the years ended December 31, 2022 and 2021, respectively. The decrease in total compensation and benefit expenses was due to a smaller bonus accrual on an absolute dollar basis associated with lower revenues, despite a higher compensation margin necessitated to attract, motivate and retain talent. The smaller bonus accrual was partially offset by both an increase in equity-based compensation related to awards granted in conjunction with or subsequent to the Business Combination and increased base salaries and benefits due to increased headcount.
Non-Compensation Expenses
Our non-compensation expenses include the costs of professional fees, technology and infrastructure, rent and occupancy, travel and related expenses, depreciation and amortization and general, administrative and other expenses including certain co-advisory fees and expenses reimbursed by our clients. Revenues related to co-advisory fees and expenses reimbursed by clients are presented within revenues on our Consolidated Statements of Operations.
Historically, our non-compensation expenses associated with business development have increased as we have increased our headcount. These costs include costs such as travel and related expenses which have increased due to increased headcount, increasing prices charged by travel vendors and an increased volume of travel as COVID-19 pandemic-related travel restrictions have eased and we return to more normalized travel levels.
While there are temporary factors causing rent and occupancy, depreciation and amortization, as well as professional fees to be lower for the year ended December 31, 2022 compared to the year ended December 31, 2021 and while we expect to continue to reduce certain costs associated with being a newly public company, over the long term we expect our non-compensation expenses will trend upward with growth in headcount and inflation.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
For the year ended December 31, 2022, non-compensation expenses of $133.7 million represented 21% of revenues, compared with $134.4 million, which represented 17% of revenues, for the year ended December 31, 2021. While non-compensation expenses remained relatively flat compared to the prior year, they included a $6.8 million increase in travel related expenses due to the return to more normalized travel levels, increased headcount and the higher cost of travel, a $3.2 million increase in general, administrative and other expenses resulting from a full year of public company costs such as D&O insurance, the recognition of a bad debt reserve in the second quarter of 2022 as well as a $1.7 million increase in technology and infrastructure. These increases were partially offset by decreases in professional fees of $7.1 million, depreciation and amortization of $3.8 million and rent and occupancy of $1.5 million. The decrease in professional fees included an $8.3 million decrease in legal and consulting fees from 2021’s elevated levels, which included costs associated with the Business Combination as well as higher costs associated with ongoing litigation, while recruiting fees increased year-over-year by $0.8 million with increased hiring activities. While legal and consulting fees were comparatively elevated in the year ended 2021 due to the Business Combination and higher costs associated with ongoing litigation, the year ended December 31, 2022 included $1.5 million of Business Combination related costs associated with a potential future partnership restructuring contemplated during the implementation of the Up-C structure, as well as $1.3 million of costs associated with the Warrant Exchange Offer (as defined below). The reduction in rent and occupancy as well as depreciation and amortization expense, are temporary decreases as certain leasehold improvements became fully depreciated in the current year with our New York and London headquarters each reaching the end of their initial lease term. New leasehold improvement activities for New York and London were not completed during the year ended December 31, 2022 and therefore had not begun depreciating. Additionally, some lease amendment and extension negotiations resulted in favorable leasehold incentives.

Non-Operating Income (Expenses)
Non-operating income (expenses) includes the impact of income and expense items that we consider to be non-operational in nature, including related party income, loss on debt extinguishment, interest expense, and other income (expense), which includes gains (losses) on foreign exchange rate fluctuations. Also included in non-operating income (expenses) was the change in fair value of warrant liabilities prior to the Warrant Exchange Offer. On August 23, 2022, the Company concluded an offer to holders of its outstanding warrants which provided such holders the opportunity to receive 0.20 shares of the Company’s Class A common stock in exchange for each warrant tendered by such holders. This offer coincided with a solicitation of consents from holders of the public warrants to amend the warrant agreement (together, the “Warrant Exchange Offer”). The Warrant Exchange Offer resulted in the exchange of all outstanding warrants for shares of the Company’s Class A common stock with a minimal cash settlement in lieu of partial shares. As a result, the warrant liabilities were removed from the Consolidated Statements of Financial Condition and the issuance of shares of Class A common stock was reflected within equity. Refer to Note 12—Warrants in the notes to consolidated financial statements included elsewhere in this Form 10-K for additional information.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
For the year ended December 31, 2022, non-operating income (expenses) was $26.3 million of income compared to $43.6 million of expense for the year ended December 31, 2021. For the prior year ended December 31, 2021, non-operating income (expenses) included a $39.4 million loss on debt extinguishment which was related to the redemption of the $150.0 million aggregate principal of Convertible Notes concurrent with the Business Combination. The loss was composed of the $10.9 million premium and $28.5 million of unamortized debt discount and issuance costs. The change in non-operating income (expenses) also included a $15.8 million gain from the change in fair value of warrant liabilities for the year ended December 31, 2022 as opposed to a $4.9 million loss in the prior year ended December 31, 2021 as the warrant price fell year-over-year prior to the Warrant Exchange Offer. Additionally, interest expense decreased $7.3 million related to the repayment of all indebtedness in connection with the Business Combination, while the impact of foreign exchange rate fluctuations recorded in Other income (expense) resulted in a $6.8 million gain for the year ended December 31, 2022 as opposed to a loss of $0.2 million for the prior year ended December 31, 2021. The current year foreign exchange rate gain was primarily related to the revaluation of U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the U.S. dollar strengthened.
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
The Company's effective tax rate is dependent on many factors, including the amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company's overall effective tax rate varies from the U.S. federal statutory rate primarily because (i) a portion of the Company's income is allocated to non-controlling interests held in PWP OpCo in which the majority of any tax liability on such income is borne by the holders of such non-controlling interests and reported outside of the consolidated financial statements, (ii) a portion of the Company’s compensation expense is non-deductible for tax purposes and (iii) the Company has recorded unrecognized tax benefits related to potential double taxation for certain of its foreign subsidiaries.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The Company’s income tax expense and effective tax rate were $10.3 million and (48.2)%, respectively, for the year ended December 31, 2022 compared to income tax expense and an effective tax rate of $18.9 million and 82.5%, respectively, for the year ended December 31, 2021. The change in the effective tax rate was primarily driven by the Company having a pre-tax loss for the year ended December 31, 2022, as compared to pre-tax income for the year ended December 31, 2021.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees, which generally have net terms of 30 days, and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of incentive compensation during the first quarter of each calendar year with respect to the prior year's results. Our investing and financing cash flows were primarily influenced by the payment of dividends, distributions to partners, purchases of treasury shares and withholding payments for vesting of PWP Incentive Plan Awards during the year ended December 31, 2022.
A summary of our operating, investing and financing cash flows is as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash Provided By (Used In)
Operating Activities
Net income (loss)	$(31,747)	$4,023	$(24,342)
Non-cash charges and other operating activity adjustments	162,414	171,886	63,825
Other operating activities	(148,440)	58,999	46,424
Total operating activities	(17,773)	234,908	85,907
Investing Activities	(166,231)	(2,440)	(5,522)
Financing Activities	(136,768)	(55,021)	(21,989)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,837)	(3,580)	5,930
Net increase (decrease) in cash, cash equivalents and restricted cash	(330,609)	173,867	64,326
Cash, cash equivalents and restricted cash, beginning of period	504,775	330,908	266,582
Cash, cash equivalents and restricted cash, end of period	$174,166	$504,775	$330,908

Year Ended December 31, 2022
Cash and restricted cash were $174.2 million as of December 31, 2022, resulting in a decrease of $330.6 million from $504.8 million as of December 31, 2021. Cash, restricted cash and investments in short-term marketable debt securities (U.S. Treasuries) were $314.3 million as of December 31, 2022, a decrease of $190.5 million from $504.8 million as of December 31, 2021. The Company reported a net loss of $31.7 million for the year ended December 31, 2022 which includes $162.4 million of non-cash charges and other adjustments, largely comprised of equity-based awards vesting expense, depreciation and amortization, the change in fair value of warrant liabilities, foreign currency revaluation and non-cash operating lease expense. This operating cash inflow was offset by working capital needs predominantly due to the payment of annual bonus compensation in the first quarter of the year as well as payments for lease liabilities, resulting in a net operating outflow of cash of $17.8 million during the year ended December 31, 2022. The timing of accounts receivable collections and the payment of incentive compensation have significant impact on operating cash flows. Accounts receivable, net of allowance balance was higher as of December 31, 2022 compared to December 31, 2021, despite a year-over-year decrease in revenues, due largely to the timing of collections as certain large balances were collected shortly after December 31, 2022. A large portion of 2021 incentive compensation, which was based on a record year, was paid in the form of cash bonuses in the first quarter of 2022. Investing activities resulted in a net decrease in cash of $166.2 million largely attributable to investments of excess cash in treasury securities as well as the purchase of fixed assets attributable largely to leasehold improvements associated with the construction and design of the New York and London leased space. Financing activities resulted in a net outflow of $136.8 million primarily related to the repurchase of shares pursuant to the stock repurchase program, distributions to partners, withholding payments for vesting of PWP Incentive Plan Awards and the payment of dividends.
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
For a discussion of the year ended December 31, 2020, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows” in our Form 10-K/A for the year ended December 31, 2021.
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

Our current assets are primarily composed of cash, investments in short-term marketable securities, receivables related to fees earned from providing advisory services, certain prepaid expenses and certain amounts due from related parties. Our current liabilities are primarily composed of accrued and deferred employee compensation, accounts payable and other accrued expenses. We generally pay a significant portion of our annual incentive compensation, in the form of cash bonuses, during the first quarter of each calendar year with respect to the prior year’s results. Therefore, levels of cash and/or investments in short-term marketable securities generally decline during the first quarter of each year after our annual incentive compensation has been paid to our employees and typically builds over the remainder of the year. The Company makes quarterly partner tax distributions as required under the Amended and Restated Agreement of Limited Partnership of PWP OpCo, dated as of June 24, 2021 (as amended, restated, modified or supplemented from time to time, the “PWP OpCo LPA”). These distributions totaled $44.5 million, $65.9 million and $12.0 million, respectively, during the years ended December 31, 2022, 2021 and 2020. Additionally, we intend to pay dividends throughout each year and may continue our share repurchases from time to time. During the year ended December 31, 2022 and 2021, the Company paid $12.8 million and $6.0 million, respectively, in cash dividends. The Company has the option to net settle shares upon the vesting of PWP Incentive Plan Awards in order to remit required employee withholding taxes using cash on hand. During the year ended December 31, 2022 and 2021, the Company paid $9.7 million and $10.5 million, respectively, in withholding payments in lieu of issuing 1,045,847 and 749,042, shares upon the net settlement of vested PWP Incentive Plan Awards. Additionally, during the year ended December 31, 2022, the Company purchased 9,544,016 shares of Class A common stock at a cost of $68.7 million in the aggregate, pursuant to the stock repurchase program described below.
We evaluate our cash needs on a regular basis in light of current market and business conditions and regulatory requirements. Cash and cash equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. The Company had no cash equivalents as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company had cash balances of $171.6 million and $502.8 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits. Additionally, as of December 31, 2022, the Company held investments in short-term marketable debt securities, consisting entirely of U.S. Treasury securities, of $140.1 million.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable generally have net terms of 30 days. Accounts receivable were $67.9 million, net of $1.1 million of allowance for credit losses balance as of December 31, 2022. Accounts receivable were $46.9 million, net of $1.9 million of allowance for credit losses balance as of December 31, 2021.
Line of credit
The Company has a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Under the Credit Agreement outstanding borrowings accrue interest at LIBOR plus a fixed rate of 2.00% per annum (with a 0.25% LIBOR floor) or an alternate base rate option equal to Cadence Bank’s prime rate minus 1.00% (with a 3.25% floor) and mature on July 1, 2025. Up to $15.0 million of the Revolving Credit Facility may be used for the issuance of letters of credit. Additionally, up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement. The Credit Agreement provides that the benchmark of LIBOR will be replaced with a SOFR-based rate on or prior to the date that the LIBOR benchmark is unavailable. As of December 31, 2022, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to consolidated financial statements included elsewhere in this Form 10-K.
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

Share Repurchase Program
On February 16, 2022, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock with no requirement to purchase any minimum number of shares. Shares may be repurchased under the new repurchase program through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any transactions will be subject to the Company’s discretion. During the year ended December 31, 2022, the Company purchased 9,544,016 shares, at a cost of $68.7 million in the aggregate. On February 8, 2023, the Company’s board of directors increased the Company’s share repurchase authorization amount by an additional $100.0 million of the Company’s Class A common stock from the previously announced $100.0 million, with no requirement to purchase any minimum number of shares. As of February 23, 2023, $121.6 million remains of the combined $200.0 million share repurchase authorization.
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
Exchange Rights
In accordance with the PWP OpCo LPA, PWP OpCo Unitholders (other than the Company) may exchange these units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock with the form of consideration determined by the Company. See Note 11—Stockholders' Equity in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information.
Sponsor Share Surrender and Share Restriction Agreement
Concurrent with the Business Combination Agreement, FTIV, PWP OpCo and certain other parties entered into the Sponsor Share Surrender and Share Restriction Agreement with the Sponsor, which was amended on May 4, 2021. See Note 11—Stockholders' Equity in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information.
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

Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and ILPs that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. See Note 17—Related Party Transactions in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information as well as the expected timing of payments.
Other Contractual Obligations
We have various non-cancelable operating leases in connection with the leases of our office spaces and equipment. The related lease agreements, which range from non-cancelable to month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. See Note 5—Leases in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information as well as the expected timing of payments. Our London and New York office leases had expiration dates in December 2022 and September 2023, respectively. The Company signed new lease agreements in February 2022 for the London office and in April 2022 for the New York office spaces, which expand our square footage meaningfully in both locations in order to accommodate our anticipated growth. This expansion increased our contractual obligations upon lease commencement and will require capital contributions towards the design and construction of these spaces, mitigated in part by free rent periods at both locations. Construction of the London space was completed in February 2023 and completion of the New York space is expected by the end of 2023. As of December 31, 2022, the Company estimates spending approximately $25 million to complete the construction of these spaces, net of tenant improvement allowances.

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
With respect to investments, we manage our credit risk exposure by maintaining investment grade credit quality. As of December 31, 2022, the Company held investments of $140.1 million in U.S. Treasury securities with maturities of less than 12 months.
Exchange Rate Risk
The Company is exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of its operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, Euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the years ended December 31, 2022, 2021 and 2020, the net impact of non-functional currency-related transaction gains and losses recorded in Other income (expense) on our Consolidated Statements of Operations was a $6.8 million gain, a $0.2 million loss, and a $0.2 million loss, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the U.S. dollar strengthened. For the years ended December 31, 2022, 2021, and 2020, the net impact of the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) within our Consolidated Statements of Comprehensive Income (Loss) was a $9.7 million loss, a $1.5 million loss, and a $3.5 million gain, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future.
As of December 31, 2022, we held balances of $43.7 million of non-U.S. dollar denominated currencies, composed of pound sterling, the Euro, and Canadian dollars.

Critical Accounting Estimates
We believe that the critical accounting estimates included below represent those that are most important to the presentation of our financial condition and results of operations and require management's most difficult, subjective and complex judgment.
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
Revenue Recognition
The services provided under contracts with clients include transaction-related advisory services, fairness opinion services, research and trading services, and underwriting services. The fee structures for the Company’s transaction-related advisory services often involve an “all or nothing” consideration amount and the associated fees are predominantly considered variable as they are often based on the ultimate transaction value or the outcome ultimately achieved and/or are susceptible to factors outside of the Company’s influence, such as third-party negotiations, regulatory approval, court approval, and shareholder votes. Accordingly, a large portion of the fees associated with these services is constrained until substantially all services have been provided, specified conditions have been met and/or certain milestones have been achieved, and it is probable that a significant revenue reversal will not occur in a future period. Such determination of probability may require significant judgement, especially when assessed near the end of a reporting period.
The Company records deferred revenue when it receives fees from clients that have not yet been earned or when the Company has an unconditional right to consideration before all performance obligations are complete (e.g., when announcement fees are received but additional services are expected to be provided between transaction announcement and transaction close). In these cases, the deferred amount is often based on an estimate of the services remaining to be completed, if any. The determination of when and to what extent to subsequently recognize deferred variable fees may require significant judgment, particularly when milestones are met near the end of a reporting period and in cases where additional services are expected to be provided subsequent to the achievement of the milestone.
Certain fixed fees specified in the Company’s contracts, which may include upfront fees and retainers, are recognized on a systematic basis over the estimated period in which the related services are performed. Estimating contract terms may require significant judgment and often change over the course of an engagement.
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

Income Taxes
Our income tax expense, deferred tax assets and deferred tax liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and certain foreign jurisdictions. We make estimates and judgments in determining the provision for income taxes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial reporting purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period.
We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover the deferred tax assets recorded on our Consolidated Statements of Financial Condition. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including projected future taxable income. In projecting future taxable income, we begin with historical results and incorporate certain assumptions, including revenue growth and operating margin. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying business.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that based on the technical merits it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
Equity Compensation
The Company granted certain employees Transaction Pool PSUs and Long-Term Incentive Awards that vest upon the occurrence of both service and market conditions being achieved. Compensation expense is recognized for these equity-based awards over the requisite vesting period in an amount equal to the fair value of the awards at the grant date, provided the requisite service period is completed, irrespective of whether the market condition is satisfied. The effect of the market condition is reflected in the grant date fair value of the award. The Company utilized a Monte Carlo simulation valuation model to determine the grant date fair value which required significant judgment for various inputs including the risk-free interest rate, dividend yield and the volatility factor.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Perella Weinberg Partners

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Perella Weinberg Partners (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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
New York, New York
February 28, 2023

Perella Weinberg Partners
Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$171,570	$502,773
Restricted cash	2,596	2,002
Investments in short-term marketable debt securities	140,110	—
Accounts receivable, net of allowance	67,906	46,914
Due from related parties	3,362	4,225
Fixed assets, net of accumulated depreciation and amortization	48,390	10,362
Intangible assets, net of accumulated amortization	25,772	32,352
Goodwill	34,383	34,383
Prepaid expenses and other assets	36,190	24,313
Right-of-use lease assets	153,720	39,912
Deferred tax asset, net	33,094	21,091
Total assets	$717,093	$718,327
Liabilities and Equity
Accrued compensation and benefits	$214,082	$311,500
Deferred compensation programs	2,929	11,221
Accounts payable, accrued expenses and other liabilities	46,336	31,048
Deferred revenue	5,014	7,845
Lease liabilities	165,601	43,448
Warrant liabilities	—	27,805
Amount due pursuant to tax receivable agreement	22,991	14,108
Total liabilities	456,953	446,975
Commitments and Contingencies (Note 18)
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 52,237,247 issued and 41,744,961 outstanding at December 31, 2022; 1,500,000,000 shares authorized, 43,649,319 issued and 42,649,319 outstanding at December 31, 2021)	$5	$4
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 44,563,877 issued and outstanding at December 31, 2022; 600,000,000 shares authorized, 50,154,199 issued and outstanding at December 31, 2021)	4	5
Preferred stock, par value $0.0001 per share (100,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021, respectively)	—	—
Additional paid-in-capital	242,129	158,131
Retained earnings (accumulated deficit)	(18,071)	(18,075)
Accumulated other comprehensive income (loss)	(6,538)	(1,746)
Treasury stock, at cost (10,492,286 and 1,000,000 shares of Class A common stock at December 31, 2022 and December 31, 2021, respectively)	(80,067)	(12,000)
Total Perella Weinberg Partners equity	137,462	126,319
Non-controlling interests	122,678	145,033
Total equity	260,140	271,352
Total liabilities and equity	$717,093	$718,327
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues	$631,507	$801,662	$518,986
Expenses
Compensation and benefits	391,333	504,364	374,332
Equity-based compensation	154,158	96,330	24,815
Total compensation and benefits	545,491	600,694	399,147
Professional fees	34,824	41,891	42,880
Technology and infrastructure	30,084	28,355	27,281
Rent and occupancy	24,898	26,406	27,958
Travel and related expenses	13,034	6,261	5,725
General, administrative and other expenses	20,215	16,982	15,060
Depreciation and amortization	10,694	14,489	15,531
Total expenses	679,240	735,078	533,582
Operating income (loss)	(47,733)	66,584	(14,596)
Non-operating income (expenses)
Related party income	2,805	7,516	9,263
Other income (expense)	7,978	761	185
Change in fair value of warrant liabilities	15,806	(4,897)	—
Loss on extinguishment of debt	—	(39,408)	—
Interest expense	(276)	(7,606)	(15,741)
Total non-operating income (expenses)	26,313	(43,634)	(6,293)
Income (loss) before income taxes	(21,420)	22,950	(20,889)
Income tax benefit (expense)	(10,327)	(18,927)	(3,453)
Net income (loss)	(31,747)	4,023	$(24,342)
Less: Net income (loss) attributable to non-controlling interests	(49,625)	13,444
Net income (loss) attributable to Perella Weinberg Partners	$17,878	$(9,421)
Net income (loss) per share attributable to Class A common shareholders (1)
Basic	$0.41	$(0.22)
Diluted	$(0.46)	$(0.66)
Weighted-average shares of Class A common stock outstanding (1)
Basic	43,837,640	42,595,712
Diluted	89,755,632	92,749,911
__________________
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

Perella Weinberg Partners
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(31,747)	$4,023	$(24,342)
Foreign currency translation gain (loss), net of tax	(9,682)	(1,481)	3,494
Comprehensive income (loss)	(41,429)	2,542	$(20,848)
Less: Comprehensive income (loss) attributable to non-controlling interests	(54,515)	12,883
Comprehensive income (loss) attributable to Perella Weinberg Partners	$13,086	$(10,341)

The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Changes in Equity
(Dollars in Thousands)

		Shares								Accumulated Other Comprehensive Income (Loss)
	Partners’ Capital	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)		Non- Controlling Interests	Total Equity
Balance at December 31, 2019	$87,725	—	—	—	$—	$—	$—	$—	$—	$(5,820)	$—	$81,905
New accounting pronouncement adoption	(188)	—	—	—	—	—	—	—	—	—	—	(188)
Net income (loss)	(24,342)	—	—	—	—	—	—	—	—	—	—	(24,342)
Equity-based compensation	24,815	—	—	—	—	—	—	—	—	—	—	24,815
Distributions to partners	(11,989)	—	—	—	—	—	—	—	—	—	—	(11,989)
Other	488	—	—	—	—	—	—	—	—	—	—	488
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	3,494	—	3,494
Balance at December 31, 2020	$76,509	—	—	—	$—	$—	$—	$—	$—	$(2,326)	$—	$74,183
Net income (loss) prior to Business Combination	59,857	—	—	—	—	—	—	—	—	—	—	59,857
Equity-based compensation prior to Business Combination	11,761	—	—	—	—	—	—	—	—	—	—	11,761
Foreign currency translation gain (loss) prior to Business Combination	—	—	—	—	—	—	—	—	—	526	—	526
Distributions to partners prior to Business Combination	(47,389)	—	—	—	—	—	—	—	—	—	—	(47,389)
Other, prior to Business Combination	374	—	—	—	—	—	—	—	—	—	—	374
Effect of Business Combination	(101,112)	42,956,667	50,154,199	—	4	5	—	133,832	—	974	154,619	188,322
Net income (loss) after Business Combination	—	—	—	—	—	—	—	—	(9,421)	—	(46,413)	(55,834)
Equity-based awards after Business Combination	—	—	—	—	—	—	—	45,594	—	—	39,678	85,272
Distributions to partners after Business Combination	—	—	—	—	—	—	—	—	—	—	(18,542)	(18,542)
Liability awards reclassification to equity	—	—	—	—	—	—	—	3,912	—	—	—	3,912
Issuance of Class A common stock for vested PWP Incentive Plan Awards	—	692,652	—	—	—	—	—	—	—	—	—	—
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	—	(10,462)	—	—	—	(10,462)
Dividends declared ($0.14 per share of Class A common stock)	—	—	—	—	—	—	—	230	(8,654)	—	—	(8,424)
Foreign currency translation gain (loss) after Business Combination	—	—	—	—	—	—	—	—	—	(920)	(1,087)	(2,007)
Other, after Business Combination	—	—	—	—	—	—	—	870	—	—	933	1,803
Treasury stock purchase	—	—	—	(1,000,000)	—	—	(12,000)	—	—	—	—	(12,000)
Change in ownership interests	—	—	—	—	—	—	—	(15,845)	—	—	15,845	—
Balance at December 31, 2021	$—	43,649,319	50,154,199	(1,000,000)	$4	$5	$(12,000)	$158,131	$(18,075)	$(1,746)	$145,033	$271,352
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Changes in Equity – Continued
(Dollars in Thousands)

		Shares								Accumulated Other Comprehensive Income (Loss)
	Partners’ Capital	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)		Non- Controlling Interests	Total Equity
Balance at December 31, 2021	$—	43,649,319	50,154,199	(1,000,000)	$4	$5	$(12,000)	$158,131	$(18,075)	$(1,746)	$145,033	$271,352
Net income (loss)	—	—	—	—	—	—	—	—	17,878	—	(49,625)	(31,747)
Equity-based awards	—	—	—	—	—	—	—	81,804	—	—	74,616	156,420
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(44,455)	(44,455)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	—	1,426,073	—	51,730	—	—	620	(620)	—	—	—	—
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	—	(9,703)	—	—	—	(9,703)
Dividends declared ($0.28 per share of Class A common stock)	—	—	—	—	—	—	—	522	(17,874)	—	—	(17,352)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	(4,792)	(4,890)	(9,682)
Other	—	—	—	—	—	—	—	702	—	—	1,233	1,935
Issuance of Class A common stock and exchange of PWP OpCo Units with corresponding Class B common stock for cash using Offering proceeds (Note 11—Stockholders' Equity)	—	3,502,033	(3,498,534)	—	1	—	—	(538)	—	—	—	(537)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11—Stockholders' Equity)	—	2,093,874	(2,091,788)	—	—	(1)	—	598	—	—	—	597
Warrant exchange for Class A common stock	—	1,565,948	—	—	—	—	—	11,999	—	—	—	11,999
Treasury stock purchases	—	—	—	(9,544,016)	—	—	(68,687)	—	—	—	—	(68,687)
Change in ownership interests	—	—	—	—	—	—	—	(766)	—	—	766	—
Balance at December 31, 2022	$—	52,237,247	44,563,877	(10,492,286)	$5	$4	$(80,067)	$242,129	$(18,071)	$(6,538)	$122,678	$260,140
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$(31,747)	$4,023	$(24,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on debt extinguishment	—	39,408	—
Equity-based awards vesting expense	156,420	97,033	24,815
Depreciation and amortization	10,694	14,489	15,531
Amortization of debt discounts and deferred financing costs	149	2,087	3,964
Change in fair value of warrant liabilities	(15,806)	4,897	—
Foreign currency revaluation	(4,692)	—	—
Non-cash operating lease expense	15,948	17,361	17,069
Deferred taxes	(2,743)	(3,716)	(564)
Bad debt expense	2,158	646	2,991
Other	286	(319)	19
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	(24,339)	(7,127)	27,527
Due from related parties	864	(3,612)	1,537
Prepaid expenses and other assets	(14,440)	(15,205)	3,089
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(91,431)	103,851	19,348
Deferred compensation programs	(5,704)	(5,939)	2,756
Accounts payable, accrued expenses and other liabilities	(3,324)	7,780	2,966
Deferred revenue	(2,481)	(2,667)	8,717
Lease liabilities	(7,585)	(18,082)	(19,516)
Net cash provided by (used in) operating activities:	(17,773)	234,908	85,907
Cash flows from investing activities
Purchases of fixed assets	(26,560)	(1,462)	(5,522)
Purchases of investments in short-term marketable debt securities	(139,171)	—	—
Other	(500)	(978)	—
Net cash provided by (used in) investing activities	(166,231)	(2,440)	(5,522)
Cash flows from financing activities
Proceeds from Business Combination, including PIPE Investment	—	355,021	—
Payment of Business Combination costs	—	(23,895)	—
Draw down of Revolving Credit Facility	—	—	22,000
Principal payment on Revolving Credit Facility	—	(27,690)	(32,000)
Redemption of Convertible Notes	—	(160,930)	—
Redemption of partners’ interests	—	(104,540)	—
Proceeds from the Offering, net of underwriting discount	36,526	—	—
Exchange of PWP OpCo Units and corresponding Class B common stock for cash using Offering proceeds	(36,526)	—	—
Payment of offering costs	(1,318)	—	—
Distributions to partners	(44,455)	(65,931)	(11,989)
Dividends paid on Class A and Class B common stock	(12,840)	(5,990)	—
Withholding payments for vested PWP Incentive Plan Awards	(9,703)	(10,462)	—
Treasury stock purchases	(68,452)	(12,000)	—
Debt issuance costs	—	(361)	—
Proceeds from Partner Promissory Note	—	1,757	—
Net cash provided by (used in) financing activities	(136,768)	(55,021)	(21,989)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,837)	(3,580)	5,930
Net increase (decrease) in cash, cash equivalents and restricted cash	(330,609)	173,867	64,326
Cash, cash equivalents and restricted cash, beginning of period	504,775	330,908	266,582
Cash, cash equivalents and restricted cash, end of period	$174,166	$504,775	$330,908
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Cash Flows – Continued
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures of non-cash activities
Lease liabilities arising from obtaining right-of-use lease assets	$131,232	$4,111	$14,192
Accrued capital expenditures	$16,395	$—	$—
Accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards	$5,711	$2,664	$—
Non-cash paydown of Partner promissory notes	$2,567	$—	$—
Deferred tax effect resulting from exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$1,362	$—	$—
Accrued treasury stock purchases	$235	$—	$—
Liability awards reclassification to equity	$—	$3,912	$—
Net assets of deconsolidated affiliate	$—	$394	$—
Supplemental disclosures of cash flow information
Cash paid for income taxes	$25,995	$12,547	$2,242
Cash paid for interest	$127	$5,515	$11,777
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 1—Organization and Nature of Business
Perella Weinberg Partners and its consolidated subsidiaries, including PWP Holdings LP (“PWP OpCo”) (collectively, “PWP” and the “Company”), is a global independent advisory firm that provides strategic and financial advice to a wide range of clients. The Company’s activities as an investment banking advisory firm constitute a single business segment that provides a range of advisory services, including advice related to mission-critical strategic and financial decisions, mergers and acquisitions execution, shareholder and defense advisory, financing and capital solutions advice with resources focused on restructuring and liability management, capital markets advisory, private capital placement, as well as specialized underwriting and research services primarily for the energy and related industries.
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
In preparing the consolidated financial statements, management makes certain estimates regarding the measurement of amounts due pursuant to the tax receivable agreement, measurement and timing of revenue recognition, assumptions used in the provision for income taxes, measurement of equity-based compensation, evaluation of goodwill and intangible assets, fair value measurement of financial instruments, and other matters that affect the reported amounts and disclosures of contingencies in the consolidated financial statements.
Cash, Cash Equivalents and Restricted Cash
Cash includes both cash and interest-bearing money market accounts and cash equivalents are defined as highly liquid investments with original maturities of three months or less from the date of purchase. As of December 31, 2022 and 2021 the Company had no cash equivalents. The Company maintains cash with banks and brokerage firms, which from time to time may exceed federally insured limits.
Restricted cash represents cash that is not readily available for general purpose cash needs. As of December 31, 2022 and 2021, the Company had restricted cash of $2.6 million and $2.0 million, respectively, maintained as collateral for letters of credit related to certain office leases.
A reconciliation of the Company’s cash, cash equivalents and restricted cash as of December 31, 2022 and 2021 is presented below:

	December 31,
	2022	2021
Cash	$171,570	$502,773
Cash equivalents	—	—
Restricted cash	2,596	2,002
Cash, cash equivalents and restricted cash as shown on statements of cash flows	$174,166	$504,775
Investments in Short-Term Marketable Debt Securities
The Company invests in short-term marketable debt securities to manage excess liquidity. As of December 31, 2022, these investments consisted solely of U.S. Treasury securities held by a consolidated broker-dealer subsidiary and were carried at fair value with changes in fair value included in Other income (expense) on the Consolidated Statements of Operations, as is required for broker-dealers. In general, these investments are recorded on the Consolidated Statements of Financial Condition within Cash and cash equivalents for investments with an original maturity from the date of purchase of three months or less, and within Investments in short-term marketable debt securities for those with original maturities longer than three months but less than one year.
Accounts Receivable
Accounts receivable are presented net of allowance for credit losses based on the Company’s assessment of collectability. The Company regularly reviews its accounts receivable for collectability and an allowance is recognized for credit losses, if required. As of December 31, 2022 and 2021, $5.1 million and $2.5 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Consolidated Statements of Financial Condition. These amounts represent amounts due from clients and recognized as revenue in accordance with the Company’s revenue recognition policies but unbilled at the end of the period.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Accounts receivable represent amounts due from clients from various industry and geographic backgrounds. As of December 31, 2022, certain accounts receivable in the aggregate amount of $28.4 million, were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end. As of December 31, 2021, certain accounts receivable in the aggregate amount of $13.6 million, were greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end.
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
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of December 31, 2022 and December 31, 2021, the net assets of PWP OpCo were $237.9 million and $268.5 million, respectively. As of December 31, 2022 and December 31, 2021, the Company did not consolidate any VIEs other than PWP OpCo.
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
Fair Value of Financial Instruments
The Company’s financial instruments are generally recorded at fair value or at amounts that approximate fair value. The carrying values of cash, restricted cash, accounts receivable, amounts due from related parties, accounts payable and certain accrued liabilities approximate their fair values due to the short-term nature of these items.

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
Prepaid Expenses and Other Assets
Generally, prepaid expenses comprise the majority of Prepaid expenses and other assets on the Consolidated Statements of Financial Condition and represent upfront payments for various services, including subscriptions, cloud computing arrangements, software licenses and insurance, which are amortized over the life, related service period or policy. Other substantial components of Prepaid expenses and other assets are receivables from landlords for tenant improvements, income tax receivables, and certain investments.
Repurchases of Common Stock
Shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The Company may structure such repurchases as either a purchase of treasury stock or a retirement of shares. The Company records its purchases of treasury stock at cost as a separate component of equity. The Company may re-issue treasury stock using the first-in-first-out method.
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and ILPs that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. Management’s best estimate of the amounts expected to be owed in connection with the tax receivable agreement at each reporting date are reported within Amount due pursuant to tax receivable agreement on the Consolidated Statements of Financial Condition.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Leases
The Company leases office space and certain office equipment under operating lease agreements. The Company determines if an arrangement or contract is a lease at inception and does not separate lease and non-lease components of the contract. The Company records the present value of its commitments for leases with terms of more than one year on the Consolidated Statements of Financial Condition as a right-of-use asset with the corresponding liability. Right-of-use assets are subject to certain adjustments for lease incentives, deferred rent and initial direct costs. The Company elected the practical expedient not to separate lease components and non-lease components in calculating the net present value of the lease payments on office space and office equipment leases. Thus, the measurement of the right-of-use asset and corresponding lease obligation uses one single combined component. All leases were determined to be operating leases. Right-of-use assets represent the Company’s right to use the underlying assets for their lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from these leases. The Company’s lease agreements do not contain any residual value guarantees. Lease expense is recognized on a straight-line basis over the lease term.
The implicit discount rates used to determine the present value of the Company’s leases are not readily determinable, thus, the Company uses its incremental borrowing rate to determine the present value of its lease payments. The determination of an appropriate incremental borrowing rate requires significant assumptions and judgement. The Company’s incremental borrowing rate is calculated based on multiple factors, including current market conditions, the Company’s credit rating and the terms of the Company’s recent debt issuances and/or current revolving credit facilities. The Company weights the rates appropriately depending on the term of the leases. Renewal and termination terms of the Company’s leases vary depending on the lease. The Company estimates the expected lease terms by assuming the exercise of renewal options and extensions where an economic penalty exists that would preclude the abandonment of the lease at the end of the initial non-cancelable term and the exercise of such renewal or extension is at the sole discretion of the Company. Certain lease agreements are secured by security deposits, which are reflected in Prepaid expenses and other assets on the Consolidated Statements of Financial Condition.
The Company subleases certain portions its office space. Sublease income is recognized on a straight-line basis over the term of the lease. The Company elected the practical expedient not to separate lease components and non-lease components for subleases.
Income Taxes
Prior to the Business Combination, the Company operated as a partnership, and therefore, was generally not subject to U.S. federal and state corporate income taxes. Subsequent to the Business Combination, PWP is a corporation and is subject to U.S. federal and state corporate income taxes on its proportionate share of taxable income generated by the operating partnership, PWP OpCo, as well as any standalone income (or loss) generated at the PWP entity level. PWP OpCo is treated as a partnership, and as a result, taxable income (or loss) generated by PWP OpCo flows through to its limited partners, including PWP, and is generally not subject to U.S. federal or state income tax at the partnership level. The Company primarily conducts business through entities held by PWP OpCo, that are disregarded for U.S. federal and state tax purposes. Certain non-U.S. subsidiaries are subject to income taxes in their respective local jurisdictions, and therefore, the related income tax provision is reported in the Consolidated Statements of Operations.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The Company analyzes its tax positions for all U.S. federal, state and local and foreign tax jurisdictions where it is required to file income tax returns. The Company records unrecognized tax benefits based on whether it is more-likely-than-not that the uncertain tax position will be sustained based on the technical merits of the position. If it is determined, that an uncertain tax position is more-likely-than-not to be sustained, the Company records the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income tax benefit (expense) in the Consolidated Statements of Operations.
Debt Discounts and Issuance Costs
The Company presents its outstanding debt principal, net of the unamortized debt discounts and issuance costs on the Consolidated Statements of Financial Condition. Debt discounts and issuance costs are amortized using the effective interest method to determine interest expense over the life of the underlying debt instrument. The Company includes unamortized debt issuance costs within Prepaid expenses and other assets on the Consolidated Statements of Financial Position in periods with no outstanding borrowings.
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $6.8 million, $(0.2) million and $(0.2) million during the years ended December 31, 2022, 2021, and 2020, respectively, which are included in Other income (expense) in the Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains and losses are generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive loss in the Consolidated Statements of Changes in Equity.
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
Although the Company’s transaction-related advisory services meet the criteria for over time revenue recognition, the fee structures often involve an “all or nothing” consideration amount and the associated fees are predominantly considered variable as they are often based on the ultimate transaction value or the outcome ultimately achieved and/or are susceptible to factors outside of the Company’s influence such as third-party negotiations, regulatory approval, court approval, and shareholder votes. Accordingly, a large portion of the fees associated with these services is constrained until substantially all services have been provided, specified conditions have been met and/or certain milestones have been achieved, and it is probable that a significant revenue reversal will not occur in a future period. Such determination of probability may require significant judgment.
In some cases, a portion of the variable fees may be deferred based on the services remaining to be completed, if any (e.g., when announcement fees are earned but additional services are expected to be provided between transaction announcement and transaction close). The deferred amount is often based on an estimate of the services remaining to be completed, if any. The determination of when and to what extent to subsequently recognize deferred variable fees may require significant judgment, particularly when milestones are met near the end of a reporting period and in cases where additional services are expected to be provided subsequent to the achievement of the milestone.
Certain fixed fees specified in the Company’s contracts, which may include upfront fees and retainers, are recognized on a systematic basis over the estimated period in which the related services are performed. Payments for transaction-related advisory services are generally due upon completion of a specified event or, for retainer fees, periodically over the course of the engagement. The Company recognizes a receivable between the date of completion of the event and payment by the client.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Research and Trading Services
The Company provides research on the energy and related industries and related equity and commodity markets. The Company’s research clients continuously benefit from the research provided throughout arrangements between the Company and such clients, and, accordingly, over time revenue recognition matches the transfer of such benefits. Recipients of this research compensate the Company for these market insights in various ways - by direct payment (the amount of which is typically at the client’s discretion based upon the perceived value of the research services provided) or through trades directed through the Company’s trading desk (for commission generation) or through third-party commission sharing agreements. These services are sometimes referred to as “soft-dollar arrangements,” and the amount of payment is typically based on a percentage of commission income generated from the client’s trades executed by the Company. The commission per share and volume of trades are at the client’s discretion based upon the perceived value of the research services and trade execution provided. Generally, the Company does not provide trading services separate and apart from research services (i.e., clients do not typically execute trades through the Company in the normal course of business; rather, trade execution is used as a means to be compensated for research services).
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
Contract Costs and Contract Balances
Incremental costs of obtaining a contract are expensed as incurred as such costs are generally not recoverable. Costs to fulfill contracts consist of out-of-pocket expenses that are part of performing transaction-related advisory services and are typically expensed as incurred as these costs are related to performance obligations that are satisfied over time. The Company is typically reimbursed by the client for certain of these out-of-pocket expenses, which is recorded within Revenues in the Consolidated Statements of Operations.

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
Equity-Based Compensation
Equity-based compensation relates to equity-based awards granted to employees and partners of the Company. In all instances of equity-based awards, compensation expense is recognized over the requisite vesting period or requisite service period in an amount equal to the fair value of the awards at the grant date. Certain awards are amortized over the expected service period for employees who are or will become retirement eligible prior to the stated vesting date. Equity-based compensation expense for employees and partners is included in Equity-based compensation on the Consolidated Statements of Operations and equity-based compensation expense for non-employees is included in Professional fees on the Consolidated Statements of Operations. Refer to Note 13—Equity-Based Compensation for detail of amounts included in each financial statement line item. The Company accounts for forfeitures of awards as they occur rather than applying an estimated forfeiture rate. For an award with service-only conditions that has a graded vesting schedule, the Company recognizes the compensation cost for the entire award on a straight-line basis over the requisite service period, ensuring that the amount recognized is at least equal to the vested portion of the award at each reporting date.
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
Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements that had a material effect on the Company’s consolidated financial statements.
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
•FTIV issued new shares of Class B-1 common stock, which have 10 votes per share and Class B-2 common stock, which have one vote per share, to PWP OpCo, with the Class B-1 common stock being distributed to and owned by Professional Partners and the Class B-2 common stock being distributed to and owned by ILPs, with the number of shares of such common stock issued to PWP OpCo equal the number of PWP OpCo Units that were held by Professional Partners and ILPs, respectively, following the Closing;
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
On the date of the Closing, the Company recorded $22.2 million in public warrant liabilities and $0.7 million in private warrant liabilities, which represented their fair value on such date. See Note 12—Warrants for further information. In conjunction with the Business Combination, the Company incurred approximately $2.9 million in transaction expenses, which were recorded in Professional fees on the Consolidated Statements of Operations, as well as $27.6 million of offering costs which were offset against the proceeds of the Business Combination. The Business Combination resulted in an increase to the Company’s deferred tax assets, with a corresponding increase to the Amount due pursuant to tax receivable agreement, primarily related to a step-up in the tax basis of certain assets that will be recovered as those assets are amortized.
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

	Year Ended December 31,
	2022	2021	2020
Over time	$609,392	$749,067	$494,295
Point in time	22,115	52,595	24,691
Total revenues	$631,507	$801,662	$518,986
Reimbursable expenses billed to clients was $3.2 million, $5.0 million, and $6.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Remaining Performance Obligations and Revenue Recognized from Past Performance
As of December 31, 2022, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied is $4.5 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services.
The Company recognized revenue of $333.2 million, $313.2 million, and $177.4 million, respectively, during the years ended December 31, 2022, 2021, and 2020, related to performance obligations that were satisfied or partially satisfied in prior periods. These amounts were recognized upon resolution of revenue constraints and uncertainties in the respective current period and generally related to transaction-related advisory services.
Contract Balances
As of December 31, 2022 and 2021, the Company recorded $5.0 million and $7.8 million, respectively, for contract liabilities which are presented as Deferred revenue on the Consolidated Statements of Financial Condition. The Company recognized revenue of $5.6 million, $10.6 million and $1.7 million, respectively, for the years ended December 31, 2022, 2021, and 2020, of the respective beginning deferred revenue balance, which was primarily related to transaction-related advisory services that are recognized over time.
Allowance for Credit Losses
The allowance for credit losses activity for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
Beginning Balance(1)	$1,851	$1,045	$1,924
Bad debt expense	2,158	646	2,991
Write-offs	(2,834)	(551)	(3,588)
Recoveries	—	710	—
Foreign currency translation and other adjustments	(32)	1	(282)
Ending Balance	$1,143	$1,851	$1,045
__________________
(1)Beginning balance for the year ended December 31, 2020 includes the cumulative adjustment of approximately $0.2 million which reflects the increase in the Company’s allowance for credit losses upon adoption of Accounting Standards Update 2016-13 on January 1, 2020.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 5—Leases
The Company leases office space and certain office equipment under operating lease agreements. See summary below of significant new leases and lease modifications.
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
Other information as it relates to the Company’s operating leases is as follows:

	Year Ended December 31,
	2022	2021
Weighted-average discount rate - operating leases	4.6%	2.5%
Weighted-average remaining lease term - operating leases	14.9 years	3.3 years

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$20,140	$19,006	$19,486
Variable lease cost	2,550	4,716	6,145
Sublease income - operating leases	(682)	(2,957)	(3,942)
Total net lease cost	$22,008	$20,765	$21,689

Cash paid for lease obligation	$17,057	$19,858	$21,532

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of December 31, 2022, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases	Sublease Income	Net Payments
2023	$(3,851)	$307	$(4,158)
2024	7,628	—	7,628
2025	18,214	—	18,214
2026	19,285	—	19,285
2027	18,452	—	18,452
Thereafter	187,612	—	187,612
Total lease payments (1)	247,340	$307	$247,033
Less: Imputed Interest	(81,739)
Total lease liabilities	$165,601
__________________
(1)Total future lease payments are presented net of expected lease incentives, including landlord contributions to tenant improvements.
Refer to Note 17—Related Party Transactions for information regarding the Company’s subleasing arrangements.
Note 6—Goodwill and Intangible Assets
Goodwill
In connection with the 2016 business combination between the Company and Tudor, Pickering, Holt & Co., LLC (the “TPH Business Combination”), the Company recorded goodwill in the amount of $34.4 million. Based on the Company’s quantitative assessment for impairment, no goodwill impairment was recorded during the years ended December 31, 2022, 2021, and 2020.
Intangible Assets
Below is the detail of the intangible assets that were recognized in conjunction with the TPH Business Combination:

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(28,835)	$18,565
Trade names and trademarks	18,400	(11,193)	7,207
Total	$65,800	$(40,028)	$25,772

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(24,095)	$23,305
Trade names and trademarks	18,400	(9,353)	9,047
Total	$65,800	$(33,448)	$32,352

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The intangible assets are amortized over an average useful life of 10 years. Intangible amortization expense was $6.6 million for each of the years ended December 31, 2022, 2021, and 2020, which is included in Depreciation and amortization in the Consolidated Statements of Operations. Amortization of intangible assets held at December 31, 2022 is expected to be $6.6 million for each of the years ending December 31, 2023, 2024, and 2025, and $6.0 million for the year ending December 31, 2026. These intangible assets will be fully amortized by November 30, 2026.
Note 7—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries, including the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (FINRA), the New Self-Regulatory Organization of Canada (“New SRO,” formerly the Investment Industry Regulatory Organization of Canada or “IIROC”), the Financial Conduct Authority (FCA) of the United Kingdom (the “UK”) and the Autorité de contrôle prudentiel et de resolution (ACPR) of France. None of the SEC regulated subsidiaries hold funds or securities for, or owe money or securities to, clients or carry accounts of or for clients, and as such are all exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of December 31, 2022 and 2021, all regulated subsidiaries were in excess of their applicable capital requirements.
As a result of the capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.
Note 8—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Leasehold improvements	$76,389	$45,770
Furniture and fixtures	15,313	12,028
Equipment	21,382	15,969
Software	6,945	8,581
Total	120,029	82,348
Less: Accumulated depreciation and amortization	(71,639)	(71,986)
Fixed assets, net	$48,390	$10,362
Depreciation expense related to fixed assets was $3.1 million, $6.7 million, and $7.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. Amortization expense related to software development costs was $1.0 million, $1.2 million, and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
During the year ended December 31, 2022, the Company disposed of certain obsolete assets, substantially all of which were fully depreciated. Substantially all leasehold improvement assets capitalized during the year ended December 31, 2022 were related to build-out projects associated with new or amended office leases in New York, Los Angeles, and the U.K. Refer to Note 5—Leases for further information.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The Company’s income (loss) before income taxes is associated with activities in domestic and international jurisdictions, as follows:

	Year Ended December 31,
	2022	2021	2020
Domestic	$(36,935)	$256	$(33,803)
International	15,515	22,694	12,914
Income (loss) before income taxes	$(21,420)	$22,950	$(20,889)

The components of Income tax benefit (expense) consist of the following:

	Year Ended December 31,
	2022	2021	2020
Current
Federal income tax	$(6,090)	$(6,500)	$—
State and local income tax	(3,428)	(4,437)	(1,427)
Foreign income tax	(3,552)	(11,641)	(2,615)
Total current income tax benefit (expense)	(13,070)	(22,578)	(4,042)
Deferred
Federal income tax	2,554	1,462	—
State and local income tax	232	512	—
Foreign income tax	(43)	1,677	589
Total deferred income tax benefit (expense)	2,743	3,651	589
Income tax benefit (expense)	$(10,327)	$(18,927)	$(3,453)
The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

	Year Ended December 31,
	2022	2021	2020
Expected income tax expense at the federal statutory rate	21.0%	21.0%	21.0%
Partnership income not subject to U.S. corporate income taxes	(10.7)%	(21.4)%	(21.0)%
Foreign income taxes, net of federal benefit	(7.9)%	10.7%	(9.7)%
State and local income taxes, net of federal benefit	(12.5)%	15.7%	(6.8)%
Non-deductible compensation expense	(53.5)%	26.0%	—%
Unrecognized tax benefits, net of federal benefit	5.3%	26.7%	—%
Change in fair value of warrant liabilities	7.5%	2.1%	—%
Other, net	2.6%	1.7%	—%
Effective income tax rate	(48.2)%	82.5%	(16.5)%
The Company’s effective tax rate is dependent on many factors, including the amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company was not subject to U.S. federal or state corporate income taxes prior to the Business Combination.
Current tax receivables and payables are included in Prepaid expenses and other assets and Accounts payable, accrued expenses and other liabilities, respectively, on the Consolidated Statements of Financial Condition.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount on the Company’s Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years.
The significant components of deferred tax assets and liabilities included on the Company’s Consolidated Statements of Financial Condition are as follows:

	December 31,
	2022	2021
Deferred tax asset
Step-up in tax basis in PWP OpCo assets	$24,387	$16,090
Operating lease liabilities	27,977	6,601
RSU amortization	9,510	3,818
Deferred compensation	1,758	3,241
Other	2,666	2,043
Deferred tax assets before valuation allowance	66,298	31,793
Valuation allowance	(743)	—
Total deferred tax assets	65,555	31,793
Deferred tax liability
Operating right-of-use lease assets	(26,956)	(5,969)
Intangible assets	(2,600)	(3,118)
Other	(2,905)	(1,615)
Total deferred tax liabilities	(32,461)	(10,702)
Deferred tax asset, net	$33,094	$21,091
The Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. As of December 31, 2022, the Company recorded a valuation allowance of $0.7 million related to certain state income tax credits that the Company does not expect to utilize. As of December 31, 2021, no valuation allowance was recognized. No deferred tax asset has been recorded for the excess tax over book outside basis difference related to the Company’s investment in PWP OpCo as the deferred tax asset is not expected to reverse. The Company believes it is more-likely-than-not that the remaining net deferred tax asset recorded as of December 31, 2022 will be recovered in the future based on all available positive and negative evidence.
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
For the year ended December 31, 2022, the Company recorded an increase to the deferred tax asset of $9.5 million related to the step-up in tax basis of PWP OpCo assets in connection with the exchanges of PWP OpCo units for shares of Class A common stock during the year. In connection with the step-up in tax basis generated from the exchanges, the Company increased the Amount due pursuant to tax receivable agreement on the Consolidated Statements of Financial Condition by $8.9 million. The remaining tax benefit is allocable to the Company and is recorded within additional paid-in-capital.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The Company does not have excess book over tax basis in its foreign investments and has therefore not provided a deferred tax liability with respect to an outside basis difference in its investment in foreign subsidiaries.
A reconciliation of the changes in tax positions for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
Beginning unrecognized tax benefit	$6,138	$—	$—
Additions for tax positions of prior years	—	1,574	—
Reductions for tax positions of prior years	(184)	—	—
Additions for tax positions of current year	—	4,564	—
Foreign currency translation	(326)	—	—
Ending unrecognized tax benefit	$5,628	$6,138	$—
The Company classifies interest relating to tax matters and tax penalties as components of Income tax benefit (expense) in its Consolidated Statements of Operations. As of December 31, 2022 and 2021, there were $4.7 million and $6.1 million, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. For the years ended December 31, 2022, 2021, and 2020, no material amounts of interest or penalties were recognized with respect to unrecognized tax positions.
The Company is subject to taxation in the United States and various state, local and foreign jurisdictions. As of December 31, 2022, the Company is not generally subject to examination by the tax authorities in these jurisdictions for years before 2019.
Note 10—Debt
Revolving Credit Facility
The Company has a revolving credit facility (the “Revolving Credit Facility”) through a credit agreement with Cadence Bank, N.A. (“Cadence Bank”), dated November 30, 2016 (as amended, the “Credit Agreement”), with an available line of credit of $50.0 million.
Upon consummation of the Business Combination, the Company repaid all of the outstanding borrowings under the Credit Agreement, which included $27.7 million of principal plus accrued and unpaid interest. In anticipation of the Closing, on June 15, 2021, the Credit Agreement was amended such that as of the Closing Date, (i) the maturity was extended from April 1, 2022 to July 1, 2025, (ii) interest accrues at LIBOR plus a fixed rate of 2.00% per annum (with a 0.25% LIBOR floor) with an alternate base rate option equal to Cadence Bank’s prime rate minus 1.00% (with a 3.25% floor), (iii) a commitment fee of 0.25% on any unused portion of the $50.0 million line of credit is due quarterly, (iv) up to $15.0 million of the Revolving Credit Facility may be used for the issuance of letters of credit, (v) up to $20.0 million of incremental revolving commitments may be incurred under the Credit Agreement, and (vi) certain financial covenants were amended. The Credit Agreement provides that the benchmark of LIBOR will be replaced with a SOFR-based rate on or prior to the date that the LIBOR benchmark is unavailable.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Prior to the Business Combination, the weighted average interest rate for the Revolving Credit Facility was 2.62% for the period from January 1, 2021 through June 24, 2021 (the Closing Date) and 3.02% for the year ended December 31, 2020. The effective interest rate of the Revolving Credit Facility taking into account $1.8 million in issuance costs was 3.7% for the period from January 1, 2021 through June 24, 2021 and 3.9% and for the year ended December 31, 2020. The amendment that occurred with the Business Combination was accounted for as a modification, and therefore, the unamortized original debt issuance costs as well as the additional $0.4 million in fees incurred to amend the facility are being amortized using the effective interest method to Interest expense over the amended remaining term of the Revolving Credit Facility. As of December 31, 2022 and 2021, there were no outstanding borrowings under the Revolving Credit Facility, and as such, unamortized debt issuance costs of $0.4 million and $0.5 million, respectively, are reported within Prepaid expenses and other assets on the Consolidated Statements of Financial Position. Interest expense related to the Revolving Credit Facility was $0.3 million, $0.7 million, and $1.6 million during the years ended December 31, 2022, 2021, and 2020, respectively.
Convertible Notes – Outstanding Prior to the Business Combination
In 2016, the Company issued 7.0% subordinated unsecured convertible notes with an aggregate principal amount of $150.0 million (the “Convertible Notes”). Prior to the Business Combination, each holder of Convertible Notes (each herein referred to as a “Holder”) had the right to convert all or a portion of their Convertible Notes into the Company’s common units at the conversion rate, plus an amount in cash equal to accrued and unpaid interest. The optional conversion was evaluated and deemed to be both beneficial and significant to require separation. The estimated intrinsic value of the beneficial conversion feature (“BCF”) was determined to be $32.7 million. The recognition of the BCF created a discount on the Convertible Notes with an offsetting increase to Partners’ capital.
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
Prior to the Business Combination, the effective interest rate of the Convertible Notes, considering the cash coupon rate of 7.0% as well as amortization of the BCF discount, debt discount and issuance costs, was 11.95% for the period from January 1, 2021 through June 24, 2021 (the date such Convertible Notes were redeemed) and 11.95% for the year ended December 31, 2020. The aggregate interest expense related to the Convertible Notes was $6.9 million, and $14.1 million during the years ended December 31, 2021 and 2020, respectively.
Note 11—Stockholders' Equity
Class A Common Stock
Holders of Class A common stock are entitled to one vote for each share on all matters submitted to the stockholders for their vote or approval. Additionally, holders of shares of Class A common stock are entitled to receive ratably, in proportion to the number of shares held by them, dividends and other distributions in cash, stock or property of PWP when, as, and if declared by the Board of Directors out of our assets or legally available funds. Holders of Class A common stock vote together with holders of Class B common stock as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Shares of Class A common stock as well as Class B common stock are not subject to any conversion rights and do not have preemptive or subscription rights.
As of December 31, 2021, the Company had 7,869,975 warrants outstanding, all of which were exchanged for shares of Class A common stock during the third quarter of 2022. As of December 31, 2022, no warrants remained outstanding. See Note 12—Warrants for additional information.

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
Dividends
During the years ended December 31, 2022 and 2021, the Company’s Board of Directors declared cash dividends of $0.28 per share and $0.14 per share, of Class A common stock, respectively, totaling $17.9 million and $8.7 million, respectively, including dividends paid, accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards (as defined in Note 13—Equity-Based Compensation). Holders of Class B common stock also receive dividends equal to the amount of dividends declared on 0.001 shares of Class A common stock, and such dividends are included in the aforementioned total dividends declared.
Share Repurchase Program
On February 16, 2022, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock with no requirement to purchase any minimum number of shares. Shares may be repurchased under the new repurchase program through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any transactions will be subject to the Company’s discretion. During the year ended December 31, 2022, the Company purchased 9,544,016 shares, at an average price per share of $7.20, resulting in an increase of $68.7 million, at cost, to Treasury stock on the Company’s Consolidated Statement of Financial Condition.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Non-Controlling Interests
Non-controlling interests represents the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. As of December 31, 2022 and 2021, Professional Partners and the ILPs own 44,563,877 and 50,154,199 PWP OpCo Units, respectively, which represent a 51.61% and 54.01% non-controlling ownership interest in PWP OpCo, respectively. These PWP OpCo Units are exchangeable into PWP Class A common stock on a one-for-one basis. See further discussion of exchange rights and exchange activity below. Class B-1 and Class B-2 common stock have de minimis economic rights.
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
Sponsor Share Surrender and Share Restriction Agreement
Concurrent with the Business Combination Agreement, FTIV, PWP OpCo and certain other parties entered into the Surrender Agreement with the Sponsor, which was amended on May 4, 2021, under which the founder shares owned by the Sponsor as of the Closing and certain shares of Class A common stock purchased by the Sponsor as part of private placement units in connection with FTIV’s initial public offering were subject to transfer restrictions for six months following the Closing of the Business Combination, or until December 24, 2021, and certain of the founder shares owned by the Sponsor as of the Closing continue to be subject to transfer restrictions that lapse in tranches based on share price targets or the 10 year anniversary, whichever occurs first. On January 7, 2022, the Sponsor distributed 5,456,667 shares of Class A common stock to its members (the “Sponsor Distribution”), after which the Sponsor owned 1,000,000 founder shares. The 1,000,000 founder shares retained by the Sponsor and 1,738,680 of the founder shares distributed in the Sponsor Distribution remain subject to the transfer restrictions referred to above.
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
On August 9, 2021, the Company repurchased 1,000,000 founder shares from the Sponsor at a purchase price of $12.00 per share for a total purchase price of $12.0 million. The share repurchase was recorded to Treasury stock, at cost, on our Consolidated Statements of Financial Condition.

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
On January 21, 2022, the Company closed a follow-on public offering of 3,502,033 shares of Class A common stock (the “Offering”) at a public offering price of $10.75 per share for total gross proceeds of $37.6 million, before deducting underwriting discounts and commissions. All proceeds from the Offering, net of the underwriting discounts and commissions of $0.32 per share or an aggregate of $1.1 million, were used by the Company to settle an exchange of certain PWP OpCo Units and certain shares of Class B common stock. Under the terms of the underwriting agreement, directors, officers and certain significant shareholders signed customary lockup agreements with respect to their ownership of Class A common stock. Total deferred offering costs of $1.3 million for the Offering were netted against the proceeds of the offering in Additional paid-in-capital on the Consolidated Statements of Financial Condition.
On February 28, 2022, May 31, 2022, September 6, 2022, and December 1, 2022 the Company settled exchanges of certain PWP OpCo Units and certain shares of Class B common stock for 337,048, 629,591, 764,873 and 362,362 shares of Class A common stock, respectively.
The exchanges created a step-up in tax basis for which the Company recorded on the Consolidated Statements of Financial Condition an increase in Deferred tax assets, net, as well as a related increase in Amounts due pursuant to tax receivable agreement resulting in a net increase to Additional paid-in-capital.
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
The Company incurred $1.3 million of costs directly related to the Warrant Exchange Offer, consisting primarily of dealer manager fees and professional, legal, printing, filing, regulatory, and other costs. The costs were recorded in Professional fees on the Consolidated Statements of Operations as the transactions did not generate any proceeds to the Company and therefore the costs did not qualify to be deferred or charged to Additional paid-in-capital. Immediately prior to exchange, the warrants were marked to fair value on the respective date of settlement, which was recorded within Change in fair value of warrant liabilities on the Consolidated Statements of Operations. Upon exchange, the warrant liabilities were removed from the Consolidated Statements of Financial Condition and the issuance of shares of Class A common stock was reflected within equity. No public or private warrants remained outstanding as of December 31, 2022.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Prior to Warrant Exchange
Prior to the Warrant Exchange Offer, each warrant entitled the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The warrants met the definition of a derivative under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and as such, the Company recorded these warrants as liabilities at fair value upon the closing of the Business Combination in accordance with ASC Topic 820, Fair Value Measurement, with subsequent changes in their respective fair values recorded in Change in fair value of warrant liabilities on the Consolidated Statements of Operations. See Note 16—Fair Value Measurements and Investments for descriptions of the valuation methodology and further information.
Note 13—Equity-Based Compensation
PWP Omnibus Incentive Plan Awards
Concurrent with the Business Combination, the Company adopted the Perella Weinberg Partners 2021 Omnibus Incentive Plan (the “PWP Incentive Plan”), which establishes a plan for the granting of incentive compensation awards measured by reference to PWP Class A common stock (“PWP Incentive Plan Awards”). Under the PWP Incentive Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance restricted stock units (“PSUs”), stock bonuses, other stock-based awards, cash awards or any combination of the foregoing. The PWP Incentive Plan established a reserve for a one-time grant of awards that occurred in connection with the Business Combination (the “Transaction Pool Reserve”) as well as a reserve for general purpose grants (the “General Share Reserve”). The maximum aggregate number of shares of Class A common stock reserved for issuance from the General Share Reserve will be increased on the first day of each fiscal year of the Company beginning in calendar year 2022 by the number of shares of Class A common stock equal to the excess, if any, of (i) 15% of the number of outstanding shares of Class A common stock and the outstanding PWP OpCo Units that are exchangeable for shares of Class A common stock, in each case, on the last day of the immediately preceding fiscal year, over (ii) the number of shares of Class A common stock reserved and available for issuance in respect to future grants of awards under the PWP Incentive Plan as of the last day of the immediately preceding fiscal year. The Company uses newly issued shares of Class A common stock to satisfy vested awards under the PWP Incentive Plan, with the exception of vested awards for certain employees in France which are issued out of the Company’s shares of treasury stock. Awards granted from the General Share Reserve that are subsequently forfeited, cancelled, exchanged, surrendered, terminated or expired are available for future grant. However, awards granted from the Transaction Pool Reserve that are subsequently forfeited, cancelled, exchanged, surrendered, terminated or expired are not available for future grant. As of December 31, 2022, 7,733,628 total shares remained reserved and available for future issuance under the PWP Incentive Plan.
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
Transaction Pool PSUs—The service condition requirement with respect to the Transaction Pool PSUs is generally satisfied over three to five years, with 20% of the awards vesting on each of the 36, 42, 48, 54 and 60 month anniversaries of the grant date. The market condition requirement will be satisfied in 25% increments upon the publicly traded shares of Class A common stock achieving closing share prices equal to $12, $13.50, $15 and $17 for any 20 trading days out of any 30 consecutive trading days ending prior to the sixth anniversary of the grant date. As of December 31, 2022, the $12 and $13.50 market condition requirements were satisfied.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table summarizes the balance of unvested Transaction Pool PSUs and activity during the year ended December 31, 2022:

	Transaction Pool PSUs
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2022	3,208,126	$12.74
Granted (1)	33,171	12.74
Vested	(5,000)	13.53
Forfeited	(160,000)	12.74
Balance at December 31, 2022	3,076,297	$12.73
__________________
(1)Includes dividend equivalent units that have been awarded in the form of additional Transaction Pool PSUs that were granted from the General Share Reserve.
The weighted-average grant date fair value of the Transaction Pool PSUs granted during the year ended December 31, 2021 was $12.74 per award. The total fair value of Transaction Pool PSUs that vested during each of the years ended December 31, 2022 and 2021 was nominal. As of December 31, 2022, total unrecognized compensation expense related to unvested Transaction Pool PSUs was $25.3 million, which is expected to be recognized over a weighted average period of 2.7 years.
The Company estimated the fair value of the Transaction Pool PSUs on the grant date using a Monte-Carlo simulation valuation model with the following assumptions:

2021
Risk-free interest rate	0.93%
Dividend yield	2.00%
Volatility factor (1)	32.90%
________________
(1)Based on historical peer company volatility.
Transaction Pool RSUs—The Transaction Pool RSUs generally vest in equal annual installments over the requisite service period of three years.
The following table summarizes the balance of unvested Transaction Pool RSUs and activity during the year ended December 31, 2022:

	Transaction Pool RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2022	5,450,604	$13.97
Granted (1)	18,561	13.97
Vested	(1,820,718)	13.97
Forfeited	(1,058,471)	13.97
Balance at December 31, 2022	2,589,976	$13.97
__________________
(1)Includes dividend equivalent units that have been awarded in the form of additional Transaction Pool RSUs that were granted from the General Share Reserve.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The weighted-average grant date fair value of the Transaction Pool RSUs granted during the year ended December 31, 2021 was $13.97 per award, which was based on the PWP stock price on the date of grant. The total fair value of Transaction Pool RSUs that vested during the years ended December 31, 2022 and 2021 was $16.2 million and $20.1 million, respectively. As of December 31, 2022, total unrecognized compensation expense related to unvested Transaction Pool RSUs was $27.7 million, which is expected to be recognized over a weighted average period of 1.8 years.
Long-Term Incentive Awards—The service condition requirement with respect to the Long-Term Incentive Awards is generally satisfied in two equal installments subject to continued employment on the third and fifth anniversaries of the grant date. The market condition is satisfied upon the achievement of closing stock prices equal to $15, $20, $25 and $30 for any 20 trading days out of any 30 consecutive trading days prior to the fifth anniversary of the grant date, as measured on the last calendar day of each month. The market condition is satisfied with respect to 30% of each award at the $15 closing stock price, 65% of each award at the $20 closing stock price, 82.5% of each award at the $25 closing stock price, and 100% of each award at the $30 closing stock price, subject to linear interpolation between the applicable price points.
The following table summarizes the balance of unvested Long-Term Incentive Awards and activity during the year ended December 31, 2022:

	Long-Term Incentive Awards
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2022	9,500,000	$9.55
Granted	—	—
Vested	—	—
Forfeited	(500,000)	9.55
Balance at December 31, 2022	9,000,000	$9.55
The weighted-average grant date fair value of the Long-Term Incentive Awards granted during the year ended December 31, 2021 was $9.55 per award. No Long-Term Incentive Awards vested during the years ended December 31, 2022 or 2021. As of December 31, 2022, total unrecognized compensation expense related to unvested Long-Term Incentive Awards was $55.4 million, which is expected to be recognized over a weighted average period of 2.8 years.
The Company estimated the fair value of the Long-Term Incentive Awards on the grant date using a Monte-Carlo simulation valuation model with the following assumptions:

2021
Risk-free interest rate	0.77%
Dividend yield	2.00%
Volatility factor (1)	32.41%
__________________
(1)Based on historical peer company volatility.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table summarizes the balance of unvested General RSUs and activity during the year ended December 31, 2022:

	General RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2022	906,517	$13.76
Granted (1)	6,983,355	9.82
Vested	(697,932)	11.97
Forfeited	(47,713)	11.03
Balance at December 31, 2022	7,144,227	$10.10
__________________
(1)Includes dividend equivalent units that have been awarded in the form of additional General RSUs that were granted from the General Share Reserve.
The weighted-average grant date fair value of the General RSUs granted during the year ended December 31, 2021 was $13.76 per award, which was based on the PWP stock price on the date of grant. The total fair value of General RSUs that vested during the year ended December 31, 2022 was $6.5 million and was a nominal amount for the year ended December 31, 2021. As of December 31, 2022, total unrecognized compensation expense related to unvested General RSUs was $46.8 million which is expected to be recognized over a weighted average period of 2.1 years.
Voting and Dividend Equivalent Rights
Grantees of the Company’s PWP Incentive Plan Awards have no rights as stockholders with respect to the right to vote or the right to receive dividends prior to the date that the underlying shares are issued. If during the period commencing on the grant date and ending on the date the underlying shares are issued, the Company declares a dividend on its shares, then the grantee shall be eligible to receive such dividends on or about the date such shares are issued. Grantees receive dividends in the form of cash when the underlying shares are issued, with the exception of certain employees in France and Canada who receive dividend equivalent units in the form of award grants that match the underlying award from which the dividends were generated. These additional dividend equivalent awards are issued out of the Company’s shares of treasury stock for employees in France and granted from the General Share Reserve for employees in Canada.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Legacy Awards and Professional Partners Awards
Professional Partner Awards
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
As of December 31, 2022, there was $206.2 million of unrecognized compensation expense related to unvested Professional Partners Awards, which is expected to be recognized over a weighted-average period of 3.4 years.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Legacy Awards Prior to Business Combination
During the year ended December 31, 2020, Professional Partners granted Legacy Awards with a grant date fair value of $6.4 million and a vesting term of one year. The fair value of these awards was estimated using the income approach and assumed a range of discount rates between 3.8% and 11.2%. During the year ended December 31, 2021, Professional Partners granted Legacy Awards with a vesting term of one year and a grant date fair value of $9.3 million, which was estimated using the income approach and assume a range of discount rates between 2.0% and 9.8%. Under the income approach, fair value is determined by converting future projected cash flows to a single present value amount (discounted) using current expectations about those future cash flows.
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
The Legacy Awards were cancelled in connection with the Business Combination, but the Company will continue to amortize the unrecognized cost associated with the Legacy Awards over the original vesting schedule. As of December 31, 2022, there was $9.7 million of unrecognized compensation cost associated with the Legacy Awards that is expected to be recognized over a weighted-average period of 0.8 years.
The following table presents the expense related to awards that were recorded in Professional fees and components of Equity-based compensation included on the Consolidated Statements of Operations:

	Year Ended December 31,
	2022	2021	2020
Professional fees
PWP Incentive Plan Awards	$2,262	$703	$—
Total Professional fees	$2,262	$703	$—

Equity-based compensation
PWP Incentive Plan Awards	$79,542	$44,891	$—
Legacy Awards (1)	13,241	19,105	24,815
Professional Partners Awards (1)	61,375	32,334	—
Total Equity-based compensation	$154,158	$96,330	$24,815

Income tax benefit of equity-based awards	$10,332	$4,901	$—
_________________
(1)The vesting of these awards does not dilute Perella Weinberg Partners shareholders relative to Professional Partners. As such the related equity-based compensation expense is fully attributed to non-controlling interests.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 14—Other Compensation and Benefits
Compensation and benefits includes, but is not limited to, salaries, bonuses (discretionary awards and guaranteed amounts), severance, deferred compensation, benefits and payroll taxes. In all instances, compensation expense is accrued over the requisite service period.
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
Deferred compensation liabilities will be paid at various intervals through 2023 and are presented within Deferred compensation programs on the Consolidated Statements of Financial Condition. During the year ended December 31, 2022, the Company settled $8.5 million of the deferred compensation liability, of which $2.6 million was settled through a reduction of certain partners’ outstanding promissory notes and interest receivable. Refer to Note 17—Related Party Transactions for more information. There were no forfeitures during the years ended December 31, 2022, 2021, and 2020. Compensation expenses related to these deferred compensation plans was $0.2 million, $1.1 million and $5.8 million for the years ended December 31, 2022, 2021, and 2020, respectively, and are presented within Compensation and benefits in the Consolidated Statements of Operations.
Benefit Plans
Certain employees participate in employee benefit plans, which consists of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code, (ii) a UK pension scheme for UK employees and (iii) a Germany pension plan for employees in Germany.
For the years ended December 31, 2022, 2021 and 2020, expenses related to the Company’s employee benefit plans were $5.8 million, $5.0 million, and $4.5 million, respectively, and are included in Compensation and benefits in the Consolidated Statements of Operations.

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
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Year Ended December 31, 2022	For the period from June 24, 2021 through December 31, 2021
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$17,878	$(9,421)
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	(59,197)	(51,904)
Net income (loss) attributable to Perella Weinberg Partners – diluted	$(41,319)	$(61,325)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	43,837,640	42,595,712
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	45,917,992	50,154,199
Weighted average shares of Class A common stock outstanding – diluted	89,755,632	92,749,911
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.41	$(0.22)
Diluted	$(0.46)	$(0.66)
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Year Ended December 31, 2022	For the period from June 24, 2021 through December 31, 2021
Warrants (1)	—	1,029,210
PWP Incentive Plan Awards	369,413	275,453
Total	369,413	1,304,663
__________________
(1)    When assessed for the year ended December 31, 2022, the warrants were out-of-the-money prior to the Warrant Exchange Offer, which resulted in no potentially dilutive shares under the treasury stock method. Refer to Note 12—Warrants for further information regarding the Warrant Exchange Offer.
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
Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest) based on inputs:
Level 1—Unadjusted quoted prices are available in active markets for identical financial instruments as of the reporting date.
Level 2—Pricing inputs are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3—Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation.
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
As of December 31, 2022 and 2021, the fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that are measured on a recurring basis pursuant to the above fair value hierarchy levels as of December 31, 2022 and 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets
U.S. Treasury securities	$—	$140,110	$—	$140,110
Cash surrender value of company-owned life insurance	—	488	—	488
Total financial assets	$—	$140,598	$—	$140,598

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets
Investments in mutual funds and other	$500	$—	$—	$500
Cash surrender value of company-owned life insurance	—	565	—	565
Total financial assets	$500	$565	$—	$1,065

Financial liabilities
Warrant liabilities - Public warrants	$27,063	$—	$—	$27,063
Warrant liabilities - Private warrants	—	—	742	742
Total financial liabilities	$27,063	$—	$742	$27,805
The Company had no transfers between fair value levels during each of the years ended December 31, 2022 and 2021.
As of December 31, 2022, a consolidated broker-dealer subsidiary held investments in U.S. Treasury securities with original maturities of less than 12 months, which are included in Investments in short-term marketable debt securities on the Consolidated Statements of Financial Condition. These securities are carried at fair value with changes in fair value, including earned interest income, included in Other income (expense) on the Consolidated Statements of Operations, as required for broker-dealers. The aggregate cost basis of these securities was $139.2 million as of December 31, 2022. As of December 31, 2021, the Company held investments related to a legacy deferred compensation program and securities. These amounts are included in Prepaid expenses and other assets on the Consolidated Statements of Financial Condition. The Company recognized interest income and net unrealized gains (losses) on the U.S. Treasury securities and other investments of $1.4 million for the year ended December 31, 2022 and nominal amounts for the years ended December 31, 2021 and 2020.
The cash surrender value of company-owned life insurance is included in Prepaid expenses and other assets on the Consolidated Statements of Financial Condition at the amount that could be realized under the contract as of December 31, 2022 and 2021, which approximates fair value.
Prior to the Warrant Exchange Offer, the public warrants were valued using quoted market prices on the Nasdaq Global Select Market under the ticker PWPPW and were included in Warrant liabilities on the Consolidated Statements of Financial Condition. Management determined the fair value of the private warrants using the Black-Scholes option pricing valuation model (“Valuation Model”). The private warrants were classified as Level 3 because of the use of significant unobservable inputs in the Valuation Model, which, as of December 31, 2021, included an expected dividend yield of 2.2% and expected volatility of 35.1%.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the fair value of the private warrants as included in Warrant liabilities on the Consolidated Statements of Financial Condition and the changes in fair value of the private warrants:

Private Warrants
Balance at Business Combination	$675
Change in fair value	67
Balance at December 31, 2021	742
Change in fair value	(457)
Private warrants exchanged for shares of Class A common stock	(285)
Balance at December 31, 2022	$—
Changes in fair value of the private and public warrants are presented within Change in fair value of warrant liabilities on the Consolidated Statements of Operations.
Equity Method Investments
Beginning in 2021, the Company applied the equity method of accounting to its $0.9 million investment in PFAC Holdings I LLC (“PFAC Holdings”), an indirect parent of PWP Forward Acquisition Corp. I (“PFAC”), a special purpose acquisition company. As of December 31, 2021, the balance of the Company’s equity method investment in PFAC Holdings was $1.3 million, which was presented within Prepaid expenses and other assets on the Consolidated Statements of Financial Condition. On December 13, 2022, PFAC was dissolved and as a result the Company wrote off its investment in PFAC Holdings. The Company recorded a $1.3 million net loss and a $0.4 million net gain in Other income (expense) on the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, respectively, for its share of PFAC earnings net of the investment write off in 2022.
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
TSA Agreement—In connection with the Separation, the Company entered into a transition services agreement (the “TSA”) with PWP Capital Holdings LP under which the Company agreed to provide certain services to PWP Capital Holdings LP and PWP Capital Holdings LP agreed to provide certain services to the Company. Either party to the TSA may terminate the agreement solely as it applies to the services it receives under the agreement with 90 days prior written notice. The services provided under the TSA primarily relate to administrative services such as legal, human resources, compliance, information technology and certain finance functions. Additionally, the Company pays certain vendors for services that were previously contracted and are shared between PWP Capital Holdings LP and the Company until such time as separate terms can be reached with the vendors or the TSA terminates.
Sublease Income—In connection with the Separation, the Company subleases a portion of its office space at its New York location to PWP Capital Holdings LP through 2023. The Company also subleased a portion of its office space at its Houston location to PWP Capital Holdings LP, but this sublease was terminated in August 2021. Sublease rent payments are due monthly and are based on PWP Capital Holdings LP’s pro-rata portion of the underlying lease agreements including base rent as well as other lease related charges. See additional information regarding the subleases in Note 5—Leases.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Compensation Arrangements—In addition, PWP Capital Holdings LP has entered into an arrangement with certain employees of the Company, including members of management, related to services provided directly to PWP Capital Holdings LP. With respect to services provided to PWP Capital Holdings LP, the amounts paid and payable to such employees now and in the future are recognized by PWP Capital Holdings LP. All compensation related to services these employees provide to the Company are included in Compensation and benefits in the Consolidated Statements of Operations.
Amounts due from PWP Capital Holdings LP are reflected as Due from related parties on the Consolidated Statements of Financial Condition.
The following table shows the components of income from PWP Capital Holdings LP reported within Related party income in the Consolidated Statements of Operations for the periods presented.

	Year Ended December 31,
	2022	2021	2020
TSA income – Compensation related	$888	$3,165	$3,837
TSA income – Non-compensation related	1,120	659	1,484
Sublease income	682	2,957	3,942
Total income from PWP Capital Holdings LP	$2,690	$6,781	$9,263
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and ILPs that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of December 31, 2022, the Company had an amount due of $23.0 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement and is reported within Amount due pursuant to tax receivable agreement on the Consolidated Statement of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
2023	$1,562
2024	1,228
2025	1,254
2026	1,281
2027	1,309
Thereafter	16,357
Total payments	$22,991

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Partner Promissory Notes
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at an annual rate equal to the Federal Mid-Term Rate on an annual basis. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will. Repayment of the Partner Promissory Notes may be accelerated based on certain conditions as defined in the promissory note agreements and are primarily secured by the partner’s equity interests in PWP OpCo or other affiliate. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Consolidated Statements of Financial Condition in the amounts of $3.5 million and $6.0 million as of December 31, 2022 and 2021, respectively.
During the year ended December 31, 2022, $2.6 million of principal and interest related to Partner Promissory Notes was effectively repaid to the Company from certain partners by foregoing the amount due from their respective deferred compensation agreements. During the year ended December 31, 2021, $1.8 million of principal and interest related to the Partner Promissory notes was repaid to the Company from certain partners. No amounts related to the Partner Promissory Notes were repaid to the Company or newly issued by the Company for the year ended December 31, 2020.
Other Partner Loans and Loan Guarantees
In November 2021, PWP OpCo agreed to provide loans to certain partners in an aggregate amount of approximately $3.3 million. As of December 31, 2022 and 2021 $3.4 million and $3.3 million, respectively of outstanding loans to certain partners and related interest receivable are recognized in Due from related parties on the Consolidated Statements of Financial Condition.
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
The Company had a minority interest in PFAC Holdings, an indirect parent of PFAC. The Company earned an advisory fee related to PFAC’s initial public offering of $0.6 million during the year ended December 31, 2021. On December 31, 2022, PFAC was dissolved and as a result the Company wrote off its investment in PFAC Holdings.
During the year ended December 31, 2021, the Company earned $3.1 million in advisory fees from entities controlled by a member of the Board of Directors, which are included in Revenues on the Consolidated Statements of Operations. The Company may earn additional advisory fees from these related entities in future periods.
Perella Weinberg UK Limited, Professional Partners and certain partners (including one partner who serves as a Company director and president) are party to a reimbursement agreement, pursuant to which such partners directed Professional Partners to pay distributions related to their ACUs first to a subsidiary of the Company, so that the subsidiary can make employment income tax payments on such distributions to the appropriate non-US authorities.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 18—Commitments and Contingencies
Loan Guarantees
The Company has unconditionally guaranteed certain of its partners’ loans with First Republic Bank (“Lender”) whereby it will pay the Lender upon the occurrence of a default event. The total guarantees related to partners was $1.6 million and $3.3 million as of December 31, 2022 and 2021, respectively. These guarantees are secured by the partners’ interests in Professional Partners. As of December 31, 2022 and 2021, no loans were in default.
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of December 31, 2022 and 2021, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and, after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the consolidated financial statements of the Company as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021, and 2020.
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
During the years ended December 31, 2022, 2021, and 2020, the Company incurred $0.6 million, $1.1 million, and $1.4 million, respectively, in legal and professional fees, net of expected insurance reimbursement, related to this litigation. These litigation costs are included in Professional fees in the Consolidated Statements of Operations.
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
There was no individual client that accounted for more than 10% of aggregate revenues for the years ended December 31, 2022, 2021, and 2020. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located.

	Year Ended December 31,
	2022	2021	2020
Revenues
United States	$477,990	$659,947	$387,038
International	153,517	141,715	131,948
Total	$631,507	$801,662	$518,986

	December 31,
	2022	2021
Assets
United States	$531,590	$552,865
International	185,503	165,462
Total	$717,093	$718,327

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 20—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these consolidated financial statements.
On January 1, 2023, the total shares reserved and available for future issuance under the PWP Incentive Plan increased to 13.0 million in accordance with the terms of such plan, and on February 24, 2023, the Company granted 6,786,750 RSUs and 1,000,000 PSUs to certain employees and executive officers pursuant to such plan.
On February 8, 2023, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be payable on March 10, 2023 to each of the holders of Class A common stock of record as of the close of business on February 28, 2023. Holders of Class B common stock will also receive dividends equal to the amount of dividends made on 0.001 shares of Class A common stock.
On February 8, 2023, the Company’s Board of Directors approved an additional repurchase of the Company’s Class A common stock in an amount of up to $100.0 million which is incremental to the remaining value of the February 2022’s authorization with no requirement to purchase any minimum number of shares. Shares may be repurchased under the new repurchase program through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any transactions will be subject to the Company’s discretion.

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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.
Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this Annual Report on Form 10-K. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors and executive officers set forth under the caption “Proposal 1—Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
The information regarding our Code of Business Conduct and Ethics, our audit committee and our audit committee financial expert under the caption “Corporate Governance” in the Proxy Statement is incorporated herein by reference.
We post our Code of Business Conduct and Ethics on our corporate website at www.pwpartners.com under the “Investor Relations/Corporate Governance/Documents & Charters” section. Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including our chief executive and senior financial officers. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or Nasdaq, on our website within the required periods.

Item 11. Executive Compensation
The information contained in the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.
Information regarding our compensation committee and compensation committee interlocks under the caption “Corporate Governance—Board Committees” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in the sections captioned “Executive Compensation—Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information contained in the sections captioned “Certain Relationships and Related Person Transactions” and “Corporate Governance—Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information contained in the section captioned “Ratification of Independent Auditor Appointment” in the Proxy Statement is incorporated herein by reference.
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

4.4*	Description of Securities.

10.1***†	Employment Agreement, effective as of January 1, 2023, by and between Perella Weinberg Partners, PWP Employer LP and Peter A. Weinberg.

10.2***†	Employment Agreement, effective as of January 1, 2023, by and between Perella Weinberg Partners, PWP Employer LP and Andrew Bednar.

10.3***†	Employment Agreement, effective as of January 1, 2023, by and between Perella Weinberg Partners, PWP Employer LP and Dietrich Becker.

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

10.18†	Form of Management Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2021).

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP, independent registered accounting firm.

24.1*	Powers of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________
*    Filed herewith
**    Furnished herewith
***     Filed herewith. Effective January 1, 2023, we entered into amended and restated employment agreements with each of our named executive officers to reflect the changes in position previously reported in the Form 8-K filed on September 26, 2022.
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

PERELLA WEINBERG PARTNERS

Date:	February 28, 2023	By:	/s/ ANDREW BEDNAR
Andrew Bednar
Chief Executive Officer
(Principal Executive Officer)

Date:	February 28, 2023	By:	/s/ GARY S. BARANCIK
Gary S. Barancik
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Bednar, Gary S. Barancik and Vladimir Shendelman, and each of them, his or her true and lawful attorney-in-fact and agents with full and several power of substitution, for him or her and his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2023.

Signature	Title

/s/ ANDREW BEDNAR	Chief Executive Officer
Andrew Bednar	(Principal Executive Officer)

/s/ GARY S. BARANCIK	Chief Financial Officer
Gary S. Barancik	(Principal Financial Officer)

/s/ ALEXANDRA GOTTSCHALK	Chief Accounting Officer
Alexandra Gottschalk	(Principal Accounting Officer)

/s/ PETER A. WEINBERG	Chairman
Peter A. Weinberg

/s/ JOSEPH R. PERELLA	Chairman Emeritus
Joseph R. Perella

/s/ ROBERT K. STEEL	Vice Chairman
Robert K. Steel

/s/ DIETRICH BECKER	Director
Dietrich Becker

/s/ ELIZABETH (BETH) COGAN FASCITELLI	Director
Elizabeth (Beth) Cogan Fascitelli

/s/ KRISTIN W. MUGFORD	Director
Kristin W. Mugford

/s/ JORMA OLLILA	Director
Jorma Ollila

/s/ IVAN G. SEIDENBERG	Director
Ivan G. Seidenberg

/s/ JANE C. SHERBURNE	Director
Jane C. Sherburne

/s/ DANIEL G. COHEN	Director
Daniel G. Cohen