Form 10-Q
period 2023-03-31
Perella Weinberg Partners
filed 2023-05-04
CIK 1777835

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
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023, the registrant had 41,859,792 shares of Class A common stock, par value $0.0001 per share, and 43,778,015 shares of Class B common stock, par value $0.0001 per share, outstanding.

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
Important factors, among others, that may affect actual results or outcomes include (but are not limited to): global economic, business, and market conditions; the Company’s dependence on and ability to retain key employees; the Company’s ability to successfully identify, recruit and develop talent; conditions impacting the corporate advisory industry; the Company’s dependence on its fee-paying clients and fluctuating revenues from its non-exclusive, engagement-by-engagement business model; the high volatility of the Company’s revenue as a result of its reliance on advisory fees that are largely contingent on the completion of events which may be out of its control; the Company’s ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to the Company’s business, including actual, potential or perceived conflicts of interest and other factors that may damage its business and reputation; the Company’s successful formulation and execution of its business and growth strategies; substantial litigation risks in the financial services industry; cybersecurity and other operational risks; assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity; extensive regulation of the corporate advisory industry and U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy and laws (including the treatment of carried interest); other risks and uncertainties described under the section entitled “Risk Factors” included in our Annual Report on Form 10-K.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Perella Weinberg Partners
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$104,957	$171,570
Restricted cash	2,624	2,596
Investments in short-term marketable debt securities	24,962	140,110
Accounts receivable, net of allowance	45,414	67,906
Due from related parties	3,382	3,362
Fixed assets, net of accumulated depreciation and amortization	61,480	48,390
Intangible assets, net of accumulated amortization	24,127	25,772
Goodwill	34,383	34,383
Prepaid expenses and other assets	36,887	36,190
Right-of-use lease assets	150,555	153,720
Deferred tax assets, net	35,734	33,094
Total assets	$524,505	$717,093
Liabilities and Equity
Accrued compensation and benefits	$36,869	$217,011
Accounts payable, accrued expenses and other liabilities	41,702	46,336
Deferred revenue	3,029	5,014
Lease liabilities	168,777	165,601
Amount due pursuant to tax receivable agreement	25,116	22,991
Total liabilities	275,493	456,953
Commitments and Contingencies (Note 17)
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 54,274,053 issued and 42,423,520 outstanding at March 31, 2023; 1,500,000,000 shares authorized, 52,237,247 issued and 41,744,961 outstanding at December 31, 2022)	5	5
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 43,778,015 issued and outstanding at March 31, 2023; 600,000,000 shares authorized, 44,563,877 issued and outstanding at December 31, 2022)	4	4
Preferred stock, par value $0.0001 per share (100,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022)	—	—
Additional paid-in-capital	260,806	242,129
Retained earnings (accumulated deficit)	(28,119)	(18,071)
Accumulated other comprehensive income (loss)	(5,752)	(6,538)
Treasury stock, at cost (11,850,533 and 10,492,286 shares of Class A common stock at March 31, 2023 and December 31, 2022, respectively)	(93,632)	(80,067)
Total Perella Weinberg Partners equity	133,312	137,462
Non-controlling interests	115,700	122,678
Total equity	249,012	260,140
Total liabilities and equity	$524,505	$717,093
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2023	2022
Revenues	$131,426	$151,876
Expenses
Compensation and benefits	69,963	87,245
Equity-based compensation	47,671	40,890
Total compensation and benefits	117,634	128,135
Professional fees	7,553	10,303
Technology and infrastructure	8,512	7,556
Rent and occupancy	7,414	5,729
Travel and related expenses	4,774	2,294
General, administrative and other expenses	5,394	5,275
Depreciation and amortization	2,835	2,943
Total expenses	154,116	162,235
Operating income (loss)	(22,690)	(10,359)
Non-operating income (expenses)
Related party income	273	558
Other income (expense)	283	1,843
Change in fair value of warrant liabilities	—	12,006
Total non-operating income (expenses)	556	14,407
Income (loss) before income taxes	(22,134)	4,048
Income tax benefit (expense)	(5,286)	(2,996)
Net income (loss)	(27,420)	1,052
Less: Net income (loss) attributable to non-controlling interests	(22,297)	(7,842)
Net income (loss) attributable to Perella Weinberg Partners	$(5,123)	$8,894
Net income (loss) per share attributable to Class A common shareholders
Basic	$(0.12)	$0.19
Diluted	$(0.37)	$0.00
Weighted-average shares of Class A common stock outstanding
Basic	42,317,827	45,917,935
Diluted	86,611,018	93,231,332

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(27,420)	$1,052
Foreign currency translation gain (loss), net of tax	1,585	(2,102)
Comprehensive income (loss)	(25,835)	(1,050)
Less: Comprehensive income (loss) attributable to non-controlling interests	(21,498)	(8,903)
Comprehensive income (loss) attributable to Perella Weinberg Partners	$(4,337)	$7,853

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	43,649,319	50,154,199	(1,000,000)	$4	$5	$(12,000)	$158,131	$(18,075)	$(1,746)	$145,033	$271,352
Net income (loss)	—	—	—	—	—	—	—	8,894	—	(7,842)	1,052
Equity-based awards	—	—	—				22,695		—	18,710	41,405
Distributions to partners	—	—	—	—	—	—	—	—	—	(15,823)	(15,823)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	601,098	—	—	—	—	—	—	—	—	—	—
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(6,075)	—	—	—	(6,075)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	116	(4,229)	—	—	(4,113)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(1,040)	(1,062)	(2,102)
Other	—	—	—	—	—	—	734	—	—	1,265	1,999
Issuance of Class A common stock and exchange of PWP OpCo Units with corresponding Class B common stock for cash using Offering proceeds (Note 9—Stockholders’ Equity)	3,502,033	(3,498,534)	—	1	—	—	(538)	—	—	—	(537)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity)	337,048	(336,712)	—	—	—	—	17	—	—	—	17
Treasury stock purchase	—	—	(172,303)	—	—	(1,598)	—	—	—	—	(1,598)
Change in ownership interests	—	—	—	—	—	—	4,665	—	—	(4,665)	—
Balance at March 31, 2022	48,089,498	46,318,953	(1,172,303)	$5	$5	$(13,598)	$179,745	$(13,410)	$(2,786)	$135,616	$285,577
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	52,237,247	$44,563,877	$(10,492,286)	$5	$4	$(80,067)	$242,129	$(18,071)	$(6,538)	$122,678	$260,140
Net income (loss)	—	—	—	—	—	—	—	(5,123)	—	(22,297)	(27,420)
Equity-based awards	—	—	—	—	—	—	27,932	—	—	20,334	48,266
Distributions to partners	—	—	—	—	—	—	—	—	—	(3,119)	(3,119)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	1,250,162	—	99,057	—	—	1,189	(1,189)	—	—	—	—
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(11,356)	—	—	—	(11,356)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	169	(4,925)	—	—	(4,756)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	786	799	1,585
Other	—	—	—	—	—	—	(14)	—	—	(17)	(31)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity)	786,644	(785,862)	—	—	—	—	457	—	—	—	457
Treasury stock purchase	—	—	(1,457,304)	—	—	(14,754)	—	—	—	—	(14,754)
Change in ownership interests	—	—	—	—	—	—	2,678	—	—	(2,678)	—
Balance at March 31, 2023	54,274,053	43,778,015	(11,850,533)	$5	$4	$(93,632)	$260,806	$(28,119)	$(5,752)	$115,700	$249,012
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(27,420)	$1,052
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based awards vesting expense	48,266	41,405
Depreciation and amortization	2,835	2,943
Change in fair value of warrant liabilities	—	(12,006)
Foreign currency revaluation	508	—
Non-cash operating lease expense	3,549	4,396
Deferred taxes	470	(563)
Other	(81)	(168)
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	22,812	(29,277)
Due from related parties	(21)	1,042
Prepaid expenses and other assets	(1,129)	2,081
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(180,594)	(258,658)
Accounts payable, accrued expenses and other liabilities	(1,856)	6,066
Deferred revenue	(2,029)	(1,911)
Lease liabilities	2,748	(4,775)
Amount due pursuant to tax receivable agreement	(472)	—
Net cash provided by (used in) operating activities	(132,414)	(248,373)
Cash flows from investing activities
Purchases of fixed assets	(18,332)	(1,389)
Purchases of investments in short-term marketable debt securities	(24,983)	—
Maturities of investments in short-term marketable debt securities	140,551	—
Other	488	—
Net cash provided by (used in) investing activities	97,724	(1,389)
Cash flows from financing activities
Proceeds from the Offering, net of underwriting discount	—	36,526
Exchange of PWP OpCo Units and corresponding Class B common stock for cash using Offering proceeds	—	(36,526)
Payment of offering costs	—	(798)
Distributions to partners	(3,119)	(15,823)
Dividends paid on Class A and Class B common stock	(3,529)	(3,409)
Withholding payments for vested PWP Incentive Plan Awards	(11,356)	(6,075)
Treasury stock purchases	(14,754)	(1,214)
Net cash provided by (used in) financing activities	(32,758)	(27,319)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	863	(2,557)
Net increase (decrease) in cash, cash equivalents and restricted cash	(66,585)	(279,638)
Cash, cash equivalents and restricted cash, beginning of period	174,166	504,775
Cash, cash equivalents and restricted cash, end of period	$107,581	$225,137
Supplemental disclosure of non-cash activities
Lease liabilities arising from obtaining right-of-use lease assets	$177	$1,649
Accrued capital expenditures	$6,537	$—
Accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards	$1,906	$1,149
Non-cash paydown of Partner promissory notes	$—	$2,567
Deferred tax effect resulting from exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$457	$798
Accrued treasury stock purchases	$—	$384
Pending broker-to-broker trades	$—	$5,763
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,652	$2,214

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Note 1—Organization and Nature of Business
Perella Weinberg Partners and its consolidated subsidiaries, including PWP Holdings LP (“PWP OpCo”) (collectively, “PWP” and the “Company”), is a global independent advisory firm that provides strategic and financial advice to a wide range of clients. The Company’s activities as an investment banking advisory firm constitute a single business segment that provides a range of advisory services, including advice related to mission-critical strategic and financial decisions, mergers and acquisitions (“M&A”) execution, shareholder and defense advisory, financing and capital solutions advice with resources focused on restructuring and liability management, capital markets advisory, private capital placement, as well as specialized underwriting and research services primarily for the energy and related industries.
Perella Weinberg Partners (formerly known as FinTech Acquisition Corp. IV (“FTIV”)) was incorporated in Delaware on November 20, 2018 as a special purpose acquisition company for the purpose of acquiring businesses or assets through a business combination. On June 24, 2021, the Company consummated a business combination pursuant to a Business Combination Agreement among various parties, resulting in FTIV acquiring partnership interests in PWP OpCo, and PWP OpCo becoming jointly-owned by Perella Weinberg Partners, PWP Professional Partners LP (“Professional Partners”) and existing partners, as part of an umbrella limited partnership C-corporation (Up-C) structure (the “Business Combination”).
The operations of PWP OpCo are conducted through a wholly-owned subsidiary, Perella Weinberg Partners Group LP, and its subsidiaries which are consolidated in these financial statements. PWP GP LLC is the general partner that controls PWP OpCo. The limited partner interests of PWP OpCo are held by Investor Limited Partners (the “ILPs”) and Professional Partners. The Company shareholders are entitled to receive a portion of PWP OpCo’s economics through their direct ownership interests in shares of Class A common stock of PWP. The non-controlling interest owners of PWP OpCo receive economics through ownership of PWP OpCo Class A partnership units (“PWP OpCo Units”). See Note 9—Stockholders’ Equity for additional information.
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
These condensed consolidated financial statements and notes thereto are unaudited, and as permitted by the interim reporting rules and regulations set forth by the Securities and Exchange Commission (the “SEC”), exclude certain financial information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements reflect all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of March 31, 2023 and December 31, 2022, the net assets of PWP OpCo were $231.6 million and $237.9 million, respectively. As of March 31, 2023 and December 31, 2022, the Company did not consolidate any VIEs other than PWP OpCo.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
In preparing the condensed consolidated financial statements, management makes estimates regarding the measurement of amount due pursuant to the tax receivable agreement, measurement and timing of revenue recognition, assumptions used in the provision for income taxes, measurement of equity-based compensation, evaluation of goodwill and intangible assets, fair value measurement of financial instruments, and other matters that affect the reported amounts and disclosures of contingencies in the condensed consolidated financial statements.
Cash, Cash Equivalents and Restricted Cash
Cash includes both cash and interest-bearing money market accounts and cash equivalents are defined as highly liquid investments with original maturities of three months or less from the date of purchase. As of March 31, 2023 and December 31, 2022, the Company had no cash equivalents. The Company maintains cash with banks and brokerage firms, which from time to time may exceed federally insured limits.
Restricted cash represents cash that is not readily available for general purpose cash needs. As of March 31, 2023 and December 31, 2022, the Company had restricted cash of $2.6 million maintained as collateral for letters of credit related to certain office leases.
A reconciliation of the Company’s cash, cash equivalents and restricted cash as of March 31, 2023 and March 31, 2022 is presented below:

	March 31,
	2023	2022
Cash	$104,957	$223,142
Cash equivalents	—	—
Restricted cash	2,624	1,995
Cash, cash equivalents and restricted cash as shown on statements of cash flows	$107,581	$225,137
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $(1.1) million and $1.4 million during the three months ended March 31, 2023 and 2022, respectively, which are included in Other income (expense) in the Condensed Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains and losses are generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive loss in the Condensed Consolidated Statements of Changes in Equity.
Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements that had a material effect on the Company’s condensed consolidated financial statements.
Future Adoption of Accounting Pronouncements
No changes to U.S. GAAP that are not yet effective are expected to have a material effect on the Company’s condensed consolidated financial statements.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 3—Revenue and Receivables from Contracts with Customers
The following table disaggregates the Company’s revenue between over time and point in time recognition:

	Three Months Ended March 31,
	2023	2022
Over time	$124,329	$146,598
Point in time	7,097	5,278
Total revenues	$131,426	$151,876
Reimbursable expenses billed to clients was $1.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.
Remaining Performance Obligations and Revenue Recognized from Past Performance
As of March 31, 2023, the aggregate amount of the transaction price, as defined in the Accounting Standards Codification (“ASC”), allocated to performance obligations yet to be satisfied was $2.4 million, and the Company generally expects to recognize this revenue within the next 12 months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services.
The Company recognized revenue of $94.2 million and $119.9 million during the three months ended March 31, 2023 and 2022, respectively, related to performance obligations that were satisfied or partially satisfied in prior periods. These amounts were recognized upon the resolution of revenue constraints and uncertainties in the respective periods and were generally related to transaction-related advisory services.
Contract Balances
As of March 31, 2023 and December 31, 2022, the Company recorded $3.0 million and $5.0 million, respectively, for contract liabilities which are presented as Deferred revenue on the Condensed Consolidated Statements of Financial Condition. The Company recognized revenue of $2.9 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively, of the respective beginning deferred revenue balance, which was primarily related to transaction-related advisory services that are recognized over time.
Accounts Receivable and Allowance for Credit Losses
As of March 31, 2023 and December 31, 2022, $14.5 million and $5.1 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. These amounts represent amounts due from clients and are recognized as revenue in accordance with the Company’s revenue recognition policies but unbilled at the end of the period.
As of March 31, 2023, certain accounts receivable in the aggregate amount of $15.5 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, $10.0 million was subsequently received after March 31, 2023. As of December 31, 2022, certain accounts receivable in the aggregate amount of $28.4 million, were greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The allowance for credit losses activity for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$1,143	$1,851
Bad debt expense	162	284
Write-offs	(83)	(730)
Recoveries	—	—
Foreign currency translation and other adjustments	5	(27)
Ending balance	$1,227	$1,378
Note 4—Leases
The Company leases office space and certain office equipment under operating lease agreements. See summary below of significant new leases and lease modifications.
During the first half of 2022, the Company entered into amendments to its New York and Los Angeles office leases, as well as a new 12-year lease agreement related to the relocation of the Company’s United Kingdom (“U.K.”) office in London. The New York lease amendment extended the term of the lease by approximately 16 years with an expiration of December 31, 2039. The amended term of the Los Angeles lease is scheduled to expire on December 31, 2032. In the second quarter of 2022, the Company’s amended Los Angeles lease commenced and the amended New York lease partially commenced resulting in an increase to Lease liabilities and a corresponding increase to Right-of-use lease assets of $66.3 million. In the third quarter of 2022, the New York lease became fully commenced and the London lease also commenced, which resulted in an additional $62.3 million increase to Lease liabilities and a corresponding increase to Right-of-use lease assets.
Other information as it relates to the Company’s operating leases was as follows:

	March 31, 2023	December 31, 2022
Weighted-average discount rate - operating leases	4.6%	4.6%
Weighted-average remaining lease term - operating leases	14.8 years	14.9 years

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$5,384	$4,635
Variable lease cost	1,350	442
Sublease income - operating leases	(159)	(203)
Total net lease cost	$6,575	$4,874

Cash paid for lease obligation	$2,391	$4,988

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of March 31, 2023, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases	Sublease Income	Net Payments
Remainder of 2023	$(2,879)	$192	$(3,071)
2024	7,409	—	7,409
2025	18,313	—	18,313
2026	19,362	—	19,362
2027	18,529	—	18,529
Thereafter	188,077	—	188,077
Total lease payments (1)	248,811	$192	$248,619
Less: Imputed Interest	(80,034)
Total lease liabilities	$168,777
__________________
(1)Total future lease payments are presented net of expected lease incentives, including landlord contributions to tenant improvements.
Refer to Note 16—Related Party Transactions for information regarding the Company’s subleasing arrangements.
Note 5—Intangible Assets
Below is the detail of the intangible assets:

	March 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(30,020)	$17,380
Trade names and trademarks	18,400	(11,653)	6,747
Total	$65,800	$(41,673)	$24,127

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(28,835)	$18,565
Trade names and trademarks	18,400	(11,193)	7,207
Total	$65,800	$(40,028)	$25,772
The intangible assets are amortized over an average useful life of ten years. Intangible amortization expense was $1.6 million for each of the three months ended March 31, 2023 and 2022, which is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations. Amortization of intangible assets held at March 31, 2023 is expected to be $6.6 million for each of the years ending December 31, 2023, 2024, 2025, and $6.0 million for the year ending December 31, 2026. These intangible assets will be fully amortized by November 30, 2026.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 6—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries, including the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the New Self-Regulatory Organization of Canada (“New SRO”, formerly the Investment Industry Regulatory Organization of Canada or “IIROC”), the Financial Conduct Authority (“FCA”) of the U.K. and the Autorité de contrôle prudentiel et de resolution (“ACPR”) of France. None of the SEC regulated subsidiaries hold funds or securities for, or owe money or securities to clients or carry accounts of or for clients, and as such are all exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of March 31, 2023 and December 31, 2022, all regulated subsidiaries were in excess of their applicable minimum capital requirements. As a result of the minimum capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.
Note 7—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Leasehold improvements	$57,709	$76,389
Furniture and fixtures	9,383	15,313
Equipment	19,400	21,382
Software	5,920	6,945
Total	92,412	120,029
Less: Accumulated depreciation and amortization	(30,932)	(71,639)
Fixed assets, net	$61,480	$48,390
Depreciation expense related to fixed assets was $1.1 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense related to software development costs was $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.
During the three months ended March 31, 2023, the Company disposed of certain assets, substantially all of which were fully depreciated and related to the expansion and relocation of the New York and London office space. Leasehold improvement assets capitalized during the three months ended March 31, 2023 were largely related to build-out projects associated with new or amended office leases in New York and London. Refer to Note 4—Leases for further information.
Note 8—Income Taxes
The following table summarizes the Company’s tax position for the periods presented:

	Three Months Ended March 31,
	2023	2022
Income (loss) before income taxes	$(22,134)	$4,048
Income tax benefit (expense)	$(5,286)	$(2,996)
Effective income tax rate	(23.9)%	74.0%
The Company’s overall effective tax rate in each of the periods presented above varies from the U.S. federal statutory rate primarily because (i) a portion of the Company’s income is allocated to non-controlling interests held in PWP OpCo in which the majority of any tax liability on such income is borne by the holders of such non-controlling interests and reported outside of the condensed consolidated financial statements and (ii) a portion of the Company’s compensation expense is non-deductible for tax purposes.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of March 31, 2023 and December 31, 2022, the Company recorded a liability for unrecognized tax benefits of $5.8 million and $5.6 million, respectively, related to potential double taxation for certain of its foreign subsidiaries. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.
Note 9—Stockholders’ Equity
Share Repurchase Program
The Company’s Board of Directors approved a stock repurchase program on February 16, 2022 under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock, and on February 8, 2023, the Board approved an incremental $100.0 million, in each case with no requirement to purchase any minimum number of shares. The manner, timing, pricing and amount of any transactions will be subject to the Company’s discretion. During the three months ended March 31, 2023 and 2022, the Company purchased 1,457,304 and 172,303 shares, respectively, resulting in an increase of $14.8 million and $1.6 million, respectively, at cost, to Treasury stock on the Company’s Condensed Consolidated Statement of Financial Condition. The 11,001,320 shares purchased since inception of the share repurchase program through March 31, 2023 were purchased at an average price per share of $7.58.
Non-Controlling Interests
Non-controlling interests represents the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. Professional Partners and the ILPs own 43,778,015 PWP OpCo Units as of March 31, 2023, which represent a 50.8% non-controlling ownership interest in PWP OpCo. These PWP OpCo Units are exchangeable into PWP Class A common stock on a one-for-one basis. Class B-1 and Class B-2 common stock have de minimis economic rights.
PWP OpCo Limited Partnership Agreement
Exchange Rights
In accordance with the Amended and Restated Agreement of Limited Partnership of PWP OpCo, dated as of June 24, 2021 (as amended, restated, modified or supplemented from time to time, the “PWP OpCo LPA”), holders of PWP OpCo Units (“PWP OpCo Unitholders”) (other than the Company) may exchange these units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock with the form of consideration determined by the Company. Concurrently with an exchange of PWP OpCo Units for shares of Class A common stock or cash by a PWP OpCo Unitholder who also holds shares of Class B common stock, such PWP OpCo Unitholder will be required to surrender to the Company a number of shares of Class B common stock equal to the number of PWP OpCo Units exchanged, and such shares will be converted into shares of Class A common stock or cash (at the Company’s option) which will be delivered to such PWP OpCo Unitholder at a conversion rate of 0.001.
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
During the three months ended March 31, 2023 and 2022, the Company settled exchanges of certain PWP OpCo Units and certain shares of Class B common stock for 786,644 and 337,048 shares, respectively, of Class A common stock. The exchanges created a step-up in tax basis for which the Company recorded on the Condensed Consolidated Statements of Financial Condition an increase in Deferred tax assets, net, as well as a related increase in Amounts due pursuant to the tax receivable agreement resulting in a net increase to Additional paid-in-capital.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 10—Debt
As of March 31, 2023, and December 31, 2022, the Company had no outstanding debt. The Company has a revolving credit facility (the “Revolving Credit Facility”) through a credit agreement with Cadence Bank, N.A. (“Cadence Bank”), dated November 30, 2016 (as amended, the “Credit Agreement”), with an available line of credit of $50 million. The Company incurred $1.8 million in issuance costs related to the Credit Agreement, which were amortized as interest expense using the effective interest method over the life of the Revolving Credit Facility. Interest expense related to the Revolving Credit Facility was immaterial during the three months ended March 31, 2023 and 2022 and is included within Other income (expense) on the Condensed Consolidated Statements of Operations. Unamortized debt issuance costs of $0.3 million and $0.4 million, as of March 31, 2023 and December 31, 2022, respectively are reported within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Position.
Note 11—Warrants
Warrant Exchange
As of March 31, 2023 and December 31, 2022, the Company had no warrants outstanding. On August 23, 2022, the Company concluded an offer to holders of its outstanding warrants which provided such holders the opportunity to receive 0.20 shares of the Company’s Class A common stock in exchange for each warrant tendered by such holders. This offer coincided with a solicitation of consents from holders of the public warrants to amend the warrant agreement (together, the “Warrant Exchange Offer”). Further information regarding the Company’s warrants is described in Note 12—Warrants in the Notes to Consolidated Financial Statements in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Prior to Warrant Exchange
Prior to the Warrant Exchange Offer, each warrant entitled the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The warrants met the definition of a derivative under ASC Topic 815, Derivatives and Hedging, and as such, the Company recorded these warrants as liabilities at fair value upon the closing of the Business Combination in accordance with ASC Topic 820, Fair Value Measurement, with subsequent changes in their respective fair values recorded in Change in fair value of warrant liabilities on the Condensed Consolidated Statements of Operations.
Note 12—Equity-Based Compensation
Further information regarding the Company’s equity-based compensation awards is described in Note 13—Equity-Based Compensation in the Notes to Consolidated Financial Statements in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
PWP Omnibus Incentive Plan Awards
Concurrent with the Business Combination, the Company adopted the Perella Weinberg Partners 2021 Omnibus Incentive Plan (the “PWP Incentive Plan”), which establishes a plan for the granting of incentive compensation awards measured by reference to PWP Class A common stock (“PWP Incentive Plan Awards”). Under the PWP Incentive Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance restricted stock units (“PSUs”), stock bonuses, other stock-based awards, cash awards or any combination of the foregoing. The PWP Incentive Plan established a reserve for a one-time grant of awards that occurred in connection with the Business Combination (the “Transaction Pool Reserve”) as well as a reserve for general purpose grants (the “General Share Reserve”). As of March 31, 2023, 6,274,486 total shares remained reserved and available for future issuance under the PWP Incentive Plan.
Business Combination Awards
During the third quarter of 2021, in connection with the Business Combination, the Company granted awards (the “Business Combination Awards”) in the form of (i) restricted stock units out of the Transaction Pool Reserve consisting of (a) PSUs that only vest upon the achievement of both service and market conditions (“Transaction Pool PSUs”) and (b) RSUs that vest upon the achievement of service conditions (“Transaction Pool RSUs”) as well as (ii) PSUs out of the General Share Reserve to certain executives and a small number of other partners that vest upon the achievement of both service and market conditions (the “2021 Long-Term Incentive Awards”).

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Transaction Pool PSUs – The following table summarizes the balance of unvested Transaction Pool PSUs and activity during the three months ended March 31, 2023:

	Transaction Pool PSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2023	3,076,297	$12.73
Granted (1)	7,750	12.74
Vested	—	—
Forfeited	—	—
Balance at March 31, 2023	3,084,047	$12.73
__________________
(1)Includes dividend equivalent units that have been awarded in the form of additional Transaction Pool PSUs that were granted from the General Share Reserve.
As of March 31, 2023, the $12 and $13.50 market condition requirements of the Transaction Pool PSUs were satisfied. No Transaction Pool PSUs vested during the three months ended March 31, 2023 and 2022. As of March 31, 2023, total unrecognized compensation expense related to unvested Transaction Pool PSUs was $22.8 million, which is expected to be recognized over a weighted average period of 2.5 years.
Transaction Pool RSUs – The following table summarizes the balance of unvested Transaction Pool RSUs and activity during the three months ended March 31, 2023:

	Transaction Pool RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2023	2,589,976	$13.97
Granted (1)	4,186	13.97
Vested	—	—
Forfeited	(9,716)	13.97
Balance at March 31, 2023	2,584,446	$13.97
__________________
(1)Includes dividend equivalent units that have been awarded in the form of additional Transaction Pool RSUs that were granted from the General Share Reserve.
The total fair value of Transaction Pool RSUs that vested during the three months ended March 31, 2022 was $8.1 million and no awards vested during the three months ended March 31, 2023. As of March 31, 2023, total unrecognized compensation expense related to unvested Transaction Pool RSUs was $23.6 million, which is expected to be recognized over a weighted average period of 1.6 years.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
2021 Long-Term Incentive Awards – The following table summarizes the balance of unvested 2021 Long-Term Incentive Awards and activity during the three months ended March 31, 2023:

	2021 Long-Term Incentive Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2023	9,000,000	$9.55
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at March 31, 2023	9,000,000	$9.55
As of March 31, 2023, none of the market condition requirements of the 2021 Long-Term Incentive Awards were met and no awards vested during the three months ended March 31, 2023 and 2022. As of March 31, 2023, total unrecognized compensation expense related to unvested 2021 Long-Term Incentive Awards was $49.7 million, which is expected to be recognized over a weighted average period of 2.6 years.
As of March 31, 2023, total unrecognized compensation expense related to the combined unvested Business Combination Awards was $96.2 million, which is expected to be recognized over a weighted average period of 2.3 years.
Other General Reserve Awards
The Company grants RSU awards out of the General Share Reserve from time to time in the ordinary course of business (the “General RSUs”), which vest upon the achievement of service conditions. During 2023, the Company granted additional PSUs out of the General Share Reserve that vest upon the achievement of both service and market conditions (the “2023 Long-Term Incentive Awards”).
The General RSUs vest over the requisite service period, which is generally one to five years. For the 2023 Long-Term Incentive Awards, the service condition requirement is generally satisfied in two equal installments subject to continued employment on the third and fifth anniversaries of the grant date. The market condition is satisfied upon the achievement of closing stock prices equal to $15, $20, $25 and $30 for any 20 trading days out of any 30 consecutive trading days prior to the fifth anniversary of the grant date, as measured on the last calendar day of each month. The market condition is satisfied with respect to 50% of each award at the $15 closing stock price, 80% of each award at the $20 closing stock price, 95% of each award at the $25 closing stock price, and 100% of each award at the $30 closing stock price, subject to linear interpolation between the applicable price points.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table summarizes the balance of unvested General RSUs and 2023 Long-Term Incentive Awards (together, the “Other General Reserve Awards”) and activity during the three months ended March 31, 2023:

	Other General Reserve Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2023	7,144,227	$10.10
Granted (1)	7,793,265	9.62
Vested	(2,470,713)	10.11
Forfeited	(4,660)	10.08
Balance at March 31, 2023	12,462,119	$9.80
__________________
(1)Includes dividend equivalent units that have been awarded in the form of additional General RSUs that were granted from the General Share Reserve.
The weighted-average grant date fair value of the Other General Reserve Awards granted during the three months ended March 31, 2023 and 2022 was $9.62 and $9.96 per award, respectively. The grant date fair value of General RSUs is based on the PWP stock price on the date of grant and the 2023 Long-Term Incentive Awards were valued using a Monte Carlo simulation valuation model using a risk-free interest rate of 4.1%, a dividend yield of 2.7%, and a volatility factor of 34.9% based on historical peer company volatility. The total fair value of Other General Reserve Awards that vested during the three months ended March 31, 2023 and 2022 was $25.0 million and $4.5 million, respectively. As of March 31, 2023, total unrecognized compensation expense related to unvested Other General Reserve Awards was $105.8 million, which is expected to be recognized over a weighted average period of 2.5 years.
Legacy Awards and Professional Partners Awards
Prior to the Business Combination, Professional Partners granted certain equity-based awards to partners providing services to PWP OpCo (the “Legacy Awards”). In connection with the Business Combination, existing Legacy Awards were canceled and replaced by converting each limited partner’s capital interests in Professional Partners attributable to PWP OpCo into (“Professional Partners Awards”). As of March 31, 2023, there was $6.4 million of unrecognized compensation cost associated with the Legacy Awards that is expected to be recognized over a weighted-average period of 0.5 years. As of March 31, 2023, there was $189.1 million of unrecognized compensation expense related to unvested Professional Partners Awards, which is expected to be recognized over a weighted-average period of 3.1 years.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the expense related to awards that were recorded in Professional fees and components of Equity-based compensation included on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2023	2022
Professional fees
PWP Incentive Plan Awards	$595	$515
Total Professional fees	$595	$515

Equity-based compensation
PWP Incentive Plan Awards	$27,337	$22,180
Legacy Awards (1)	3,225	3,339
Professional Partners Awards (1)	17,109	15,371
Total Equity-based compensation	$47,671	$40,890

Income tax benefit of equity-based awards	$3,559	$3,239
__________________
(1)The vesting of these awards does not dilute Perella Weinberg Partners shareholders relative to Professional Partners. As such the related equity-based compensation expense is fully attributed to non-controlling interests.
Note 13—Other Compensation and Benefits
Compensation and benefits includes, but is not limited to, salaries, bonuses (discretionary awards and guaranteed amounts), severance, deferred compensation, benefits and payroll taxes. In all instances, compensation expense is accrued over the requisite service period.
Benefit Plans
Certain employees participate in employee benefit plans, which consists of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code and (ii) a U.K. pension scheme for U.K. employees and (iii) a Germany pension plan for employees in Germany. For the three months ended March 31, 2023 and 2022, expenses related to the Company’s employee benefit plans was $1.7 million and $1.5 million, and are included in Compensation and benefits in the Condensed Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 14—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$(5,123)	$8,894
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	(26,878)	(9,328)
Net income (loss) attributable to Perella Weinberg Partners – diluted	$(32,001)	$(434)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	42,317,827	45,917,935
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	44,293,191	47,313,397
Weighted average shares of Class A common stock outstanding – diluted	86,611,018	93,231,332
Net income (loss) per share attributable to Class A common shareholders
Basic	$(0.12)	$0.19
Diluted	$(0.37)	$0.00
Basic and diluted net income (loss) per share attributable to Class B common shareholders has not been presented as these shares are entitled to an insignificant amount of economic participation.
The Company uses the treasury stock method to determine the potential dilutive effect of unvested PWP Incentive Plan Awards and outstanding warrants (prior to the Warrant Exchange Offer) and the if-converted method to determine the potential dilutive effect of exchanges of PWP OpCo Units into Class A common stock. The Company adjusts net income (loss) attributable to Class A common shareholders under both the treasury stock method and if-converted method for the reallocation of net income (loss) between Class A common shareholders and non-controlling interests that result upon the assumed issuance of dilutive shares of Class A common stock as if the issuance occurred as of the beginning of the applicable period.
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Warrants (1)	n/a	—
PWP Incentive Plan Awards	1,727,070	295,216
Total	1,727,070	295,216
__________________
(1)Prior to the Warrant Exchange Offer on August 23, 2022, the warrants were out-of-the-money which resulted in no potentially dilutive shares under the treasury stock method. For the three months ended March 31, 2023, the warrants were not outstanding, and thus, they are not applicable. Refer to Note 11—Warrants for further information regarding the Warrant Exchange Offer.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 15—Fair Value Measurements and Investments
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
Level 3 – Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation.
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
As of March 31, 2023 and December 31, 2022, the fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items.
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that are measured on a recurring basis pursuant to the above fair value hierarchy levels as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial asset
U.S. Treasury securities (1)	$24,962	$—	$—	$24,962

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets
U.S. Treasury securities (2)	$—	$140,110	$—	$140,110
Cash surrender value of company-owned life insurance	—	488	—	488
Total financial assets	$—	$140,598	$—	$140,598
__________________
(1)Consists of U.S. Treasury bills that mature on January 25, 2024.
(2)Consists of U.S. Treasury notes that matured on January 31, 2023.
The Company had no transfers between fair value levels during the three months ended March 31, 2023 and 2022.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The Company’s investment in U.S. Treasury securities is presented within Investments in short-term marketable debt securities on the Condensed Consolidated Statements of Financial Condition, and the aggregate cost basis of the investment was $25.0 million and $139.2 million as of March 31, 2023 and December 31, 2022, respectively. The Company recognized interest income and net unrealized gains (losses) on the U.S. Treasury securities of $0.4 million for the three months ended March 31, 2023.
The cash surrender value of company-owned life insurance is included in Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition at the amount that could be realized under the contract as of December 31, 2022, which approximates fair value.
Equity Method Investments
The Company applied the equity method of accounting to its investment in PFAC Holdings I LLC (“PFAC Holdings”), an indirect parent of PWP Forward Acquisition Corp. I (“PFAC”), a special purpose acquisition company. On December 13, 2022, PFAC was dissolved and as a result the Company wrote off its investment in PFAC Holdings. Prior to dissolution, the Company recorded its share of earnings of PFAC Holdings in Other income (expense) on the Condensed Consolidated Statements of Operations.
Note 16—Related Party Transactions
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
TSA Agreement – In connection with the Separation, the Company entered into a transition services agreement (the “TSA”) with PWP Capital Holdings LP under which the Company agreed to provide certain administrative services to PWP Capital Holdings LP.
Sublease Income – In connection with the Separation, the Company subleases a portion of its office space at its New York location to PWP Capital Holdings LP through August 2023. Sublease rent payments are due monthly and are based on PWP Capital Holdings LP’s pro-rata portion of the underlying lease agreements including base rent as well as other lease related charges. See additional information regarding the subleases in Note 4—Leases.
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
The following table shows the components of income from PWP Capital Holdings LP reported within Related party income in the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
TSA income – Compensation related	$92	$205
TSA income – Non-compensation related	22	120
Sublease income	159	203
Total income from PWP Capital Holdings LP	$273	$528

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and ILPs that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of March 31, 2023, the Company had an amount due of $25.1 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date and is reported within Amount due pursuant to tax receivable agreement on the Condensed Consolidated Statement of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which are exclusive of potential payments in respect of future exchanges and may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2023	$—
2024	1,091
2025	1,340
2026	1,388
2027	1,418
Thereafter	19,879
Total payments	$25,116
Partner Promissory Notes
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at an annual rate equal to the Federal Mid-Term Rate on an annual basis. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will. Repayment of the Partner Promissory Notes may be accelerated based on certain conditions as defined in the promissory note agreements and are primarily secured by the partner’s equity interests in PWP OpCo or one of its affiliates. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Condensed Consolidated Statements of Financial Condition in the amount of $3.6 million and $3.5 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2022, certain partners effectively repaid $2.6 million of principal and interest related to Partner Promissory Notes by foregoing the amount due from their respective deferred compensation agreements.
Other Partner Loans and Loan Guarantees
In November 2021, PWP OpCo agreed to provide loans to certain partners. As of March 31, 2023 and December 31, 2022, $3.4 million and $3.4 million, respectively, of outstanding loans to certain partners and related interest receivable are recognized in Due from related parties on the Condensed Consolidated Statements of Financial Condition. Additionally, the Company has unconditionally guaranteed certain of its partners’ loans with First Republic Bank. Refer to Note 17—Commitments and Contingencies for additional information on the guarantees.
Other Related Party Transactions
In February 2022, the Company paid $0.5 million to an entity controlled by a member of the Board of Directors to reimburse a portion of expenses incurred by that entity in connection with the joint pursuit of a potential investment opportunity.
The Company’s U.K. subsidiary, Perella Weinberg UK Limited, Professional Partners and certain partners (including one partner who serves as a Company director and president) are party to a reimbursement agreement, pursuant to which such partners directed Professional Partners to pay distributions related to certain of their Professional Partners Awards first to a subsidiary of the Company, so that the subsidiary can make employment income tax payments on such distributions to the appropriate non-U.S. authorities.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 17—Commitments and Contingencies
Loan Guarantees
The Company has unconditionally guaranteed certain of its partners’ loans with First Republic Bank (“Lender”) whereby it will pay the Lender upon the occurrence of a default event. These guarantees are secured by the partners’ interests in Professional Partners. The total guarantees related to partners was $1.6 million as of December 31, 2022, and as of March 31, 2023 only nominal guarantees remained. As of March 31, 2023 and December 31, 2022, no loans were in default.
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of March 31, 2023 and December 31, 2022, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the condensed consolidated financial statements of the Company as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022.
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
Note 18—Business Information
The Company’s activities of providing advisory services for M&A, private placements and financial advisory, as well as services for underwriting of securities offered for sale in public markets, commissions for the brokerage of publicly traded securities and equity research constitute a single business segment. The Company is organized as one operating segment in order to maximize the value of advice to clients by drawing upon the diversified expertise and broad relationships of its senior professionals across the Company. The Company has a single operating segment and therefore a single reportable segment.
There was no individual client that accounted for more than 10% of aggregate revenue for the three months ended March 31, 2023. For the three months ended March 31, 2022, revenues of $26.1 million related to one individual client accounted for more than 10% of aggregate revenue. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Three Months Ended March 31,
	2023	2022
Revenues
United States	$95,538	$92,158
International	35,888	59,718
Total	$131,426	$151,876

	March 31, 2023	December 31, 2022
Assets
United States	$385,440	$531,590
International	139,065	185,503
Total	$524,505	$717,093
Note 19—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.
On May 3, 2023, the Board of Directors of PWP declared a cash dividend of $0.07 per share of Class A common stock. This dividend will be paid on June 9, 2023 to Class A common stockholders of record on May 26, 2023. Holders of Class B common stock will also receive dividends equal to the amount of dividends made on 0.001 shares of Class A common stock.

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
PWP OpCo serves as the Company’s operating partnership as part of an umbrella limited partnership C-corporation (Up-C) structure and is jointly owned by Perella Weinberg Partners, Professional Partners and certain other partners of PWP OpCo. The Company shareholders are entitled to receive a portion of PWP OpCo’s economics through their ownership interests in shares of Class A common stock of Perella Weinberg Partners, which holds PWP OpCo Units. The non-controlling interest owners of PWP OpCo receive a portion of its economics through their ownership of PWP OpCo Units.
For further information regarding our business, refer to “Part I. Item 1. Business” and “Part I. Item1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 28, 2023.
Business Environment and Outlook
While the level of M&A advisory dialogue remains active across our industries and geographies of focus, a challenging macroeconomic environment may persist and continue to adversely affect M&A and financing volumes. Headwinds currently impacting industry volumes include rate outlook and inflation, credit spreads, market volatility, lower liquidity and capital availability, recession risk and geopolitical tensions, amongst others.
Notwithstanding near-term headwinds, our core advisory services benefit from macroeconomic changes that impact our client base and lead them to consider business combinations, acquisitions and divestitures, capital raises and restructurings. These changes can include a broad range of economic factors in global or local markets, technological advancements which alter the competitive landscape, regulatory and political policies, globalization, changing consumer preferences, commodity and financial market movements, among many other factors.
Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” included in our Annual Report on Form 10-K for a discussion of some of the factors that can affect our performance.
Key Financial Measures
Revenues
We operate in a highly competitive environment, and each revenue-generating engagement is separately solicited and negotiated. Our fee-paying client engagements are not predictable, and we may experience fluctuations in revenues from quarter to quarter. To develop new business, we maintain an active business dialogue with existing and potential clients, and we expect to add new clients each year through expanding our relationships, hiring senior advisory professionals, and receiving introductions from our relationship network. However, we also lose clients each year due to various factors, such as sales or mergers, changes in clients’ senior management, and competition from other financial services firms.
Our revenue recognition is often tied to the completion of a transaction, which can be delayed or terminated due to various reasons, including failure to obtain regulatory or board approval, failure to secure financing, or adverse market conditions. Larger transactions may take longer to close, adding unpredictability to the timing of revenues. Despite our efforts, we may receive lower advisory fees or no fee at all if a transaction is not completed. Other barriers to the completion of restructuring transactions include a lack of anticipated bidders, failure to obtain court approval, or a failure to reach an agreement with creditors. In such cases, our advisory fees may be limited to monthly retainer fees plus the reimbursement of expenses.

We do not present our revenue by the type of advice we provide because of the complexity of the transactions on which we may earn revenue and our holistic approach to client service. For instance, a traditional M&A engagement may require additional advisory services, such as capital markets or capital solutions advice or a private capital raise, which may call for cross-functional expertise from our professionals. We focus on dedicating the necessary resources and expertise to each engagement, regardless of product lines, to achieve the desired outcome for our clients. Consequently, tracking the type of advisory service offered in each instance is not practical.
Operating Expenses
Our operating expenses are classified as (i) total compensation and benefits expenses including equity-based compensation and (ii) non-compensation expenses. Headcount is a primary driver of the level of our operating expenses. Compensation and benefits expenses account for the majority of our operating expenses. Compensation expenses also include expense associated with hiring which has been a significant focus of the Company in all of the historical periods described herein. Non-compensation expenses, which include the costs of professional fees, technology and infrastructure, rent and occupancy, travel and related expenses, general, administrative and other expenses and depreciation and amortization generally have been lower in comparison with compensation and benefits expenses.
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
We intend to compensate our personnel competitively in order to continue building our business and growing our Company. Certain awards were granted in conjunction with the Business Combination and directly related to this transaction milestone event. These awards were outside the Company's normal and recurring compensation processes. Total future amortization, which will be recognized over the next three years before accounting for forfeitures, is $46.4 million for a) the Transaction Pool RSUs and b) the Transaction Pool PSUs and $49.7 million for the Long-Term Incentive Awards, in each case granted in conjunction with the Business Combination.

Non-Compensation Expenses
Our non-compensation expenses include the costs of professional fees, technology and infrastructure, rent and occupancy, travel and related expenses, depreciation and amortization and general, administrative and other expenses. Our non-compensation expenses include certain co-advisory fees and expenses reimbursed by our clients. Revenues related to co-advisory fees and expenses reimbursed by clients are presented within revenues on our Condensed Consolidated Statements of Operations.
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
While there are temporary factors causing depreciation and amortization, as well as professional fees to be lower period over period, and while we expect to continue to reduce certain costs associated with being a newly public company, over the long term we expect our non-compensation expenses will trend upward with growth in headcount and inflation.
Non-Operating Income (Expenses)
Non-operating income (expenses) includes the impact of income and expense items that we consider to be non-operational in nature, including related party income, interest income and expense, and other income (expense), which includes gains (losses) on foreign exchange rate fluctuations. Prior to the completion of the Warrant Exchange Offer on August 23, 2022, non-operating income (expenses) also included the change in fair value of warrant liabilities. The Warrant Exchange Offer resulted in the exchange of all outstanding warrants for shares of the Company’s Class A common stock with a minimal cash settlement in lieu of partial shares. As a result, the warrant liabilities were removed from the Condensed Consolidated Statements of Financial Condition and the issuance of shares of Class A common stock was reflected within equity. There will be no future change in the fair value of warrant liabilities. Refer to Note 11—Warrants in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
Results of Operations
The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	2023 vs. 2022
Revenues	$131,426	$151,876	(13)%
Expenses
Compensation and benefits	69,963	87,245	(20)%
Equity-based compensation	47,671	40,890	17%
Total compensation and benefits	117,634	128,135	(8)%
Non-compensation expenses	36,482	34,100	7%
Total operating expenses	154,116	162,235	(5)%
Operating income (loss)	(22,690)	(10,359)	119%
Non-operating income (expenses)
Related party income	273	558	(51)%
Other income (expense)	283	1,843	(85)%
Change in fair value of warrant liabilities	—	12,006	NM
Total non-operating income (expenses)	556	14,407	(96)%
Income (loss) before income taxes	(22,134)	4,048	NM
Income tax benefit (expense)	(5,286)	(2,996)	76%
Net income (loss)	(27,420)	1,052	NM
Less: Net income (loss) attributable to non-controlling interests	(22,297)	(7,842)	184%
Net income (loss) attributable to Perella Weinberg Partners	$(5,123)	$8,894	NM
NM = Not meaningful

Revenues
The following table provides revenue statistics for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Total Advisory Clients	83	77
Total Clients with Fees Greater than $1.0 million	30	28
Average Fee Size	$1.5	$1.9
For the three months ended March 31, 2023 revenues declined 13% from the three months ended March 31, 2022. Mergers and acquisition activity was largely flat period-over-period, while financing and capital solutions revenues decreased from the three months ended March 31, 2022, which included a large restructuring fee event. During the three months ended March 31, 2023, the geographic composition of revenue shifted to be even more weighted towards U.S. business activity versus the three months ended March 31, 2022. The decrease in revenues can also be attributed to a decrease in average fee size per client as well as fewer transactions with outsized fee events, despite a modest increase in the number of advisory transaction completions.
Operating Expenses
The following table sets forth information relating to our operating expenses:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	2023 vs. 2022
Expenses
Compensation and benefits	$69,963	$87,245	(20)%
% of Revenues	53%	57%
Equity-based compensation	$47,671	$40,890	17%
% of Revenues	36%	27%
Total compensation and benefits	$117,634	$128,135	(8)%
% of Revenues	90%	84%
Non-compensation expenses	$36,482	$34,100	7%
% of Revenues	28%	22%
Total operating expenses	$154,116	$162,235	(5)%
% of Revenues	117%	107%
Compensation and Benefits Expenses
The decrease in total compensation and benefit expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to a smaller bonus accrual associated with lower revenues, despite a higher compensation margin. This decrease was partially offset by an increase in equity-based compensation related to awards granted in the three months ended March 31, 2023, as well as accelerated vesting of certain awards based on the terms applicable to such awards, with a large percentage tied to retirement eligible individuals whose expense was fully recognized at the time of grant.

Non-Compensation Expenses
The increase in non-compensation expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 included a $2.5 million increase in travel-related expenses due to the return to more normalized travel levels and increased headcount, a $1.7 million increase in rent and occupancy due to overlapping rent costs in New York and London due to headquarters renovations and a $1.0 million increase in technology and infrastructure primarily related to increased headcount, inflation and certain investments. These increases were partially offset by a decrease in professional fees of $2.7 million related to a decrease in co-advisory consulting fees and recruiting fees relative to the three months ended March 31, 2022. While depreciation and amortization was slightly lower for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, certain new leasehold improvement activities have not yet been completed and therefore have not begun depreciating.
Non-Operating Income (Expenses)
The change in non-operating income (expenses) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is primarily related to the $12.0 million gain from the change in fair value of warrant liabilities in the three months ended March 31, 2022 as the warrant price fell prior to the Warrant Exchange Offer. Other income (expense) includes foreign exchange rate fluctuations which resulted in a $1.1 million loss for the three months ended March 31, 2023 as opposed to a $1.4 million gain for the three months ended March 31, 2022, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the U.S. dollar value fluctuated period over period. This foreign exchange loss for the three months ended March 31, 2023 was offset by $1.3 million of interest income earned largely on cash and investments in U.S. Treasury securities.
Income Tax Benefit (Expense)
The Company’s income tax expense and effective tax rate were $5.3 million and (23.9)%, respectively, for the three months ended March 31, 2023 compared to income tax expense and an effective tax rate of $3.0 million and 74.0%, respectively, for the three months ended March 31, 2022. The change in the effective tax rate between the three months ended March 31, 2023 and 2022 was primarily due to the relative impact of permanent differences on changes in pre-tax income, particularly the year-over-year change from pre-tax income to a pre-tax loss.
The Company’s effective tax rate in each of the periods described above varies from the U.S. federal statutory rate primarily because (i) a portion of the Company’s income is allocated to non-controlling interests held in PWP OpCo in which the majority of any tax liability on such income is borne by the holders of such non-controlling interests and reported outside of the condensed consolidated financial statements and (ii) a portion of the Company’s compensation expense is non-deductible for tax purposes.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees, which generally have net terms of 30 days, and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of incentive compensation during the first quarter of each calendar year with respect to the prior year’s results. Our investing and financing cash flows were primarily influenced by the payment of dividends, distributions to partners, purchases and maturities of treasury shares, purchase of fixed assets and withholding payments for vesting of PWP Incentive Plan Awards during the three months ended March 31, 2023.

A summary of our operating, investing and financing cash flows is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Cash Provided By (Used In) Operating Activities
Net income (loss)	$(27,420)	$1,052
Non-cash charges and other operating activity adjustments	55,547	36,007
Other operating activities	(160,541)	(285,432)
Total operating activities	(132,414)	(248,373)
Investing Activities	97,724	(1,389)
Financing Activities	(32,758)	(27,319)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	863	(2,557)
Net increase (decrease) in cash, cash equivalents and restricted cash	(66,585)	(279,638)
Cash, cash equivalents and restricted cash, beginning of period	174,166	504,775
Cash, cash equivalents and restricted cash, end of period	$107,581	$225,137
Three Months Ended March 31, 2023
The Company’s cash and restricted cash were $107.6 million as of March 31, 2023, resulting in a decrease of $66.6 million from December 31, 2022. Cash, restricted cash and short-term market debt securities (U.S. Treasuries) were $132.5 million as of March 31, 2023, a decrease of $181.7 million from December 31, 2022. The Company’s net loss for the three months ended March 31, 2023 included non-cash charges and other adjustments, largely comprised of equity-based awards vesting expense, depreciation and amortization, foreign currency revaluation and non-cash operating lease expense. The Company’s net operating cash outflow was predominantly due to the payment of the prior year’s annual bonus compensation. Accounts receivable, net of allowance balance declined from the December 31, 2022 balance due largely to the timing of collections as certain large balances were collected shortly after December 31, 2022 as well as a year over year decline in revenues. Investing activities resulted in a net inflow as a result of the maturities of investments of certain U.S. Treasury securities. This inflow was partially offset by additional investments of excess cash in U.S. Treasury securities and the purchase of fixed assets largely related to New York and London office space leasehold improvements. Financing activities resulted in a net outflow primarily related to the repurchase of shares pursuant to the stock repurchase program, withholding payments for vesting of PWP Incentive Plan Awards, distributions to partners, and the payment of dividends.
Three Months Ended March 31, 2022
Cash and restricted cash were $225.1 million as of March 31, 2022, a decrease of $279.6 million from $504.8 million as of December 31, 2021. The Company recorded net income of $1.1 million for the three months ended March 31, 2022 which includes $36.0 million of non-cash charges, largely comprised of the equity-based compensation, depreciation and amortization and the change in fair value of warrant liabilities. This operating cash inflow was offset by working capital needs largely due to increased accounts receivable balances and the payment of the annual bonus compensation which occurs in the first quarter of each year, resulting in a net outflow to cash of $248.4 million during the three months ended March 31, 2022. Investing activities resulted in a net outflow of $1.4 million attributable to the purchases of fixed assets. Financing activities resulted in a net outflow of $27.3 million primarily related to distributions to partners, withholding payments for vesting of incentive awards, payment of dividends and the repurchase of shares.

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
Our current assets are primarily composed of cash, investments in short-term marketable securities, receivables related to fees earned from providing advisory services, certain prepaid expenses and certain amounts due from related parties. Our current liabilities are primarily composed of accrued employee compensation, accounts payable and other accrued expenses. We generally pay a significant portion of our annual incentive compensation, in the form of cash bonuses, during the first quarter of each calendar year with respect to the prior year’s results. Therefore, levels of cash and/or investments in short-term marketable securities generally decline during the first quarter of each year after our annual incentive compensation has been paid to our employees and typically builds over the remainder of the year. The Company makes quarterly partner tax distributions as required under the PWP OpCo LPA. Additionally, we intend to pay dividends throughout each year and intend to continue our share repurchases under the share repurchase program described below. The Company has utilized its option to net settle shares upon the vesting of PWP Incentive Plan Awards in order to remit required employee withholding taxes by using cash on hand as well as purchasing shares of Class A common stock pursuant to the stock repurchase program described below.
We evaluate our cash needs on a regular basis in light of current market and business conditions and regulatory requirements. Cash includes both cash and interest-bearing money market accounts and cash equivalents are defined as short-term highly liquid investments that have original maturities of three months or less from the date of purchase. As of March 31, 2023 and December 31, 2022, the Company had cash balances of $105.0 million and $171.6 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits. Additionally, as of March 31, 2023 and December 31, 2022, the Company held investments in short-term marketable debt securities, consisting entirely of U.S. Treasury securities, of $25.0 million and $140.1 million.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable generally have net terms of 30 days. Accounts receivable were $45.4 million, net of a $1.2 million allowance for credit losses balance as of March 31, 2023. Accounts receivable were $67.9 million, net of a $1.1 million allowance for credit losses balance as of December 31, 2022.
Line of credit
The Company has a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Additionally, up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement. As of March 31, 2023, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
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

Share Repurchase Program
On February 16, 2022, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock with no requirement to purchase any minimum number of shares. On February 8, 2023, the Company’s board of directors increased the Company’s share repurchase authorization amount by an additional $100.0 million of the Company’s Class A common stock. Shares may be repurchased under the repurchase program through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any transactions will be subject to the Company’s discretion. During the three months ended March 31, 2023, the Company purchased 1.5 million shares, at a cost of $14.8 million, in the aggregate. As of March 31, 2023 $116.6 million remains of the combined $200 million share repurchase authorization.
Other Commitments
Regulatory Capital
We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. Refer to Note 6—Regulatory Requirements in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information. These regulations differ in the United States, United Kingdom, Canada, France and other countries in which we operate a registered broker-dealer or regionally similar construct. The license or regulatory framework under which we operate in each such country is meant to comply with applicable laws and regulations to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements to effectively operate in each jurisdiction.
Exchange Rights
In accordance with the PWP OpCo LPA, PWP OpCo Unitholders (other than the Company) may exchange these units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock with the form of consideration determined by the Company. See Note 9—Stockholders’ Equity in the notes to the condensed consolidated financial statements included elsewhere in the Form 10-Q for further information.
Sponsor Share Surrender and Share Restriction Agreement
Concurrent with the Business Combination Agreement, FTIV, PWP OpCo and certain other parties entered into the Sponsor Share Surrender and Share Restriction Agreement with the Sponsor, which was amended on May 4, 2021. See Note 11—Stockholders' Equity in the notes to the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for further information.
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and ILPs that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. See Note 16—Related Party Transactions in the notes to the condensed consolidated financial statements included elsewhere in the Form 10-Q for further information as well as the expected timing of payments.
Other Contractual Obligations
We have various non-cancelable operating leases in connection with the leases of our office spaces and equipment. See Note 4—Leases in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information as well as the expected timing of payments. The Company signed new lease agreements for the London office and the New York office spaces, which expand our square footage meaningfully in both locations in order to accommodate our anticipated growth. This expansion increased our contractual obligations as well as required capital contributions towards construction of these spaces (mitigated in part by free rent periods at both locations). Construction of the London space was completed in February 2023 and completion of the New York space is expected by the end of 2023. As of March 31, 2023, the Company estimates spending approximately $16 million to complete the construction of the New York space, net of tenant improvement allowances.
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
Credit Risk
We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality, age of the accounts receivable, and the current economic conditions that may affect a client’s ability to pay such amounts owed to the Company. We maintain an allowance for credit losses that, in our opinion, provides for an adequate reserve to cover current expected credit losses. Refer to Note 3—Revenue and Receivables from Contracts with Customers in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information.
With respect to investments, we manage our credit risk exposure by holding investments primarily with investment grade credit quality. As of March 31, 2023, the Company held investments of $25.0 million in U.S. Treasury securities with maturities of less than 12 months.
Exchange Rate Risk
The Company is exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of its operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, Euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the three months ended March 31, 2023 and 2022, the net impact of non-functional currency related transaction gains and losses recorded in Other income (expense) on our Condensed Consolidated Statements of Operations was a $1.1 million loss and $1.4 million gain, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the U.S. dollar strengthened. For the three months ended March 31, 2023 and 2022, the net impact of the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) within our Condensed Consolidated Statements of Comprehensive Income (Loss) was a $1.6 million gain and $2.1 million loss, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future.
As of March 31, 2023, we held balances of $24.9 million of non-U.S. dollar denominated currencies, composed of pound sterling, the Euro, and Canadian dollars.
Critical Accounting Estimates
This Quarterly Report on Form 10-Q should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K filed on February 28, 2023 regarding these critical accounting estimates. For changes to our critical accounting estimates during the three months ended March 31, 2023, refer to Note 2—Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Credit Risk”.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For further details on the current legal proceedings, refer to Note 17—Commitments and Contingencies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes or updates to our risk factors that were previously disclosed in “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 28, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table summarizes our repurchase of equity securities during the three months ended March 31, 2023:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2023 - January 31, 2023	471,795	$10.03	471,795	$126,578,402
February 1, 2023 - February 28, 2023	462,227	10.84	462,227	121,569,165
March 1, 2023 - March 31, 2023	523,282	9.58	523,282	116,558,706
Total	1,457,304	$10.12	1,457,304
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

PERELLA WEINBERG PARTNERS

Date: May 4, 2023	By:	/s/ ANDREW BEDNAR
Andrew Bednar
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ GARY S. BARANCIK
Gary S. Barancik
Chief Financial Officer
(Principal Financial Officer)