Form 10-Q
period 2023-06-30
Perella Weinberg Partners
filed 2023-08-04
CIK 1777835

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, the registrant had 41,633,454 shares of Class A common stock, par value $0.0001 per share, and 43,778,015 shares of Class B common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Perella Weinberg Partners
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$129,761	$171,570
Restricted cash	2,649	2,596
Investments in short-term marketable debt securities	50,004	140,110
Accounts receivable, net of allowance	50,959	67,906
Due from related parties	3,499	3,362
Fixed assets, net of accumulated depreciation and amortization	70,977	48,390
Intangible assets, net of accumulated amortization	22,482	25,772
Goodwill	34,383	34,383
Prepaid expenses and other assets	33,819	36,190
Right-of-use lease assets	147,631	153,720
Deferred tax assets, net	35,938	33,094
Total assets	$582,102	$717,093
Liabilities and Equity
Accrued compensation and benefits	$90,409	$217,011
Accounts payable, accrued expenses and other liabilities	34,808	46,336
Deferred revenue	2,178	5,014
Lease liabilities	171,323	165,601
Amount due pursuant to tax receivable agreement	25,116	22,991
Total liabilities	323,834	456,953
Commitments and Contingencies (Note 17)
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 54,371,216 issued and 41,625,690 outstanding at June 30, 2023; 1,500,000,000 shares authorized, 52,237,247 issued and 41,744,961 outstanding at December 31, 2022)	5	5
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 43,778,015 issued and outstanding at June 30, 2023; 600,000,000 shares authorized, 44,563,877 issued and outstanding at December 31, 2022)	4	4
Preferred stock, par value $0.0001 per share (100,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022)	—	—
Additional paid-in-capital	279,317	242,129
Retained earnings (accumulated deficit)	(32,616)	(18,071)
Accumulated other comprehensive income (loss)	(4,822)	(6,538)
Treasury stock, at cost (12,745,526 and 10,492,286 shares of Class A common stock at June 30, 2023 and December 31, 2022, respectively)	(101,074)	(80,067)
Total Perella Weinberg Partners equity	140,814	137,462
Non-controlling interests	117,454	122,678
Total equity	258,268	260,140
Total liabilities and equity	$582,102	$717,093
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$165,545	$151,104	$296,971	$302,980
Expenses
Compensation and benefits	106,216	90,587	176,179	177,832
Equity-based compensation	42,212	36,427	89,883	77,317
Total compensation and benefits	148,428	127,014	266,062	255,149
Professional fees	8,737	7,419	16,290	17,722
Technology and infrastructure	9,293	7,521	17,805	15,077
Rent and occupancy	6,678	5,378	14,092	11,107
Travel and related expenses	4,726	3,641	9,500	5,935
General, administrative and other expenses	5,796	6,491	11,190	11,766
Depreciation and amortization	3,639	2,653	6,474	5,596
Total expenses	187,297	160,117	341,413	322,352
Operating income (loss)	(21,752)	(9,013)	(44,442)	(19,372)
Non-operating income (expenses)
Related party income	276	950	549	1,508
Other income (expense)	(1,337)	3,776	(1,054)	5,619
Change in fair value of warrant liabilities	—	10,094	—	22,100
Total non-operating income (expenses)	(1,061)	14,820	(505)	29,227
Income (loss) before income taxes	(22,813)	5,807	(44,947)	9,855
Income tax expense (benefit)	(4,543)	3,141	743	6,137
Net income (loss)	(18,270)	2,666	(45,690)	3,718
Less: Net income (loss) attributable to non-controlling interests	(18,629)	(6,599)	(40,926)	(14,441)
Net income (loss) attributable to Perella Weinberg Partners	$359	$9,265	$(4,764)	$18,159
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.01	$0.21	$(0.11)	$0.40
Diluted	$(0.19)	$0.00	$(0.56)	$(0.01)
Weighted-average shares of Class A common stock outstanding
Basic	42,743,611	44,584,181	42,531,895	45,247,373
Diluted	86,521,626	90,688,871	86,566,075	91,953,077

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(18,270)	$2,666	$(45,690)	$3,718
Foreign currency translation gain (loss), net of tax	1,898	(5,177)	3,483	(7,279)
Comprehensive income (loss)	(16,372)	(2,511)	(42,207)	(3,561)
Less: Comprehensive income (loss) attributable to non-controlling interests	(17,661)	(9,228)	(39,159)	(18,131)
Comprehensive income (loss) attributable to Perella Weinberg Partners	$1,289	$6,717	$(3,048)	$14,570

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	43,649,319	50,154,199	(1,000,000)	$4	$5	$(12,000)	$158,131	$(18,075)	$(1,746)	$145,033	$271,352
Net income (loss)	—	—	—	—	—	—	—	8,894	—	(7,842)	1,052
Equity-based awards	—	—	—				22,695		—	18,710	41,405
Distributions to partners	—	—	—	—	—	—	—	—	—	(15,823)	(15,823)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	601,098	—	—	—	—	—	—	—	—	—	—
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(6,075)	—	—	—	(6,075)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	116	(4,229)	—	—	(4,113)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(1,040)	(1,062)	(2,102)
Other	—	—	—	—	—	—	734	—	—	1,265	1,999
Issuance of Class A common stock and exchange of PWP OpCo Units with corresponding Class B common stock for cash using Offering proceeds (Note 9—Stockholders’ Equity)	3,502,033	(3,498,534)	—	1	—	—	(538)	—	—	—	(537)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity)	337,048	(336,712)	—	—	—	—	17	—	—	—	17
Treasury stock purchase	—	—	(172,303)	—	—	(1,598)	—	—	—	—	(1,598)
Change in ownership interests	—	—	—	—	—	—	4,665	—	—	(4,665)	—
Balance at March 31, 2022	48,089,498	46,318,953	(1,172,303)	$5	$5	$(13,598)	$179,745	$(13,410)	$(2,786)	$135,616	$285,577
Net income (loss)	—	—	—	—	—	—	—	9,265	—	(6,599)	2,666
Equity-based awards	—	—	—	—	—	—	18,432	—	—	18,525	36,957
Distributions to partners	—	—	—	—	—	—	—	—	—	(2,856)	(2,856)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	66,116	—	—	—	—	—	—	—	—	—	—
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(359)	—	—	—	(359)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	134	(4,689)	—	—	(4,555)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(2,548)	(2,629)	(5,177)
Other	—	—		—	—		(8)	—	—	(6)	(14)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity)	629,591	(628,965)	—	—	—	—	263	—	—	—	263
Treasury stock purchase	—	—	(6,267,904)	—	—	(43,689)	—	—	—	—	(43,689)
Change in ownership interests	—	—	—	—	—	—	5,654	—	—	(5,654)	—
Balance at June 30, 2022	48,785,205	45,689,988	(7,440,207)	$5	$5	$(57,287)	$203,861	$(8,834)	$(5,334)	$136,397	$268,813
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	52,237,247	44,563,877	(10,492,286)	$5	$4	$(80,067)	$242,129	$(18,071)	$(6,538)	$122,678	$260,140
Net income (loss)	—	—	—	—	—	—	—	(5,123)	—	(22,297)	(27,420)
Equity-based awards	—	—	—	—	—	—	27,932	—	—	20,334	48,266
Distributions to partners	—	—	—	—	—	—	—	—	—	(3,119)	(3,119)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	1,250,162	—	99,057	—	—	1,189	(1,189)	—	—	—	—
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(11,356)	—	—	—	(11,356)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	169	(4,925)	—	—	(4,756)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	786	799	1,585
Other	—	—	—	—	—	—	(14)	—	—	(17)	(31)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity)	786,644	(785,862)	—	—	—	—	457	—	—	—	457
Treasury stock purchase	—	—	(1,457,304)	—	—	(14,754)	—	—	—	—	(14,754)
Change in ownership interests	—	—	—	—	—	—	2,678	—	—	(2,678)	—
Balance at March 31, 2023	54,274,053	43,778,015	(11,850,533)	$5	$4	$(93,632)	$260,806	$(28,119)	$(5,752)	$115,700	$249,012
Net income (loss)	—	—	—	—	—	—	—	359	—	(18,629)	(18,270)
Equity-based awards	—	—	—	—	—	—	24,173	—	—	18,407	42,580
Distributions to partners	—	—	—	—	—	—	—	—	—	(5,692)	(5,692)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	97,163	—	24,386	—	—	293	(189)	(98)	—	—	6
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(453)	—	—	—	(453)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	156	(4,758)	—	—	(4,602)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	930	968	1,898
Other	—	—	—	—	—	—	747	—	—	777	1,524
Treasury stock purchase	—	—	(919,379)	—	—	(7,735)	—	—	—	—	(7,735)
Change in ownership interests	—	—	—	—	—	—	(5,923)	—	—	5,923	—
Balance at June 30, 2023	54,371,216	43,778,015	(12,745,526)	$5	$4	$(101,074)	$279,317	$(32,616)	$(4,822)	$117,454	$258,268
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(45,690)	$3,718
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based awards vesting expense	90,846	78,362
Depreciation and amortization	6,474	5,596
Change in fair value of warrant liabilities	—	(22,100)
Foreign currency revaluation	1,401	—
Non-cash operating lease expense	7,006	7,694
Deferred taxes	343	(1,217)
Other	1,144	1,250
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	16,431	4,691
Due from related parties	(138)	587
Prepaid expenses and other assets	1,364	1,336
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(126,207)	(212,126)
Accounts payable, accrued expenses and other liabilities	(5,127)	(1,246)
Deferred revenue	(2,906)	(2,966)
Lease liabilities	4,692	(8,819)
Amount due pursuant to tax receivable agreement	(472)	—
Net cash provided by (used in) operating activities	(50,839)	(145,240)
Cash flows from investing activities
Purchases of fixed assets	(34,829)	(3,959)
Purchases of investments in short-term marketable debt securities	(49,733)	(115,001)
Maturities of investments in short-term marketable debt securities	140,551	—
Other	488	—
Net cash provided by (used in) investing activities	56,477	(118,960)
Cash flows from financing activities
Proceeds from the Offering, net of underwriting discount	—	36,526
Exchange of PWP OpCo Units and corresponding Class B common stock for cash using Offering proceeds	—	(36,526)
Payment of offering costs	—	(798)
Distributions to partners	(8,811)	(18,679)
Dividends paid on Class A and Class B common stock	(6,502)	(6,569)
Withholding payments for vested PWP Incentive Plan Awards	(11,809)	(6,434)
Treasury stock purchases	(22,489)	(44,740)
Net cash provided by (used in) financing activities	(49,611)	(77,220)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,217	(10,331)
Net increase (decrease) in cash, cash equivalents and restricted cash	(41,756)	(351,751)
Cash, cash equivalents and restricted cash, beginning of period	174,166	504,775
Cash, cash equivalents and restricted cash, end of period	$132,410	$153,024
Supplemental disclosure of non-cash activities
Lease liabilities arising from obtaining right-of-use lease assets	$178	$67,876
Accrued capital expenditures	$6,906	$—
Accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards	$3,781	$2,721
Non-cash paydown of Partner promissory notes	$1,547	$2,567
Deferred tax effect resulting from exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$457	$1,061
Accrued treasury stock purchases	$—	$547
Pending broker-to-broker trades	$—	$2,364
Supplemental disclosures of cash flow information
Cash paid for income taxes	$4,185	$8,925

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
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of June 30, 2023 and December 31, 2022, the net assets of PWP OpCo were $239.5 million and $237.9 million, respectively. As of June 30, 2023 and December 31, 2022, the Company did not consolidate any VIEs other than PWP OpCo.
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
Cash, Cash Equivalents and Restricted Cash
Cash includes both cash and interest-bearing money market accounts and cash equivalents are defined as highly liquid investments with original maturities of three months or less from the date of purchase. As of June 30, 2023 and December 31, 2022, the Company had no cash equivalents. The Company maintains cash with banks and brokerage firms, which from time to time may exceed federally insured limits.
Restricted cash represents cash that is not readily available for general purpose cash needs. As of June 30, 2023 and December 31, 2022, the Company had restricted cash of $2.6 million maintained as collateral for letters of credit related to certain office leases.
A reconciliation of the Company’s cash, cash equivalents and restricted cash as of June 30, 2023 and June 30, 2022 is presented below:

	June 30,
	2023	2022
Cash	$129,761	$150,286
Cash equivalents	—	—
Restricted cash	2,649	2,738
Cash, cash equivalents and restricted cash as shown on statements of cash flows	$132,410	$153,024
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $(1.1) million and $(2.2) million during the three and six months ended June 30, 2023, respectively, and $3.8 million and $5.2 million for the three and six months ended June 30, 2022, respectively, which are included in Other income (expense) in the Condensed Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains and losses are generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive income (loss) in the Condensed Consolidated Statements of Changes in Equity.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Over time	$157,469	$149,287	$281,798	$295,885
Point in time	8,076	1,817	15,173	7,095
Total revenues	$165,545	$151,104	$296,971	$302,980
Reimbursable expenses billed to clients were $1.3 million and $2.5 million for the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.3 million for the three and six months ended June 30, 2022, respectively.
Remaining Performance Obligations and Revenue Recognized from Past Performance
As of June 30, 2023, the aggregate amount of the transaction price, as defined in the Accounting Standards Codification (“ASC”), allocated to performance obligations yet to be satisfied was $1.7 million, and the Company generally expects to recognize this revenue within the next 12 months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services.
The Company recognized revenue of $86.8 million and $181.0 million during the three and six months ended June 30, 2023, respectively, and $103.7 million and $223.6 million during the three and six months ended June 30, 2022, respectively, related to performance obligations that were satisfied or partially satisfied in prior periods. These amounts were recognized upon the resolution of revenue constraints and uncertainties in the respective periods and were generally related to transaction-related advisory services.
Contract Balances
As of June 30, 2023 and December 31, 2022, the Company recorded $2.2 million and $5.0 million, respectively, for contract liabilities which are presented as Deferred revenue on the Condensed Consolidated Statements of Financial Condition. The Company recognized revenue of $1.2 million and $3.4 million for the three and six months ended June 30, 2023, respectively, and $2.8 million and $4.9 million for the three and six months ended June 30, 2022, respectively, of the respective beginning deferred revenue balance, which was primarily related to transaction-related advisory services that are recognized over time.
Accounts Receivable and Allowance for Credit Losses
As of June 30, 2023 and December 31, 2022, $6.6 million and $5.1 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. These amounts represent amounts due from clients and are recognized as revenue in accordance with the Company’s revenue recognition policies but unbilled at the end of the period.
As of June 30, 2023, certain accounts receivable in the aggregate amount of $20.7 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after June 30, 2023. As of December 31, 2022, certain accounts receivable in the aggregate amount of $28.4 million, were greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The allowance for credit losses activity for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$1,227	$1,378	$1,143	$1,851
Bad debt expense	903	1,388	1,065	1,672
Write-offs	(198)	(30)	(281)	(760)
Recoveries	82	—	82	—
Foreign currency translation and other adjustments	7	(11)	12	(38)
Ending balance	$2,021	$2,725	$2,021	$2,725
Note 4—Leases
The Company leases office space and certain office equipment under operating lease agreements. See the summary below of significant new leases and lease modifications.
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
Other information as it relates to the Company’s operating leases was as follows:

	June 30, 2023	December 31, 2022
Weighted-average discount rate - operating leases	4.6%	4.6%
Weighted-average remaining lease term - operating leases	14.7 years	14.9 years

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$5,388	$4,226	$10,772	$8,861
Variable lease cost	594	565	1,944	1,007
Sublease income - operating leases	(160)	(160)	(319)	(363)
Total net lease cost	$5,822	$4,631	$12,397	$9,505

Net cash outflows (inflows) on operating leases(1)	$(2,857)	$4,975	$(466)	$9,963
__________________
(1)Presented net of lease incentives received, including landlord contributions to tenant improvements.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of June 30, 2023, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases	Sublease Income	Net Payments
Remainder of 2023	$(2,881)	$77	$(2,958)
2024	7,454	—	7,454
2025	18,367	—	18,367
2026	19,442	—	19,442
2027	18,608	—	18,608
Thereafter	188,581	—	188,581
Total lease payments(1)	249,571	$77	$249,494
Less: Imputed Interest	(78,248)
Total lease liabilities	$171,323
__________________
(1)Future lease payments are presented net of expected lease incentives, including landlord contributions to tenant improvements.
Refer to Note 16—Related Party Transactions for information regarding the Company’s subleasing arrangements.
Note 5—Intangible Assets
The following table provides the detail of the intangible assets:

	June 30, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(31,205)	$16,195
Trade names and trademarks	18,400	(12,113)	6,287
Total	$65,800	$(43,318)	$22,482

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(28,835)	$18,565
Trade names and trademarks	18,400	(11,193)	7,207
Total	$65,800	$(40,028)	$25,772
The intangible assets are amortized over an average useful life of ten years. Intangible amortization expense was $1.6 million and $3.3 million for the three and six months ended June 30, 2023, respectively, and $1.6 million and $3.3 million for the three and six months ended June 30, 2022, respectively, which is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations. Amortization of intangible assets held at June 30, 2023 is expected to be $6.6 million for each of the years ending December 31, 2023, 2024, 2025, and $6.0 million for the year ending December 31, 2026. These intangible assets will be fully amortized by November 30, 2026.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 6—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries, including the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Canadian Investment Regulatory Organization (“CIRO,” formerly the Investment Industry Regulatory Organization of Canada or “IIROC”), the Financial Conduct Authority (“FCA”) of the U.K. and the Autorité de contrôle prudentiel et de resolution (“ACPR”) of France. None of the SEC regulated subsidiaries hold funds or securities for, or owe money or securities to clients or carry accounts of or for clients, and as such are all exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of June 30, 2023 and December 31, 2022, all regulated subsidiaries were in excess of their applicable minimum capital requirements. As a result of the minimum capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.
Note 7—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Leasehold improvements	$65,616	$76,389
Furniture and fixtures	11,283	15,313
Equipment	21,111	21,382
Software	5,920	6,945
Total	103,930	120,029
Less: Accumulated depreciation and amortization	(32,953)	(71,639)
Fixed assets, net	$70,977	$48,390
Depreciation expense related to fixed assets was $1.9 million and $3.0 million for the three and six months ended June 30, 2023, respectively, and $0.8 million and $1.8 million for the three and six months ended June 30, 2022, respectively. Amortization expense related to software development costs was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively.
During the six months ended June 30, 2023, the Company disposed of certain assets, substantially all of which were fully depreciated and related to the renovations and relocation of the New York and London office space. Leasehold improvement assets capitalized during the six months ended June 30, 2023 were largely related to build-out projects associated with new or amended office leases in New York and London. Refer to Note 4—Leases for further information.
Note 8—Income Taxes
The following table summarizes the Company’s tax position for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) before income taxes	$(22,813)	$5,807	$(44,947)	$9,855
Income tax expense (benefit)	$(4,543)	$3,141	$743	$6,137
Effective income tax rate	19.9%	54.1%	(1.7)%	62.3%
The Company’s overall effective tax rate in each of the periods presented above varies from the U.S. federal statutory rate primarily because (i) a portion of the Company’s income is allocated to non-controlling interests held in PWP OpCo in which the majority of any tax liability on such income is borne by the holders of such non-controlling interests and reported outside of the condensed consolidated financial statements, (ii) a portion of the Company’s compensation expense is non-deductible for tax purposes, and (iii) during the three and six months ended June 30, 2023, the Company recognized a previously unrecognized tax benefit at one of its foreign subsidiaries, as referenced below.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of June 30, 2023 and December 31, 2022, the Company recorded a liability for unrecognized tax benefits of $2.8 million and $5.6 million, respectively, related to potential double taxation at certain of its foreign subsidiaries. During the three and six months ended June 30, 2023, the Company favorably resolved an inquiry from a taxing authority, which caused the Company to change its assessment of the technical merits of this tax position at one of its foreign subsidiaries. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.
Note 9—Stockholders’ Equity
Share Repurchase Program
The Company’s Board of Directors approved a stock repurchase program on February 16, 2022 under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock, and on February 8, 2023, the Board approved an incremental $100.0 million, in each case with no requirement to purchase any minimum number of shares. The manner, timing, pricing and amount of any transactions will be subject to the Company’s discretion. During the three and six months ended June 30, 2023, the Company purchased 919,379 and 2,376,683 shares, respectively, resulting in an increase of $7.7 million and $22.5 million, respectively, at cost, to Treasury stock on the Company’s Condensed Consolidated Statement of Financial Condition. During the three and six months ended June 30, 2022, the Company purchased 6,267,904 and 6,440,207 shares, respectively, resulting in an increase of $43.7 million and $45.3 million, respectively, at cost, to Treasury stock on the Company’s Condensed Consolidated Statement of Financial Condition. The 11,920,699 shares purchased since inception of the share repurchase program through June 30, 2023 were purchased at an average price per share of $7.65.
Non-Controlling Interests
Perella Weinberg Partners owns less than 100% of the economic interests in PWP OpCo with the remaining interests held by non-controlling interests. As of June 30, 2023, PWP held a 48.8% ownership interest in PWP OpCo. Professional Partners and the ILPs owned 43,778,015 PWP OpCo Units as of June 30, 2023, which represented a 51.2% non-controlling ownership interest in PWP OpCo. These PWP OpCo Units are exchangeable into PWP Class A common stock on a one-for-one basis. Class B-1 and Class B-2 common stock have de minimis economic rights.
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
The Company settled exchanges of certain PWP OpCo Units and certain shares of Class B common stock for 786,644 shares during the six months ended June 30, 2023, and 629,591 and 966,639 shares, respectively, during the three and six months ended June 30, 2022, of Class A common stock. The exchanges created a step-up in tax basis for which the Company recorded on the Condensed Consolidated Statements of Financial Condition an increase in Deferred tax assets, net, as well as a related increase in Amounts due pursuant to the tax receivable agreement resulting in a net increase to Additional paid-in-capital. There were no exchanges during the three months ended June 30, 2023.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 10—Debt
As of June 30, 2023, and December 31, 2022, the Company had no outstanding debt. The Company has a revolving credit facility (the “Revolving Credit Facility”) through a credit agreement with Cadence Bank, N.A. (“Cadence Bank”), dated November 30, 2016 (as amended, the “Credit Agreement”), with an available line of credit of $50 million with up to $20 million of available incremental revolving commitments. The Company incurred $1.8 million in issuance costs related to the Credit Agreement, which were amortized as interest expense using the effective interest method over the life of the Revolving Credit Facility. Interest expense related to the Revolving Credit Facility was immaterial during the three and six months ended June 30, 2023 and June 30, 2022 and is included within Other income (expense) on the Condensed Consolidated Statements of Operations. Unamortized debt issuance costs of $0.3 million and $0.4 million, as of June 30, 2023 and December 31, 2022, respectively are reported within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Position. On June 30, 2023, the Credit Agreement was amended to provide for Term SOFR as the replacement benchmark rate for LIBOR, such that future SOFR-based loans will accrue interest at Term SOFR plus (i) a 0.10%-0.25% per annum spread based on interest payment frequency (with an adjusted Term SOFR floor of 0.25%) and (ii) a fixed rate of 2.00% per annum.
Note 11—Warrants
Warrant Exchange
As of June 30, 2023 and December 31, 2022, the Company had no warrants outstanding. On August 23, 2022, the Company concluded an offer to holders of its outstanding warrants which provided such holders the opportunity to receive 0.20 shares of the Company’s Class A common stock in exchange for each warrant tendered by such holders. This offer coincided with a solicitation of consents from holders of the public warrants to amend the warrant agreement (together, the “Warrant Exchange Offer”). Further information regarding the Company’s warrants is described in Note 12—Warrants in the Notes to Consolidated Financial Statements in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
During the third quarter of 2021, in connection with the Business Combination, the Company granted awards (the “Business Combination Awards”) in the form of (i) restricted stock units out of the Transaction Pool Reserve consisting of (a) PSUs that only vest upon the achievement of both service and market conditions and (b) RSUs that vest upon the achievement of service conditions as well as (ii) PSUs out of the General Share Reserve to certain executives and a small number of other partners that vest upon the achievement of both service and market conditions.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The Company grants RSU awards out of the General Share Reserve from time to time, which vest upon the achievement of service conditions. Additionally, during the six months ended June 30, 2023, the Company granted PSUs from the General Share Reserve that vest upon the achievement of both service and market conditions. During the six months ended June 30, 2023 and 2022, the Company granted 7,857,726 and 6,449,163 awards, respectively, from the General Share Reserve at a weighted average grant date fair value of $9.61 and $9.90 per award, respectively.
Prior to the Business Combination, Professional Partners granted certain equity-based awards to partners providing services to PWP OpCo (the “Legacy Awards”). In connection with the Business Combination, existing Legacy Awards were canceled and replaced by converting each limited partner’s capital interests in Professional Partners attributable to PWP OpCo into (“Professional Partners Awards”).
As of June 30, 2023, total unrecognized compensation expense related to all unvested equity-based awards was $347.7 million, which is expected to be recognized over a weighted average period of 2.5 years.
The following table presents the expense related to awards that were recorded in Professional fees and components of Equity-based compensation included on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Professional fees
PWP Incentive Plan Awards	$368	$530	$963	$1,045
Total Professional fees	$368	$530	$963	$1,045

Equity-based compensation
PWP Incentive Plan Awards	$23,805	$17,902	$51,142	$40,082
Legacy Awards(1)	3,224	3,338	6,449	6,677
Professional Partners Awards(1)	15,183	15,187	32,292	30,558
Total Equity-based compensation	$42,212	$36,427	$89,883	$77,317

Income tax benefit of equity-based awards	$3,065	$2,328	$6,624	$5,567
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
Benefit Plans
Certain employees participate in employee benefit plans, which consists of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code and (ii) a U.K. pension scheme for U.K. employees and (iii) a Germany pension plan for employees in Germany. Expenses related to the Company’s employee benefit plans were $1.7 million and $3.4 million for the three and six months ended June 30, 2023, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2022, respectively, and are included in Compensation and benefits in the Condensed Consolidated Statements of Operations.
Business Realignment
During the second quarter of 2023, the Company began a review of the business, which will result in employee reductions in order to improve compensation alignment and to provide greater flexibility to advance strategic opportunities (the “Business Realignment”).

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
In conjunction with the Business Realignment and for each of three and six months ended June 30, 2023, the Company incurred expenses related to separation and transition benefits of $3.8 million and the acceleration of equity-based compensation amortization (net of forfeitures) of $1.3 million, recorded in Compensation and benefits and Equity-based compensation, respectively, on the Condensed Consolidated Statements of Operations. Approximately $18 million of additional expense is expected to be incurred during the second half of 2023. This estimate is based on certain assumptions, and actual results may differ materially if unanticipated costs are incurred related to the Business Realignment.
As of June 30, 2023, the $3.3 million obligation related to the Business Realignment was recorded in Accrued compensation and benefits on the Condensed Consolidated Statements of Financial Condition, which reflected payments of $0.5 million made during the six months ended June 30, 2023.
Note 14—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$359	$9,265	$(4,764)	$18,159
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	(16,980)	(9,319)	(43,859)	(18,647)
Net income (loss) attributable to Perella Weinberg Partners – diluted	$(16,621)	$(54)	$(48,623)	$(488)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	42,743,611	44,584,181	42,531,895	45,247,373
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	43,778,015	46,104,690	44,034,180	46,705,704
Weighted average shares of Class A common stock outstanding – diluted	86,521,626	90,688,871	86,566,075	91,953,077
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.01	$0.21	$(0.11)	$0.40
Diluted	$(0.19)	$0.00	$(0.56)	$(0.01)
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warrants(1)	n/a	—	n/a	—
PWP Incentive Plan Awards	275,508	41,654	1,001,289	168,435
Total	275,508	41,654	1,001,289	168,435
__________________
(1)Prior to the Warrant Exchange Offer on August 23, 2022, the warrants were out-of-the-money which resulted in no potentially dilutive shares under the treasury stock method. For the three and six months ended June 30, 2023, the warrants were not outstanding, and thus, they are not applicable. Refer to Note 11—Warrants for further information regarding the Warrant Exchange Offer.
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
As of June 30, 2023 and December 31, 2022, the fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that are measured on a recurring basis pursuant to the above fair value hierarchy levels as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial asset
U.S. Treasury securities(1)	$50,004	$—	$—	$50,004

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets
U.S. Treasury securities(2)	$—	$140,110	$—	$140,110
Cash surrender value of company-owned life insurance	—	488	—	488
Total financial assets	$—	$140,598	$—	$140,598
__________________
(1)Consists of U.S. Treasury bills and notes that mature on January 25, 2024.
(2)Consists of U.S. Treasury notes that matured on January 31, 2023.
The Company had no transfers between fair value levels during the three and six months ended June 30, 2023 and 2022.
The Company’s investment in U.S. Treasury securities is presented within Investments in short-term marketable debt securities on the Condensed Consolidated Statements of Financial Condition, and the aggregate cost basis of the investment was $49.7 million and $139.2 million as of June 30, 2023 and December 31, 2022, respectively. The Company had net realized and unrealized gains (losses) on these investments of $0.3 million and $0.7 million for the three and six months ended June 30, 2023, respectively, and nominal amounts for the three and six months ended June 30, 2022.
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
The following table shows the components of income from PWP Capital Holdings LP reported within Related party income in the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
TSA income – Compensation related	$94	$213	$186	$418
TSA income – Non-compensation related	22	547	44	667
Sublease income	160	160	319	363
Total income from PWP Capital Holdings LP	$276	$920	$549	$1,448
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and ILPs that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of June 30, 2023, the Company had an amount due of $25.1 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date and is reported within Amount due pursuant to tax receivable agreement on the Condensed Consolidated Statement of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which are exclusive of potential payments in respect of future exchanges and may differ significantly from actual payments made:

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2023	$—
2024	1,091
2025	1,340
2026	1,388
2027	1,418
Thereafter	19,879
Total payments	$25,116
Partner Promissory Notes
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at an annual rate equal to the Federal Mid-Term Rate on an annual basis. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will. Repayment of the Partner Promissory Notes may be accelerated based on certain conditions as defined in the promissory note agreements and are primarily secured by the partner’s equity interests in PWP OpCo or one of its affiliates. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Condensed Consolidated Statements of Financial Condition in the amount of $2.0 million and $3.5 million as of June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023 and 2022, certain partners effectively repaid $1.5 million and $2.6 million, respectively, of principal and interest related to Partner Promissory Notes by foregoing the amount due from their respective deferred compensation agreements.
Other Partner Loans and Loan Guarantees
In November 2021, PWP OpCo agreed to provide loans to certain partners. As of June 30, 2023 and December 31, 2022, $3.5 million and $3.4 million, respectively, of outstanding loans to certain partners and related interest receivable are recognized in Due from related parties on the Condensed Consolidated Statements of Financial Condition. Additionally, the Company has unconditionally guaranteed certain of its partners’ loans with First Republic Bank. Refer to Note 17—Commitments and Contingencies for additional information on the guarantees.
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
Note 17—Commitments and Contingencies
Loan Guarantees
The Company has unconditionally guaranteed certain of its partners’ loans with First Republic Bank (“Lender”) whereby it will pay the Lender upon the occurrence of a default event. These guarantees are secured by the partners’ interests in Professional Partners. The total guarantees related to partners was $1.6 million as of December 31, 2022, and as of June 30, 2023 only nominal guarantees remained. As of June 30, 2023 and December 31, 2022, no loans were in default.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of June 30, 2023 and December 31, 2022, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the condensed consolidated financial statements of the Company as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022.
On October 20, 2015, Professionals GP, PWP MC LP, PWP Equity I LP and Perella Weinberg Partners Group LP (collectively, the “PWP Plaintiffs”), filed a complaint against Michael A. Kramer, Derron S. Slonecker, Joshua S. Scherer, Adam W. Verost (collectively, the “Individual Defendants”) and Ducera Partners LLC (together with the Individual Defendants, “Defendants”) in New York Supreme Court, Commercial Division (the “Court”). The complaint alleges that the Individual Defendants, three former partners and one former employee of the PWP Plaintiffs, entered into a scheme while at PWP to lift out the PWP Plaintiffs’ restructuring group to form a new competing firm that they were secretly forming in breach of their contractual and fiduciary duties to the PWP Plaintiffs. The complaint contains 14 causes of action, and seeks declaratory relief as well as damages resulting from the Individual Defendants’ contractual and fiduciary breaches, and from Defendants' unfair competition and tortious interference with the PWP Plaintiffs’ contracts and client relationships.
On November 9, 2015, Defendants filed an Answer, Counterclaims, Cross-claims and a Third-Party Complaint, which contained 14 causes of action. On July 17, 2016, the Court issued a decision, dismissing half of Defendants’ claims with prejudice. On August 18, 2016, Defendants filed an Amended Answer, Counterclaims, Cross-claims and Third-Party Complaint, with seven counterclaims and cross-claims. On December 12, 2016, Defendants appealed the dismissal of three of their counterclaims and cross-claims to the New York Appellate Division, First Department (the “First Department”). On August 29, 2017, the First Department issued a decision denying Defendants’ appeal other than allowing one Defendant to proceed with his breach of fiduciary duty counterclaim. On October 27, 2017, Defendants moved the First Department for leave to appeal its decision to the New York Court of Appeals. On December 28, 2017, the First Department denied Defendants’ motion for leave. On April 24, 2018, Defendants filed a Second Amended Answer, Counterclaims, Cross-claims and Third-Party Complaint, with eight counterclaims and cross-claims. Defendants are seeking declaratory relief and damages of no less than $60.0 million, as well as statutory interest. In addition, on January 19, 2022, Defendants filed a motion for leave to renew their New York Labor Law counterclaim that the Court dismissed in 2016. On June 30, 2023, the Court issued a decision denying Defendants’ motion for leave.
Discovery is complete. Both the PWP Plaintiffs and Defendants subsequently moved for summary judgment. On March 20, 2020, the parties completed briefing of their respective motions. The Court held oral argument on the motions on May 27, 2021. On May 24, 2023, the Court issued a decision and order on both motions for summary judgment (the “Summary Judgment Decision”). The Court granted the PWP Plaintiffs’ motion with respect to the restrictive covenants in the PWP Plaintiffs’ agreements, finding that they are valid and enforceable, and otherwise denied the motion. The Court denied Defendants’ motion in its entirety. On July 25, 2023, Defendants filed a notice of appeal of the Summary Judgment Decision.
We believe that our 14 causes of action are meritorious. Further, we believe that we have meritorious defenses to Defendants’ remaining counterclaims and cross-claims and plan to vigorously contest them. Litigation, however, can be uncertain and there can be no assurance that any judgment for one or more of Defendants or other outcome of the case would not have a material adverse effect on us. Additionally, even if we prevail in the litigation and are awarded damages, we do not know if we will be able to fully collect on any judgment against any or all Defendants.
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
For the three months ended June 30, 2023, one individual client generated revenues of $17.0 million, which accounted for more than 10% of aggregate revenue, while no individual client accounted for more than 10% of aggregate revenue for the six months ended June 30, 2023. For the three months ended June 30, 2022, one individual client generated revenues of $25.3 million, which accounted for more than 10% of aggregate revenue, while no individual client accounted for more than 10% of aggregate revenue for the six months ended June 30, 2022. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
United States	$134,782	$129,659	$230,320	$221,817
International	30,763	21,445	66,651	81,163
Total	$165,545	$151,104	$296,971	$302,980

	June 30, 2023	December 31, 2022
Assets
United States	$433,146	$531,590
International	148,956	185,503
Total	$582,102	$717,093
Note 19—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.
On July 4, 2023, the Company entered into a lease amendment related to the Paris office. The Paris lease amendment extends the term of the lease by approximately 9 years with an expected expiration of November 30, 2032.
On August 2, 2023, the Board of Directors of PWP declared a cash dividend of $0.07 per share of Class A common stock. This dividend will be paid on September 12, 2023 to Class A common stockholders of record on September 1, 2023. Holders of Class B common stock will also receive dividends equal to the amount of dividends made on 0.001 shares of Class A common stock.

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
Business Environment and Outlook
While the market environment remains challenging, conditions improved during the most recent quarter and we are experiencing an increase in the level of M&A advisory dialogue across our industries and geographies. Headwinds which have hampered industry volumes include rising interest rates and inflation, credit spreads, market volatility, lower liquidity and capital availability, recession risk and geopolitical tensions, amongst others.

Notwithstanding these headwinds, our core advisory services benefit from macroeconomic changes that impact our client base and lead them to consider business combinations, acquisitions and divestitures, capital raises and restructurings. These changes can include a broad range of economic factors in global or local markets, technological advancements which alter the competitive landscape, regulatory and political policies, globalization, changing consumer preferences, commodity and financial market movements, among many other factors.
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
Compensation and Benefits Expenses
Our compensation and benefits expenses consist of base salary, benefits, payroll taxes, cash bonus awards, deferred compensation awards, and amortization of equity-based compensation awards. Compensation is determined by management based on revenues earned, the competitiveness of the prevailing labor market and anticipated compensation requirements for our employees, the level of recruitment of new partners, the amount of compensation expense amortized for equity awards, and other relevant factors. Such factors can fluctuate, and as a result, our compensation expenses may fluctuate materially in any particular period and may not be consistent with prior periods or indicative of future periods. We intend to compensate our personnel competitively in order to continue building our business and growing our Company.
Equity-based awards are subject to a service vesting condition, and in some cases, a market-based performance vesting condition. The expense amortization of Legacy Awards and Professional Partners Awards is allocated to non-controlling interests as these awards have no economic impact on, and do not dilute, PWP shareholders relative to Professional Partners. The Business Combination Awards, which were granted outside the Company's normal and recurring compensation process, have $82.3 million of remaining amortization, which will be recognized over the next three years. The accounting for equity-based compensation expense, and potentially other factors as well, may cause the Company to experience operating losses in future periods.
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
Historically, our non-compensation expenses associated with business development have increased as we have increased our headcount. These costs include costs such as travel and related expenses which have increased due to increasing headcount, increasing prices charged by travel vendors and an increased volume of travel as COVID-19 pandemic-related travel restrictions have eased and we return to more normalized travel levels. Further, as we near completion of the renovations and relocation of our New York and London offices, depreciation and amortization expense is expected to continue to increase as leasehold improvements and other assets are placed into service. This increase will be partially mitigated by an expected decrease in rent and occupancy costs in the fourth quarter of 2023 once we no longer have overlapping rent costs.
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

Results of Operations
The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenues	$165,545	$151,104	10%	$296,971	$302,980	(2)%
Expenses
Compensation and benefits	106,216	90,587	17%	176,179	177,832	(1)%
Equity-based compensation	42,212	36,427	16%	89,883	77,317	16%
Total compensation and benefits	148,428	127,014	17%	266,062	255,149	4%
Non-compensation expenses	38,869	33,103	17%	75,351	67,203	12%
Total operating expenses	187,297	160,117	17%	341,413	322,352	6%
Operating income (loss)	(21,752)	(9,013)	141%	(44,442)	(19,372)	129%
Non-operating income (expenses)
Related party income	276	950	(71)%	549	1,508	(64)%
Other income (expense)	(1,337)	3,776	NM	(1,054)	5,619	NM
Change in fair value of warrant liabilities	—	10,094	NM	—	22,100	NM
Total non-operating income (expenses)	(1,061)	14,820	NM	(505)	29,227	NM
Income (loss) before income taxes	(22,813)	5,807	NM	(44,947)	9,855	NM
Income tax expense (benefit)	(4,543)	3,141	NM	743	6,137	(88)%
Net income (loss)	(18,270)	2,666	NM	(45,690)	3,718	NM
Less: Net income (loss) attributable to non-controlling interests	(18,629)	(6,599)	182%	(40,926)	(14,441)	183%
Net income (loss) attributable to Perella Weinberg Partners	$359	$9,265	(96)%	$(4,764)	$18,159	NM
NM = Not meaningful

Revenues
The following table provides revenue statistics for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Total Advisory Clients	88	77	11	124	114	10
Total Clients with Fees Greater than $1.0 million	36	32	4	64	62	2
Average Fee Size	$1.8	$1.9	$(0.1)	$2.3	$2.6	$(0.3)
For the three months ended June 30, 2023 as compared with the same period in 2022, revenues increased by 10%, which was driven by increased mergers and acquisition activity. Revenues attributed to financing and capital solutions were largely flat, though the composition was more weighted towards restructuring and liability management relative to the second quarter of 2022. The increase in revenues was supported by a meaningful increase in the number of advisory transaction completions, despite a slight decrease in average fee size per client.
For the six months ended June 30, 2023 revenues decreased by 2% from the six months ended June 30, 2022. There was a modest increase in mergers and acquisition activity period-over-period that was offset by lower financing and capital solutions revenues due to certain large fee events in the prior year period. Relative to the six months ended June 30, 2022, the six months ended June 30, 2023 experienced an increase in the number of advisory transaction completions with a decrease in average fee size per client as well as fewer transactions with outsized fee events.
Operating Expenses
The following table sets forth information relating to our operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Expenses
Compensation and benefits	$106,216	$90,587	17%	$176,179	$177,832	(1)%
% of Revenues	64%	60%		59%	59%
Equity-based compensation	$42,212	$36,427	16%	$89,883	$77,317	16%
% of Revenues	25%	24%		30%	26%
Total compensation and benefits	$148,428	$127,014	17%	$266,062	$255,149	4%
% of Revenues	90%	84%		90%	84%
Non-compensation expenses	$38,869	$33,103	17%	$75,351	$67,203	12%
% of Revenues	23%	22%		25%	22%
Total operating expenses	$187,297	$160,117	17%	$341,413	$322,352	6%
% of Revenues	113%	106%		115%	106%
Compensation and Benefits Expenses
The increase in total compensation and benefits expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to an increased bonus accrual associated with higher revenues coupled with a higher year-to-date compensation margin. During the first quarter of 2023, the Company granted additional equity-based awards which led to the increase in equity-based compensation. Business Realignment costs of $5.1 million also contributed to the increase in total compensation and benefits, which included separation and transition benefits and the acceleration of equity-based compensation amortization (net of forfeitures) for terminated employees. Additional Business Realignment costs are expected during the remainder of 2023, as referenced below.

The increase in total compensation and benefits expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a higher year-to-date compensation margin. Also, Business Realignment costs of $5.1 million were incurred for the six months ended June 30, 2023 and higher equity-based compensation was a result of awards granted during the first quarter of 2023, both contributing to the overall increase. Approximately $18 million of additional Business Realignment costs are expected to be incurred during the second half of 2023, which is based on our current assumptions, and actual results may differ materially if unanticipated costs are incurred related to the Business Realignment.
Non-Compensation Expenses
The increase in non-compensation expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 included a $1.8 million increase in technology and infrastructure primarily related to certain investments, a $1.3 million increase in professional fees related to legal spend, and a $1.1 million increase in travel-related expenses due to the return to more normalized travel levels and increased headcount. As a result of the New York and London office renovations and relocation, rent and occupancy increased $1.3 million due to overlapping rent costs and depreciation and amortization expense increased $1.0 million as leasehold improvements and other related assets were placed into service. General, administrative, and other expenses decreased slightly primarily due to lower D&O insurance costs.
The increase in non-compensation expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 included a $3.6 million increase in travel-related expenses due to the return to more normalized travel levels, increased costs of airfare and lodging, and increased headcount, and a $2.7 million increase in technology and infrastructure primarily related to certain investments. The $3.0 million increase in rent and occupancy and $0.9 million increase in depreciation and amortization expense was due to overlapping rent costs and new assets being placed into service, respectively, from the office renovations and relocation. This overall increase was partially offset by a decrease in professional fees of $1.4 million related to a decrease in co-advisory consulting fees and recruiting fees despite an increase in legal fees, as well as a slight decrease in general, administrative and other expenses.
Non-Operating Income (Expenses)
The decrease in non-operating income (expenses) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is primarily related to the $10.1 million gain from the change in fair value of warrant liabilities in the three months ended June 30, 2022 as the warrant price fell prior to the Warrant Exchange Offer. Other income (expense) includes foreign exchange rate fluctuations which resulted in a $1.1 million loss for the three months ended June 30, 2023 as opposed to a $3.8 million gain for the three months ended June 30, 2022, primarily related to U.S. dollar-denominated intercompany receivables held by our foreign subsidiaries as the U.S. dollar value fluctuated period over period. For the three months ended June 30, 2023, the foreign exchange loss combined with a $1.4 million non-operating loss on certain investments was partially offset by $1.4 million of interest income earned largely on cash and investments in U.S. Treasury securities.
The decrease in non-operating income (expenses) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is primarily related to the $22.1 million gain from the change in fair value of warrant liabilities in the six months ended June 30, 2022 as the warrant price fell prior to the Warrant Exchange Offer. Other income (expense) includes foreign exchange rate fluctuations which resulted in a $2.2 million loss for the six months ended June 30, 2023 as opposed to a $5.2 million gain for the six months ended June 30, 2022, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the U.S. dollar value fluctuated period over period. For the six months ended June 30, 2023, the foreign exchange loss and the non-operating loss on investment of $1.4 million was partially offset by $2.7 million of interest income earned largely on cash and investments in U.S. Treasury securities.
Income Tax Expense (Benefit)
The Company’s income tax benefit and effective tax rate were $4.5 million and 19.9%, respectively, for the three months ended June 30, 2023 compared to income tax expense and an effective tax rate of $3.1 million and 54.1%, respectively, for the three months ended June 30, 2022.
The Company’s income tax expense and effective tax rate were $0.7 million and (1.7)%, respectively, for the six months ended June 30, 2023 compared to income tax expense and an effective tax rate of $6.1 million and 62.3%, respectively, for the six months ended June 30, 2022.

The Company’s overall effective tax rate in each of the periods described above varies from the U.S. federal statutory rate primarily because (i) a portion of the Company’s income is allocated to non-controlling interests held in PWP OpCo in which the majority of any tax liability on such income is borne by the holders of such non-controlling interests and reported outside of the condensed consolidated financial statements and (ii) a portion of the Company’s compensation expense is non-deductible for tax purposes and (iii) during the three and six months ended June 30, 2023, the Company recognized a previously unrecognized tax benefit at one of its foreign subsidiaries as a result of the favorable resolution of an inquiry from a taxing authority, which caused the Company to change its assessment of the technical merits of this tax position
The change in the effective tax rate between the three and six months ended June 30, 2023 and the three and six months ended 2022 was primarily due to the relative impact of permanent differences on changes in pre-tax income, particularly the year-over-year change from pre-tax income to a pre-tax loss, as well as the recognition of a previously unrecognized tax benefit at one of the Company’s foreign subsidiaries during the three and six months ended June 30, 2023.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees, which generally have net terms of 30 days, and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of incentive compensation during the first quarter of each calendar year with respect to the prior year’s results. Our investing and financing cash flows were primarily influenced by the payment of dividends, distributions to partners, purchases and maturities of treasury shares, purchase of fixed assets and withholding payments for vesting of PWP Incentive Plan Awards during the six months ended June 30, 2023.
A summary of our operating, investing and financing cash flows is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Cash Provided By (Used In) Operating Activities
Net income (loss)	$(45,690)	$3,718
Non-cash charges and other operating activity adjustments	107,214	69,585
Other operating activities	(112,363)	(218,543)
Total operating activities	(50,839)	(145,240)
Investing Activities	56,477	(118,960)
Financing Activities	(49,611)	(77,220)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,217	(10,331)
Net increase (decrease) in cash, cash equivalents and restricted cash	(41,756)	(351,751)
Cash, cash equivalents and restricted cash, beginning of period	174,166	504,775
Cash, cash equivalents and restricted cash, end of period	$132,410	$153,024
Six Months Ended June 30, 2023
The Company’s cash and restricted cash were $132.4 million as of June 30, 2023, resulting in a decrease of $41.8 million from December 31, 2022. Cash, restricted cash and short-term marketable debt securities (U.S. Treasuries) were $182.4 million as of June 30, 2023, a decrease of $131.9 million from December 31, 2022. The Company’s net loss for the six months ended June 30, 2023 included non-cash charges and other adjustments, largely comprised of equity-based awards vesting expense, depreciation and amortization, and non-cash operating lease expense. The Company’s net operating cash outflow was predominantly due to the payment of the prior year’s annual bonus compensation. Accounts receivable, net of allowance balance declined from the December 31, 2022 balance due to the timing of collections. Investing activities resulted in a net inflow as a result of the maturities of investments of certain U.S. Treasury securities. This inflow was partially offset by additional investments of excess cash in U.S. Treasury securities and the purchase of fixed assets largely related to the New York and London office renovations and relocation. Financing activities resulted in a net outflow related to the repurchase of shares pursuant to the stock repurchase program, withholding payments for vesting of PWP Incentive Plan Awards, distributions to partners, and the payment of dividends.

Six Months Ended June 30, 2022
Cash and restricted cash were $153.0 million as of June 30, 2022, a decrease of $351.8 million from $504.8 million as of December 31, 2021. The Company recorded net income of $3.7 million for the six months ended June 30, 2022 which includes $69.6 million of non-cash charges, largely comprised of the equity-based compensation, depreciation and amortization and the change in fair value of warrant liabilities. This operating cash inflow was offset by working capital needs predominantly due to the payment of the annual bonus compensation which occurs in the first quarter of each year, resulting in a net outflow to cash of $145.2 million during the six months ended June 30, 2022. Investing activities resulted in a net outflow of $119.0 million largely attributable to investments of cash in treasury securities as well as the purchases of fixed assets. Financing activities resulted in a net outflow of $77.2 million primarily related to the repurchase of shares pursuant to the stock repurchase program, distributions to partners, withholding payments for vesting of incentive awards and the payment of dividends.
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
We evaluate our cash needs on a regular basis in light of current market and business conditions and regulatory requirements. Cash includes both cash and interest-bearing money market accounts and cash equivalents are defined as short-term highly liquid investments that have original maturities of three months or less from the date of purchase. As of June 30, 2023 and December 31, 2022, the Company had cash balances of $129.8 million and $171.6 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits. Additionally, as of June 30, 2023 and December 31, 2022, the Company held investments in short-term marketable debt securities, consisting entirely of U.S. Treasury securities, of $50.0 million and $140.1 million.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable generally have net terms of 30 days. Accounts receivable were $51.0 million, net of a $2.0 million allowance for credit losses balance as of June 30, 2023. Accounts receivable were $67.9 million, net of a $1.1 million allowance for credit losses balance as of December 31, 2022.
Line of Credit
The Company has a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Additionally, up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement. On June 30, 2023, the Company amended the Credit Agreement in order to provide for Term SOFR as the replacement benchmark rate for LIBOR, and to make certain other technical changes to the Credit Agreement related thereto. As of June 30, 2023, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
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

Share Repurchase Program
The Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock with no requirement to purchase any minimum number of shares. During the three and six months ended June 30, 2023, the Company purchased 919,379 and 2,376,683 shares, at a cost of $7.7 million and $22.5 million, respectively. As of June 30, 2023 $108.8 million remains of the $200 million share repurchase authorization.
Other Commitments and Contractual Obligations
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
Leases and Capital Expenditures
We have various non-cancelable operating leases in connection with the leases of our office spaces and equipment. See Note 4—Leases in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information as well as the expected timing of payments. The Company signed new lease agreements for the London office and the New York office spaces, which expand our square footage meaningfully in both locations in order to accommodate our anticipated growth. This expansion increased our contractual obligations as well as required capital contributions towards construction of these spaces (mitigated in part by free rent periods and tenant improvement allowances). Construction of the London space was completed in February 2023 and completion of the New York space is expected by the end of 2023. As of June 30, 2023, the Company estimates spending approximately $14 million to complete the construction of the New York space, net of tenant improvement allowances.
Business Realignment
We currently estimate that approximately $18 million of cash payments remain related to the Business Realignment, which are expected to be paid by or soon after December 31, 2023.

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
With respect to investments, we manage our credit risk exposure by holding investments primarily with investment grade credit quality. As of June 30, 2023, the Company held investments of $50.0 million in U.S. Treasury securities with maturities of less than 12 months.
Exchange Rate Risk
The Company is exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of its operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, Euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the six months ended June 30, 2023 and 2022, the net impact of non-functional currency related transaction gains and losses recorded in Other income (expense) on our Condensed Consolidated Statements of Operations was a $2.2 million loss and $5.2 million gain, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the U.S. dollar strengthened. For the six months ended June 30, 2023 and 2022, the net impact of the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) within our Condensed Consolidated Statements of Comprehensive Income (Loss) was a $3.5 million gain and $7.3 million loss, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future.
As of June 30, 2023, we held balances of $35.8 million of non-U.S. dollar denominated currencies, composed of pound sterling, the Euro, and Canadian dollars.
Critical Accounting Estimates
This Quarterly Report on Form 10-Q should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K filed on February 28, 2023 regarding these critical accounting estimates. For changes to our critical accounting estimates during the six months ended June 30, 2023, refer to Note 2—Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For details on the current legal proceedings, refer to Note 17—Commitments and Contingencies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes or updates to our risk factors that were previously disclosed in “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 28, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table summarizes our repurchase of equity securities during the three months ended June 30, 2023:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
April 1, 2023 - April 30, 2023	563,728	$8.89	563,728	$111,547,437
May 1, 2023 - May 31, 2023	355,651	$7.66	355,651	$108,823,525
June 1, 2023 - June 30, 2023	—	—	—	$108,823,525
Total	919,379	$8.41	919,379
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Resignation of Gary Barancik as Chief Financial Officer Effective December 31, 2023
On August 2, 2023, Perella Weinberg Partners (“PWP” or the “Company”) announced that Gary Barancik will be stepping down from his role as Chief Financial Officer of the Company, effective December 31, 2023. In connection with his separation, Mr. Barancik entered into a separation and transition agreement and a consulting agreement, as described below.

Appointment of Alexandra Gottschalk as Chief Financial Officer Effective January 1, 2024
Alexandra Gottschalk, Managing Director and Chief Accounting Officer of the Company, has been appointed Chief Financial Officer of the Company, effective January 1, 2024.
Alexandra Gottschalk, 37, has served as Chief Accounting Officer of the Company since 2019. Ms. Gottschalk is a seasoned financial executive, with over 15 years of accounting experience. Ms. Gottschalk has also served as Controller of the Company or its business units (including TPH&Co.) since 2010. Prior to that, she was with PwC in the firm’s Assurance practice and began her career at Deloitte in the International Tax Group. Ms. Gottschalk earned a Master of Science in Accountancy and a Bachelor of Business Administration in Accounting from the University of Houston Honors College. Additionally, she is a Certified Public Accountant.
There is no family relationship between Ms. Gottschalk and any other person that would require disclosure under Item 401(d) of Regulation S-K. Executive officers are elected by, and serve at the discretion of, the Board of Directors of the Company. Further, with regard to Ms. Gottschalk, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K.
Separation and Transition Agreement and Consulting Agreement with Gary Barancik
On August 2, 2023, the Company entered into a separation and transition agreement with Gary Barancik, which provides that if he remains employed as Chief Financial Officer through December 31, 2023, executes a release of claims, and completes the transition of his responsibilities, he will receive (i) a total separation payment of $2,450,000, payable in two installments on or about December 31, 2023 and June 30, 2024, (ii) continued vesting of his outstanding performance-based and time-based restricted stock units and his unvested partnership interests for the duration of the consulting period (as described below), (iii) waiver of the lock-up period applicable to his vested partnership interests, and (iv) certain Company-paid health insurance continuation premiums and other benefits.
In addition, on August 2, 2023, Perella Weinberg Partners Group LP entered into a consulting agreement with Mr. Barancik, which provides that, commencing on January 1, 2024, Mr. Barancik will provide strategic advisory services as may be reasonably requested by Perella Weinberg Partners Group LP. As consideration for the consulting services, in addition to the continued vesting of his equity (as described above), Mr. Barancik will receive consulting fees of $5,000 with respect to each calendar quarter from January 1, 2024, through June 30, 2026, unless either party terminates the consulting agreement earlier in accordance with its terms.
Item 6. Exhibits.

Exhibit Number	Description
10.1*	Amendment Agreement, dated as of June 30, 2023, by and among Perella Weinberg Partners Group LP, as Borrower, and each Lender under the Credit Agreement and Cadence Bank, as administrative agent.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERELLA WEINBERG PARTNERS

Date: August 4, 2023	By:	/s/ ANDREW BEDNAR
Andrew Bednar
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2023	By:	/s/ GARY S. BARANCIK
Gary S. Barancik
Chief Financial Officer
(Principal Financial Officer)