Form 10-Q
period 2023-09-30
Perella Weinberg Partners
filed 2023-11-07
CIK 1777835

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2023, the registrant had 43,268,614 shares of Class A common stock, par value $0.0001 per share, and 42,880,015 shares of Class B common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Perella Weinberg Partners
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$126,573	$171,570
Restricted cash	2,628	2,596
Investments in short-term marketable debt securities	70,008	140,110
Accounts receivable, net of allowance	68,884	67,906
Due from related parties	3,524	3,362
Fixed assets, net of accumulated depreciation and amortization	82,433	48,390
Intangible assets, net of accumulated amortization	20,837	25,772
Goodwill	34,383	34,383
Prepaid expenses and other assets	39,505	36,190
Right-of-use lease assets	144,031	153,720
Deferred tax assets, net	41,365	33,094
Total assets	$634,171	$717,093
Liabilities and Equity
Accrued compensation and benefits	$119,071	$217,011
Accounts payable, accrued expenses and other liabilities	44,762	46,336
Deferred revenue	1,419	5,014
Lease liabilities	175,301	165,601
Amount due pursuant to tax receivable agreement	28,806	22,991
Total liabilities	369,359	456,953
Commitments and Contingencies (Note 17)
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 55,980,547 issued and 43,257,849 outstanding at September 30, 2023; 1,500,000,000 shares authorized, 52,237,247 issued and 41,744,961 outstanding at December 31, 2022)	6	5
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 42,880,015 issued and outstanding at September 30, 2023; 600,000,000 shares authorized, 44,563,877 issued and outstanding at December 31, 2022)	4	4
Preferred stock, par value $0.0001 per share (100,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022)	—	—
Additional paid-in-capital	290,755	242,129
Retained earnings (accumulated deficit)	(39,508)	(18,071)
Accumulated other comprehensive income (loss)	(6,205)	(6,538)
Treasury stock, at cost (12,722,698 and 10,492,286 shares of Class A common stock at September 30, 2023 and December 31, 2022, respectively)	(100,800)	(80,067)
Total Perella Weinberg Partners equity	144,252	137,462
Non-controlling interests	120,560	122,678
Total equity	264,812	260,140
Total liabilities and equity	$634,171	$717,093
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$139,003	$145,379	$435,974	$448,359
Expenses
Compensation and benefits	84,872	86,260	261,051	264,092
Equity-based compensation	42,892	36,999	132,775	114,316
Total compensation and benefits	127,764	123,259	393,826	378,408
Professional fees	10,256	8,180	26,546	25,902
Technology and infrastructure	8,045	7,337	25,850	22,414
Rent and occupancy	6,766	6,404	20,858	17,511
Travel and related expenses	4,134	2,912	13,634	8,847
General, administrative and other expenses	5,036	3,648	16,226	15,414
Depreciation and amortization	3,694	2,457	10,168	8,053
Total expenses	165,695	154,197	507,108	476,549
Operating income (loss)	(26,692)	(8,818)	(71,134)	(28,190)
Non-operating income (expenses)
Related party income	221	740	770	2,248
Other income (expense)	2,542	6,083	1,488	11,702
Change in fair value of warrant liabilities	—	(6,294)	—	15,806
Total non-operating income (expenses)	2,763	529	2,258	29,756
Income (loss) before income taxes	(23,929)	(8,289)	(68,876)	1,566
Income tax expense (benefit)	(191)	4,570	552	10,707
Net income (loss)	(23,738)	(12,859)	(69,428)	(9,141)
Less: Net income (loss) attributable to non-controlling interests	(21,689)	(13,999)	(62,615)	(28,440)
Net income (loss) attributable to Perella Weinberg Partners	$(2,049)	$1,140	$(6,813)	$19,299
Net income (loss) per share attributable to Class A common shareholders
Basic	$(0.05)	$0.03	$(0.16)	$0.44
Diluted	$(0.27)	$(0.19)	$(0.84)	$(0.19)
Weighted-average shares of Class A common stock outstanding
Basic	43,123,465	42,263,427	42,731,252	44,241,794
Diluted	86,647,697	87,745,776	86,593,581	90,535,232

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(23,738)	$(12,859)	$(69,428)	$(9,141)
Foreign currency translation gain (loss), net of tax	(2,761)	(6,129)	722	(13,408)
Comprehensive income (loss)	(26,499)	(18,988)	(68,706)	(22,549)
Less: Comprehensive income (loss) attributable to non-controlling interests	(23,067)	(17,169)	(62,226)	(35,300)
Comprehensive income (loss) attributable to Perella Weinberg Partners	$(3,432)	$(1,819)	$(6,480)	$12,751

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	52,237,247	44,563,877	(10,492,286)	$5	$4	$(80,067)	$242,129	$(18,071)	$(6,538)	$122,678	$260,140
Net income (loss)	—	—	—	—	—	—	—	(5,123)	—	(22,297)	(27,420)
Equity-based awards	—	—	—	—	—	—	27,932	—	—	20,334	48,266
Distributions to partners	—	—	—	—	—	—	—	—	—	(3,119)	(3,119)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	1,250,162	—	99,057	—	—	1,189	(1,189)	—	—	—	—
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(11,356)	—	—	—	(11,356)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	169	(4,925)	—	—	(4,756)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	786	799	1,585
Other	—	—	—	—	—	—	(14)	—	—	(17)	(31)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity)	786,644	(785,862)	—	—	—	—	457	—	—	—	457
Treasury stock purchase	—	—	(1,457,304)	—	—	(14,754)	—	—	—	—	(14,754)
Change in ownership interests	—	—	—	—	—	—	2,678	—	—	(2,678)	—
Balance at March 31, 2023	54,274,053	43,778,015	(11,850,533)	$5	$4	$(93,632)	$260,806	$(28,119)	$(5,752)	$115,700	$249,012
Net income (loss)	—	—	—	—	—	—	—	359	—	(18,629)	(18,270)
Equity-based awards	—	—	—	—	—	—	24,173	—	—	18,407	42,580
Distributions to partners	—	—	—	—	—	—	—	—	—	(5,692)	(5,692)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	97,163	—	24,386	—	—	293	(189)	(98)	—	—	6
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(453)	—	—	—	(453)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	156	(4,758)	—	—	(4,602)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	930	968	1,898
Other	—	—	—	—	—	—	747	—	—	777	1,524
Treasury stock purchase	—	—	(919,379)	—	—	(7,735)	—	—	—	—	(7,735)
Change in ownership interests	—	—	—	—	—	—	(5,923)	—	—	5,923	—
Balance at June 30, 2023	54,371,216	43,778,015	(12,745,526)	$5	$4	$(101,074)	$279,317	$(32,616)	$(4,822)	$117,454	$258,268
Net income (loss)	—	—	—	—	—	—	—	(2,049)	—	(21,689)	(23,738)
Equity-based awards	—	—	—	—	—	—	25,622	—	—	17,820	43,442
Distributions to partners	—	—	—	—	—	—	—	—	—	(2,413)	(2,413)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	710,433	—	22,828	1	—	274	(279)	—	—	—	(4)
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(3,900)	—	—	—	(3,900)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	125	(4,843)	—	—	(4,718)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(1,383)	(1,378)	(2,761)
Other	—	—	—	—	—	—	(6)	—	—	(11)	(17)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity)	898,898	(898,000)	—	—	—	—	653	—	—	—	653
Change in ownership interests	—	—	—	—	—	—	(10,777)	—	—	10,777	—
Balance at September 30, 2023	55,980,547	42,880,015	(12,722,698)	$6	$4	$(100,800)	$290,755	$(39,508)	$(6,205)	$120,560	$264,812
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	43,649,319	50,154,199	(1,000,000)	$4	$5	$(12,000)	$158,131	$(18,075)	$(1,746)	$145,033	$271,352
Net income (loss)	—	—	—	—	—	—	—	8,894	—	(7,842)	1,052
Equity-based awards	—	—	—				22,695		—	18,710	41,405
Distributions to partners	—	—	—	—	—	—	—	—	—	(15,823)	(15,823)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	601,098	—	—	—	—	—	—	—	—	—	—
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(6,075)	—	—	—	(6,075)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	116	(4,229)	—	—	(4,113)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(1,040)	(1,062)	(2,102)
Other	—	—	—	—	—	—	734	—	—	1,265	1,999
Issuance of Class A common stock and exchange of PWP OpCo Units with corresponding Class B common stock for cash using Offering proceeds (Note 9—Stockholders’ Equity)	3,502,033	(3,498,534)	—	1	—	—	(538)	—	—	—	(537)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity)	337,048	(336,712)	—	—	—	—	17	—	—	—	17
Treasury stock purchase	—	—	(172,303)	—	—	(1,598)	—	—	—	—	(1,598)
Change in ownership interests	—	—	—	—	—	—	4,665	—	—	(4,665)	—
Balance at March 31, 2022	48,089,498	46,318,953	(1,172,303)	$5	$5	$(13,598)	$179,745	$(13,410)	$(2,786)	$135,616	$285,577
Net income (loss)	—	—	—	—	—	—	—	9,265	—	(6,599)	2,666
Equity-based awards	—	—	—	—	—	—	18,432	—	—	18,525	36,957
Distributions to partners	—	—	—	—	—	—	—	—	—	(2,856)	(2,856)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	66,116	—	—	—	—	—	—	—	—	—	—
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(359)	—	—	—	(359)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	134	(4,689)	—	—	(4,555)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(2,548)	(2,629)	(5,177)
Other	—	—		—	—		(8)	—	—	(6)	(14)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity)	629,591	(628,965)	—	—	—	—	263	—	—	—	263
Treasury stock purchase	—	—	(6,267,904)	—	—	(43,689)	—	—	—	—	(43,689)
Change in ownership interests	—	—	—	—	—	—	5,654	—	—	(5,654)	—
Balance at June 30, 2022	48,785,205	45,689,988	(7,440,207)	$5	$5	$(57,287)	$203,861	$(8,834)	$(5,334)	$136,397	$268,813
Net income (loss)	—	—	—	—	—	—	—	1,140	—	(13,999)	(12,859)
Equity-based awards	—	—	—	—	—	—	18,860	—	—	18,748	37,608
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(2,959)	(3,170)	(6,129)
Distributions to partners	—	—	—	—	—	—	—	—	—	(10,052)	(10,052)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	694,128	—	28,111	—	—	337	(337)	—	—	—	—
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(2,704)	—	—	—	(2,704)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	137	(4,515)	—	—	(4,378)
Other	—	—	—	—	—	—	(11)	—	—	(13)	(24)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity)	764,873	(764,111)	—	—	(1)	—	447	—	—	—	446
Warrant exchange for Class A common stock	1,565,948	—	—	—	—	—	11,999	—	—	—	11,999
Treasury stock purchase	—	—	(1,289,459)	—	—	(8,538)	—	—	—	—	(8,538)
Change in ownership interests	—	—	—	—	—	—	(6,274)	—	—	6,274	—
Balance at September 30, 2022	51,810,154	44,925,877	(8,701,555)	$5	$4	$(65,488)	$225,978	$(12,209)	$(8,293)	$134,185	$274,182
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(69,428)	$(9,141)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based awards vesting expense	134,288	115,970
Depreciation and amortization	10,168	8,053
Change in fair value of warrant liabilities	—	(15,806)
Foreign currency revaluation	(365)	(9,287)
Non-cash operating lease expense	10,374	11,724
Deferred taxes	(868)	(1,395)
Other	1,738	1,237
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	(2,878)	(3,629)
Due from related parties	(162)	654
Prepaid expenses and other assets	(4,527)	(3,235)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(96,754)	(176,244)
Accounts payable, accrued expenses and other liabilities	542	(2,708)
Deferred revenue	(3,626)	(3,423)
Lease liabilities	9,016	(11,462)
Net cash provided by (used in) operating activities	(12,482)	(98,692)
Cash flows from investing activities
Purchases of fixed assets	(45,504)	(8,226)
Purchases of investments in short-term marketable debt securities	(69,261)	(139,180)
Maturities of investments in short-term marketable debt securities	140,551	—
Other	488	—
Net cash provided by (used in) investing activities	26,274	(147,406)
Cash flows from financing activities
Proceeds from the Offering, net of underwriting discount	—	36,526
Exchange of PWP OpCo Units and corresponding Class B common stock for cash using Offering proceeds	—	(36,526)
Payment of offering costs	—	(1,318)
Distributions to partners	(11,224)	(28,731)
Dividends paid on Class A and Class B common stock	(10,087)	(9,874)
Withholding payments for vested PWP Incentive Plan Awards	(15,709)	(9,138)
Treasury stock purchases	(22,489)	(53,580)
Payments pursuant to tax receivable agreement	(472)	—
Net cash provided by (used in) financing activities	(59,981)	(102,641)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,224	(10,523)
Net increase (decrease) in cash, cash equivalents and restricted cash	(44,965)	(359,262)
Cash, cash equivalents and restricted cash, beginning of period	174,166	504,775
Cash, cash equivalents and restricted cash, end of period	$129,201	$145,513
Supplemental disclosure of non-cash activities
Lease liabilities arising from obtaining right-of-use lease assets	$918	$131,586
Accrued capital expenditures	$9,633	$—
Accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards	$5,520	$4,107
Non-cash paydown of Partner promissory notes	$1,547	$2,567
Deferred tax effect resulting from exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$1,110	$1,514
Accrued treasury stock purchases	$—	$245
Supplemental disclosures of cash flow information
Cash paid for income taxes	$4,435	$15,208

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
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of September 30, 2023 and December 31, 2022, the net assets of PWP OpCo were $245.8 million and $237.9 million, respectively. As of September 30, 2023 and December 31, 2022, the Company did not consolidate any VIEs other than PWP OpCo.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
In preparing the condensed consolidated financial statements, management makes estimates regarding the measurement of the amount due pursuant to the tax receivable agreement, measurement and timing of revenue recognition, assumptions used in the provision for income taxes, measurement of equity-based compensation, evaluation of goodwill and intangible assets, fair value measurement of financial instruments, and other matters that affect the reported amounts and disclosures of contingencies in the condensed consolidated financial statements.
Cash, Cash Equivalents and Restricted Cash
Cash includes both cash and interest-bearing money market accounts and cash equivalents are defined as highly liquid investments with original maturities of three months or less from the date of purchase. As of September 30, 2023 and December 31, 2022, the Company had no cash equivalents. The Company maintains cash with banks and brokerage firms, which from time to time may exceed federally insured limits.
Restricted cash represents cash that is not readily available for general purpose cash needs. As of September 30, 2023 and December 31, 2022, the Company had restricted cash of $2.6 million maintained as collateral for letters of credit related to certain office leases.
A reconciliation of the Company’s cash, cash equivalents and restricted cash as of September 30, 2023 and September 30, 2022 is presented below:

	September 30,
	2023	2022
Cash	$126,573	$142,854
Cash equivalents	—	—
Restricted cash	2,628	2,659
Cash, cash equivalents and restricted cash as shown on statements of cash flows	$129,201	$145,513
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $1.9 million and $(0.3) million during the three and nine months ended September 30, 2023, respectively, and $5.6 million and $10.8 million for the three and nine months ended September 30, 2022, respectively, which are included in Other income (expense) in the Condensed Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains and losses are generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive income (loss) in the Condensed Consolidated Statements of Changes in Equity.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Over time	$128,448	$144,440	$410,246	$440,325
Point in time	10,555	939	25,728	8,034
Total revenues	$139,003	$145,379	$435,974	$448,359
Reimbursable expenses billed to clients were $1.3 million and $3.7 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.7 million for the three and nine months ended September 30, 2022, respectively.
Remaining Performance Obligations and Revenue Recognized from Past Performance
As of September 30, 2023, the aggregate amount of the transaction price, as defined in the Accounting Standards Codification (“ASC”), allocated to performance obligations yet to be satisfied was $1.0 million, and the Company generally expects to recognize this revenue within the next 12 months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services.
The Company recognized revenue of $30.0 million and $211.0 million during the three and nine months ended September 30, 2023, respectively, and $40.0 million and $263.6 million during the three and nine months ended September 30, 2022, respectively, related to performance obligations that were satisfied or partially satisfied in prior periods. These amounts were recognized upon the resolution of revenue constraints and uncertainties in the respective periods and were generally related to transaction-related advisory services.
Contract Balances
As of September 30, 2023 and December 31, 2022, the Company recorded $1.4 million and $5.0 million, respectively, for contract liabilities which are presented as Deferred revenue on the Condensed Consolidated Statements of Financial Condition. The Company recognized previously deferred revenue of $1.0 million and $4.0 million for the three and nine months ended September 30, 2023, respectively, and $1.7 million and $5.8 million for the three and nine months ended September 30, 2022, respectively, which was primarily related to transaction-related advisory services that are recognized over time.
Accounts Receivable and Allowance for Credit Losses
As of September 30, 2023 and December 31, 2022, $6.5 million and $5.1 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. These amounts represent amounts due from clients and are recognized as revenue in accordance with the Company’s revenue recognition policies but unbilled at the end of the period.
As of September 30, 2023, certain accounts receivable in the aggregate amount of $34.1 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with one client. Of that amount, all was subsequently received after September 30, 2023. As of December 31, 2022, certain accounts receivable in the aggregate amount of $28.4 million, were greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The allowance for credit losses activity for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$2,021	$2,725	$1,143	$1,851
Bad debt expense	1,053	(19)	2,118	1,653
Write-offs	(853)	—	(1,134)	(760)
Recoveries	—	—	82	—
Foreign currency translation and other adjustments	(21)	(113)	(9)	(151)
Ending balance	$2,200	$2,593	$2,200	$2,593
Note 4—Leases
The Company leases office space and equipment under operating lease agreements. See the summary below of significant new leases and lease modifications.
During the first half of 2022, the Company entered into amendments to its New York and Los Angeles office leases, as well as a new 12-year lease agreement related to the relocation of the Company’s United Kingdom (“U.K.”) office in London. The New York lease amendment extended the term of the lease by approximately 16 years with an expiration of December 31, 2039. The amended term of the Los Angeles lease is scheduled to expire on December 31, 2032. In the second quarter of 2022, the Company’s amended Los Angeles lease commenced, and the amended New York lease partially commenced resulting in an increase to Lease liabilities and a corresponding increase to Right-of-use lease assets of $66.3 million. In the third quarter of 2022, the New York lease became fully commenced and the London lease also commenced, which resulted in an additional $62.3 million increase to Lease liabilities and a corresponding increase to Right-of-use lease assets.
Other information as it relates to the Company’s operating leases was as follows:

	September 30, 2023	December 31, 2022
Weighted-average discount rate - operating leases	4.7%	4.6%
Weighted-average remaining lease term - operating leases	14.5 years	14.9 years

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$5,363	$5,311	$16,135	$14,172
Variable lease cost	812	751	2,756	1,758
Sublease income - operating leases	(106)	(159)	(425)	(522)
Total net lease cost	$6,069	$5,903	$18,466	$15,408

Net cash outflows (inflows) on operating leases(1)	$(1,222)	$4,767	$(1,688)	$14,730
__________________
(1)Presented net of lease incentives received, including landlord contributions to tenant improvements.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of September 30, 2023, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases	Sublease Income	Net Payments
Remainder of 2023	$(482)	$38	$(520)
2024	7,382	—	7,382
2025	18,345	—	18,345
2026	19,375	—	19,375
2027	18,540	—	18,540
Thereafter	188,632	—	188,632
Total lease payments(1)	251,792	$38	$251,754
Less: Imputed Interest	(76,491)
Total lease liabilities	$175,301
__________________
(1)Future lease payments are presented net of expected lease incentives, including landlord contributions to tenant improvements.
Refer to Note 16—Related Party Transactions for information regarding the Company’s subleasing arrangements.
Note 5—Intangible Assets
The following table provides the detail of the intangible assets:

	September 30, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(32,390)	$15,010
Trade names and trademarks	18,400	(12,573)	5,827
Total	$65,800	$(44,963)	$20,837

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(28,835)	$18,565
Trade names and trademarks	18,400	(11,193)	7,207
Total	$65,800	$(40,028)	$25,772
The intangible assets, amortized over an average useful life of ten years, resulted in amortization expense of $1.6 million for the three months ended September 30, 2023 and 2022 and $4.9 million for the nine months ended September 30, 2023 and 2022, all of which is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations. Amortization of intangible assets held at September 30, 2023 is expected to be $6.6 million for each of the years ending December 31, 2023, 2024, and 2025, and $6.0 million for the year ending December 31, 2026. These intangible assets will be fully amortized by November 30, 2026.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 6—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries, including the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Canadian Investment Regulatory Organization (“CIRO,” formerly the Investment Industry Regulatory Organization of Canada or “IIROC”), the Financial Conduct Authority (“FCA”) of the U.K. and the Autorité de contrôle prudentiel et de resolution (“ACPR”) of France. None of the SEC regulated subsidiaries hold funds or securities for, or owe money or securities to clients or carry accounts of or for clients, and as such are all exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of September 30, 2023 and December 31, 2022, all regulated subsidiaries were in excess of their applicable minimum capital requirements. As a result of the minimum capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.
Note 7—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Leasehold improvements	$77,625	$76,389
Furniture and fixtures	11,939	15,313
Equipment	21,860	21,382
Software	5,920	6,945
Total	117,344	120,029
Less: Accumulated depreciation and amortization	(34,911)	(71,639)
Fixed assets, net	$82,433	$48,390
Depreciation expense related to fixed assets was $2.0 million and $5.0 million for the three and nine months ended September 30, 2023, respectively, and $0.6 million and $2.4 million for the three and nine months ended September 30, 2022, respectively. Amortization expense related to software costs was $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively.
During the nine months ended September 30, 2023, the Company disposed of certain assets, substantially all of which were fully depreciated and related to the renovations and relocation of the New York and London office space. Leasehold improvement assets capitalized during the nine months ended September 30, 2023 were largely related to build-out projects associated with new or amended office leases in New York and London. Refer to Note 4—Leases for further information.
Note 8—Income Taxes
The following table summarizes the Company’s tax position for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) before income taxes	$(23,929)	$(8,289)	$(68,876)	$1,566
Income tax expense (benefit)	$(191)	$4,570	$552	$10,707
Effective income tax rate	0.8%	(55.1)%	(0.8)%	683.7%
The Company’s overall effective tax rate in each of the periods presented above varies from the U.S. federal statutory rate primarily because (i) a portion of the Company’s income is allocated to non-controlling interests held in PWP OpCo in which the majority of any tax liability on such income is borne by the holders of such non-controlling interests and reported outside of the condensed consolidated financial statements, (ii) a portion of the Company’s compensation expense is non-deductible for tax purposes, and (iii) during the nine months ended September 30, 2023, the Company recognized a previously unrecognized tax benefit at one of its foreign subsidiaries, as referenced below.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of September 30, 2023 and December 31, 2022, the Company recorded a liability for unrecognized tax benefits of $3.6 million and $5.6 million, respectively, related to potential double taxation at certain of its foreign subsidiaries. During the nine months ended September 30, 2023, the Company favorably resolved an inquiry from a taxing authority, which caused the Company to change its assessment of the technical merits of this tax position at one of its foreign subsidiaries. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.
Note 9—Stockholders’ Equity
Share Repurchase Program
The Company’s Board of Directors approved a stock repurchase program on February 16, 2022 under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock, and on February 8, 2023, the Board approved an incremental $100.0 million, in each case with no requirement to purchase any minimum number of shares. The manner, timing, pricing and amount of any transactions will be subject to the Company’s discretion. During the nine months ended September 30, 2023, the Company purchased 2,376,683 shares resulting in an increase of $22.5 million, at cost, to Treasury stock on the Company’s Condensed Consolidated Statement of Financial Condition. No shares were purchased during the three months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company purchased 1,289,459 and 7,729,666 shares, respectively, resulting in an increase of $8.5 million and $53.8 million, respectively, at cost, to Treasury stock on the Company’s Condensed Consolidated Statement of Financial Condition. The 11,920,699 shares purchased since inception of the share repurchase program through September 30, 2023 were purchased at an average price per share of $7.65.
Non-Controlling Interests
Perella Weinberg Partners owns less than 100% of the economic interests in PWP OpCo with the remaining interests held by non-controlling interests. As of September 30, 2023, PWP held a 50.2% ownership interest in PWP OpCo. Professional Partners and the ILPs owned 42,880,015 PWP OpCo Units as of September 30, 2023, which represented a 49.8% non-controlling ownership interest in PWP OpCo. These PWP OpCo Units are exchangeable into PWP Class A common stock on a one-for-one basis. Class B-1 and Class B-2 common stock have de minimis economic rights.
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
The Company settled exchanges of certain PWP OpCo Units and certain shares of Class B common stock for 898,898 and 1,685,542 shares, respectively, during the three and nine months ended September 30, 2023, and 764,873 and 1,731,512 shares, respectively, during the three and nine months ended September 30, 2022, of Class A common stock. The exchanges created a step-up in tax basis for which the Company recorded on the Condensed Consolidated Statements of Financial Condition an increase in Deferred tax assets, net, as well as a related increase in Amounts due pursuant to the tax receivable agreement resulting in a net increase to Additional paid-in-capital.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 10—Debt
As of September 30, 2023, and December 31, 2022, the Company had no outstanding debt. The Company has a revolving credit facility (the “Revolving Credit Facility”) through a credit agreement with Cadence Bank, N.A. (“Cadence Bank”), dated November 30, 2016 (as amended, the “Credit Agreement”), with an available line of credit of $50 million with up to $20 million of available incremental revolving commitments. The Company incurred $1.8 million in issuance costs related to the Credit Agreement, which were amortized as interest expense using the effective interest method over the life of the Revolving Credit Facility. Interest expense related to the Revolving Credit Facility was immaterial during the three and nine months ended September 30, 2023 and September 30, 2022 and is included within Other income (expense) on the Condensed Consolidated Statements of Operations. Unamortized debt issuance costs of $0.3 million and $0.4 million, as of September 30, 2023 and December 31, 2022, respectively are reported within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Position. On June 30, 2023, the Credit Agreement was amended to provide for Term SOFR as the replacement benchmark rate for LIBOR, such that future SOFR-based loans will accrue interest at Term SOFR plus (i) a 0.10%-0.25% per annum spread based on interest payment frequency (with an adjusted Term SOFR floor of 0.25%) and (ii) a fixed rate of 2.00% per annum.
Note 11—Warrants
Warrant Exchange
As of September 30, 2023 and December 31, 2022, the Company had no warrants outstanding. On August 23, 2022, the Company concluded an offer to holders of its outstanding warrants which provided such holders the opportunity to receive 0.20 shares of the Company’s Class A common stock in exchange for each warrant tendered by such holders. This offer coincided with a solicitation of consents from holders of the public warrants to amend the warrant agreement (together, the “Warrant Exchange Offer”). Further information regarding the Company’s warrants is described in Note 12—Warrants in the Notes to Consolidated Financial Statements in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The Company grants RSU awards out of the General Share Reserve from time to time, which vest upon the achievement of service conditions. Additionally, during the nine months ended September 30, 2023, the Company granted PSUs from the General Share Reserve that vest upon the achievement of both service and market conditions. During the nine months ended September 30, 2023 and 2022, the Company granted 8,971,251 and 6,724,820 awards, respectively, from the General Share Reserve at a weighted average grant date fair value of $9.75 and $9.83 per award, respectively.
Prior to the Business Combination, Professional Partners granted certain equity-based awards to partners providing services to PWP OpCo (the “Legacy Awards”). In connection with the Business Combination, existing Legacy Awards were canceled and replaced by converting each limited partner’s capital interests in Professional Partners attributable to PWP OpCo into various capital units (“Professional Partners Awards”).
During the three months ended September 30, 2023, the Company amended the vesting conditions of certain equity-based awards. The amendment resulted in a modification of the awards under ASC Topic 718, Compensation—Stock Compensation, which will result in net incremental compensation cost of $10.2 million to be recognized over the remaining requisite service period.
As of September 30, 2023, total unrecognized compensation expense related to all unvested equity-based awards was $322.2 million, which is expected to be recognized over a weighted average period of 2.3 years.
The following table presents the expense related to awards that were recorded in Professional fees and components of Equity-based compensation included on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Professional fees
PWP Incentive Plan Awards	$550	$609	$1,513	$1,654
Total Professional fees	$550	$609	$1,513	$1,654

Equity-based compensation
PWP Incentive Plan Awards	$25,072	$18,251	$76,214	$58,333
Legacy Awards(1)	3,225	3,339	9,674	10,016
Professional Partners Awards(1)	14,595	15,409	46,887	45,967
Total Equity-based compensation	$42,892	$36,999	$132,775	$114,316

Income tax benefit of equity-based awards	$4,092	$2,297	$10,716	$7,864
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
Benefit Plans
Certain employees participate in employee benefit plans, which consists of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code and (ii) a U.K. pension scheme for U.K. employees and (iii) a Germany pension plan for employees in Germany. Expenses related to the Company’s employee benefit plans were $1.7 million and $5.1 million for the three and nine months ended September 30, 2023, respectively, and $1.5 million and $4.4 million for the three and nine months ended September 30, 2022, respectively, and are included in Compensation and benefits in the Condensed Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Business Realignment
During the second quarter of 2023, the Company began a review of the business, which is resulting in employee reductions in order to improve compensation alignment and to provide greater flexibility to advance strategic opportunities (the “Business Realignment”).
In conjunction with the Business Realignment and for the three and nine months ended September 30, 2023, the Company incurred expenses related to separation and transition benefits of $3.6 million and $7.5 million, respectively, and the acceleration of equity-based compensation amortization (net of forfeitures) of $2.8 million and $4.0 million, respectively. Such amounts are presented in Compensation and benefits and Equity-based compensation on the Condensed Consolidated Statements of Operations. Approximately $18 million of additional expense is expected to be incurred during the remainder of 2023. This estimate is based on certain assumptions, and actual results may differ materially if unanticipated costs are incurred related to the Business Realignment.
As of September 30, 2023, Accrued compensation and benefits on the Condensed Consolidated Statements of Financial Condition included $4.0 million related to the Business Realignment. Payments of $3.0 million were made during the nine months ended September 30, 2023 related to the Business Realignment.
Note 14—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$(2,049)	$1,140	$(6,813)	$19,299
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	(21,721)	(17,924)	(65,579)	(36,570)
Net income (loss) attributable to Perella Weinberg Partners – diluted	$(23,770)	$(16,784)	$(72,392)	$(17,271)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	43,123,465	42,263,427	42,731,252	44,241,794
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	43,524,232	45,482,349	43,862,329	46,293,438
Weighted average shares of Class A common stock outstanding – diluted	86,647,697	87,745,776	86,593,581	90,535,232
Net income (loss) per share attributable to Class A common shareholders
Basic	$(0.05)	$0.03	$(0.16)	$0.44
Diluted	$(0.27)	$(0.19)	$(0.84)	$(0.19)
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warrants(1)	n/a	—	n/a	—
PWP Incentive Plan Awards	2,682,303	129,712	1,561,627	155,527
Total	2,682,303	129,712	1,561,627	155,527
__________________
(1)Prior to the Warrant Exchange Offer on August 23, 2022, the warrants were out-of-the-money which resulted in no potentially dilutive shares under the treasury stock method. For the three and nine months ended September 30, 2023, the warrants were not outstanding, and thus, they are not applicable. Refer to Note 11—Warrants for further information regarding the Warrant Exchange Offer.
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
As of September 30, 2023 and December 31, 2022, the fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that are measured on a recurring basis pursuant to the above fair value hierarchy levels as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial asset
U.S. Treasury securities(1)	$70,008	$—	$—	$70,008

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets
U.S. Treasury securities(2)	$—	$140,110	$—	$140,110
Cash surrender value of company-owned life insurance	—	488	—	488
Total financial assets	$—	$140,598	$—	$140,598
__________________
(1)Consists of U.S. Treasury bills and notes that mature on various dates in January 2024.
(2)Consists of U.S. Treasury notes that matured on January 31, 2023.
The Company had no transfers between fair value levels during the three and nine months ended September 30, 2023 and 2022.
The Company’s investment in U.S. Treasury securities is presented within Investments in short-term marketable debt securities on the Condensed Consolidated Statements of Financial Condition, and the aggregate cost basis of the investment was $69.1 million and $139.2 million as of September 30, 2023 and December 31, 2022, respectively. The Company had net realized and unrealized gains (losses) on these investments of $0.8 million and $1.5 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.1 million for the three and nine months ended September 30, 2022.
The cash surrender value of company-owned life insurance was included in Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition at the amount that could be realized under the contract as of December 31, 2022, which approximated fair value.
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
The following table shows the components of income from PWP Capital Holdings LP reported within Related party income in the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
TSA income – Compensation related	$93	$223	$279	$641
TSA income – Non-compensation related	22	328	66	995
Sublease income	106	159	425	522
Total income from PWP Capital Holdings LP	$221	$710	$770	$2,158

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and ILPs that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of September 30, 2023, the Company had an amount due of $28.8 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date and is reported within Amount due pursuant to tax receivable agreement on the Condensed Consolidated Statement of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which are exclusive of potential payments in respect of future exchanges and may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2023	$—
2024	1,106
2025	1,416
2026	1,585
2027	1,623
Thereafter	23,076
Total payments	$28,806
Partner Promissory Notes
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at an annual rate equal to the Federal Mid-Term Rate on an annual basis. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will. Repayment of the Partner Promissory Notes may be accelerated based on certain conditions as defined in the promissory note agreements and are primarily secured by the partner’s equity interests in PWP OpCo or one of its affiliates. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Condensed Consolidated Statements of Financial Condition in the amount of $2.1 million and $3.5 million as of September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023 and 2022, certain partners effectively repaid $1.5 million and $2.6 million respectively, of principal and interest related to Partner Promissory Notes by foregoing the amount due from their respective deferred compensation agreements.
Other Partner Loans
In November 2021, PWP OpCo agreed to provide loans to certain partners. As of September 30, 2023 and December 31, 2022, $3.5 million and $3.4 million, respectively, of outstanding loans to certain partners and related interest receivable are recognized in Due from related parties on the Condensed Consolidated Statements of Financial Condition.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 17—Commitments and Contingencies
Loan Guarantees
As of September 30, 2023, the Company had no outstanding guarantees. Prior to September 30, 2023, the Company unconditionally guaranteed certain of its partners’ loans with First Republic Bank (“Lender”) whereby it promised to pay the Lender upon the occurrence of a default event. These guarantees were secured by the partners’ interests in Professional Partners. The total guaranteed amount related to partners was $1.6 million as of December 31, 2022 and no loans were in default.
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of September 30, 2023 and December 31, 2022, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the condensed consolidated financial statements of the Company as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022.
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
For the three months ended September 30, 2023, revenues of $34.1 million related to one individual client accounted for more than 10% of aggregate revenue, while no individual client accounted for more than 10% of aggregate revenue for the nine months ended September 30, 2023. For the three months ended September 30, 2022, revenues of $50.0 million related to two individual clients accounted for more than 10% of aggregate revenue, while no individual client accounted for more than 10% of aggregate revenue for the nine months ended September 30, 2022. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
United States	$123,863	$128,409	$354,183	$350,226
International	15,140	16,970	81,791	98,133
Total	$139,003	$145,379	$435,974	$448,359

	September 30, 2023	December 31, 2022
Assets
United States	$481,208	$531,590
International	152,963	185,503
Total	$634,171	$717,093
Note 19—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.
On November 1, 2023, the Board of Directors of PWP declared a cash dividend of $0.07 per share of Class A common stock. This dividend will be paid on December 8, 2023 to Class A common stockholders of record on November 24, 2023. Holders of Class B common stock will also receive dividends equal to the amount of dividends made on 0.001 shares of Class A common stock.

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
Business Environment
Economic and global financial market conditions impact our financial performance. Today’s market environment for an advisory business remains challenging, even though client dialogues are increasingly active.
Our core advisory services benefit from macroeconomic changes that impact our client base and lead them to consider business combinations, acquisitions and divestitures, capital raises and restructurings, and we continue to invest in our platform to achieve scale, accelerate growth, and deliver value in anticipation of a rebound in activity levels.
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
Compensation and Benefits Expenses
Our compensation and benefits expenses account for a majority of our operating expenses and are primarily driven by headcount. These expenses consist of base salary, benefits, payroll taxes, cash bonus awards, deferred compensation awards, and amortization of equity-based compensation awards. Compensation is determined by management based on revenues earned, labor market competitiveness, recruitment of new partners, amortization of equity-based awards, and other factors, leading to potential fluctuations in a particular period.
Equity-based awards are subject to a service vesting condition, and in some cases, a market-based performance vesting condition. The expense amortization of Legacy Awards and Professional Partners Awards is allocated to non-controlling interests as these awards have no economic impact on, and do not dilute, PWP shareholders relative to Professional Partners.
Non-Compensation Expenses
Our non-compensation expenses include the costs of professional fees, technology and infrastructure, rent and occupancy, travel and related expenses, depreciation and amortization and general, administrative and other expenses. Our non-compensation expenses also include certain co-advisory fees and expenses reimbursed by our clients. Revenues related to co-advisory fees and expenses reimbursed by clients are presented within revenues on our Condensed Consolidated Statements of Operations. Overall, our non-compensation expenses are subject to variability due to multiple factors, including headcount, business needs, and inflation.
Non-Operating Income (Expenses)
Non-operating income (expenses) includes the impact of income and expense items that we consider to be non-operational in nature, which typically includes related party income, interest income and expense, and other non-operating gains (losses), including the impact of foreign exchange rate fluctuations. Prior to the completion of the Warrant Exchange Offer on August 23, 2022, non-operating income (expenses) also included the change in fair value of warrant liabilities.

Results of Operations
The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenues	$139,003	$145,379	(4)%	$435,974	$448,359	(3)%
Expenses
Compensation and benefits	84,872	86,260	(2)%	261,051	264,092	(1)%
Equity-based compensation	42,892	36,999	16%	132,775	114,316	16%
Total compensation and benefits	127,764	123,259	4%	393,826	378,408	4%
Non-compensation expenses	37,931	30,938	23%	113,282	98,141	15%
Total operating expenses	165,695	154,197	7%	507,108	476,549	6%
Operating income (loss)	(26,692)	(8,818)	(203)%	(71,134)	(28,190)	(152)%
Non-operating income (expenses)
Related party income	221	740	(70)%	770	2,248	(66)%
Other income (expense)	2,542	6,083	(58)%	1,488	11,702	(87)%
Change in fair value of warrant liabilities	—	(6,294)	NM	—	15,806	NM
Total non-operating income (expenses)	2,763	529	422%	2,258	29,756	(92)%
Income (loss) before income taxes	(23,929)	(8,289)	(189)%	(68,876)	1,566	NM
Income tax expense (benefit)	(191)	4,570	NM	552	10,707	(95)%
Net income (loss)	(23,738)	(12,859)	(85)%	(69,428)	(9,141)	(660)%
Less: Net income (loss) attributable to non-controlling interests	(21,689)	(13,999)	(55)%	(62,615)	(28,440)	(120)%
Net income (loss) attributable to Perella Weinberg Partners	$(2,049)	$1,140	NM	$(6,813)	$19,299	NM
NM = Not meaningful
Revenues
The following table provides revenue statistics for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Total Advisory Clients	81	78	3	159	151	8
Total Clients with Fees Greater than $1.0 million	29	24	5	90	86	4
For the three months ended September 30, 2023 as compared with the same period in 2022, revenues decreased by 4%. Revenues attributed to mergers and acquisitions were slightly higher in the third quarter of 2023 compared to the same period in 2022, but financing and capital solutions activity decreased as compared to the third quarter of 2022, which contained a particularly large financing fee.

For the nine months ended September 30, 2023 revenues decreased by 3% from the nine months ended September 30, 2022. There was a slight increase in mergers and acquisition activity period-over-period while financing and capital solutions revenues were lower due to a large financing fee and restructuring fee in the prior year period.
Operating Expenses
The following table sets forth information relating to our operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Expenses
Compensation and benefits	$84,872	$86,260	(2)%	$261,051	$264,092	(1)%
% of Revenues	61%	59%		60%	59%
Equity-based compensation	$42,892	$36,999	16%	$132,775	$114,316	16%
% of Revenues	31%	25%		30%	25%
Total compensation and benefits	$127,764	$123,259	4%	$393,826	$378,408	4%
% of Revenues	92%	85%		90%	84%
Non-compensation expenses	$37,931	$30,938	23%	$113,282	$98,141	15%
% of Revenues	27%	21%		26%	22%
Total operating expenses	$165,695	$154,197	7%	$507,108	$476,549	6%
% of Revenues	119%	106%		116%	106%
Compensation and Benefits Expenses
The increase in total compensation and benefits expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to a higher year-to-date compensation margin. The increase was also driven by additional equity-based awards granted during the first quarter of 2023, as well as Business Realignment costs of $6.4 million incurred during the current period. These costs included separation and transition benefits and the acceleration of equity-based compensation amortization (net of forfeitures) for terminated employees.
The increase in total compensation and benefits expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a higher year-to-date compensation margin. Also, Business Realignment costs of $11.5 million were incurred for the nine months ended September 30, 2023 and higher equity-based compensation was a result of awards granted during the first quarter of 2023, both contributing to the overall increase. Approximately $18 million of additional Business Realignment costs are expected to be incurred during the remainder of 2023, which is based on our current assumptions, and actual results may differ materially if unanticipated costs are incurred related to the Business Realignment.
Non-Compensation Expenses
The increase in non-compensation expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 included a $2.1 million increase in professional fees primarily related to increased legal spend partially offset by decreased recruiting and consulting fees, a $1.4 million increase in general, administrative, and other expenses primarily due to bad debt expense offset by lower D&O insurance, a $1.2 million increase in travel-related expenses due to increased costs of airfare and lodging and increased headcount, and a $0.7 million increase in technology and infrastructure primarily related to certain investments. As a result of the New York and London office renovations and relocation, rent and occupancy slightly increased due to certain overlapping rent costs as well as increased lease operating costs and depreciation and amortization expense increased $1.2 million as leasehold improvements and other related assets were placed into service.
The increase in non-compensation expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 included a $4.8 million increase in travel-related expenses due to increased costs of airfare and lodging and increased headcount and a $3.4 million increase in technology and infrastructure primarily related to certain investments. The $3.3 million increase in rent and occupancy and $2.1 million increase in depreciation and amortization expense was due to overlapping rent and increased lease operating costs and new assets being placed into service, respectively, from the office renovations and relocation. Professional fees increased slightly due to increased legal spend offset by decreased consulting and recruiting fees. General, administrative and other expenses also increased marginally driven by increased VAT and bad debt expense offset by lower D&O insurance.

Non-Operating Income (Expenses)
For the three months ended September 30, 2023, non-operating income of $2.8 million included $1.9 million of interest income and $1.9 million of gains from foreign exchange rate fluctuations, both reported within other income (expense). This other income was partially offset by a charge related to a settlement reached with the staff of the SEC in connection with the self-reporting of our practices relating to recordkeeping of business communications on “off-channel” messaging applications (the “Settlement”). Pursuant to the Settlement, Perella Weinberg Partners LP, Tudor, Pickering, Holt & Co. Securities LLC, and Perella Weinberg Partners Capital Management LP, collectively, agreed to pay $2.5 million in the aggregate to the SEC on a joint and several liability basis. The Company recognized a charge of $1.25 million related to the Settlement, with the remainder recognized by Perella Weinberg Partners Capital Management LP. For the prior year period, non-operating income of $0.5 million included $6.1 million of other income, largely comprised of gains from foreign exchange rate fluctuations, plus related party income, partially offset by a $6.3 million loss from the change in fair value of warrant liabilities prior to the Warrant Exchange Offer.
For the nine months ended September 30, 2023, non-operating income of $2.3 million included related party income and other income, largely comprised of $4.6 million of interest income earned primarily on cash and U.S. Treasury securities, partially offset by the $1.25 million charge recognized by the Company related to the Settlement and a $1.4 million non-operating loss on investment. In the prior year period, non-operating income of $29.8 million included a $15.8 million gain from the change in fair value of warrant liabilities, related party income, and other income, the largest component of which was a $10.8 million gain from foreign exchange rate fluctuations primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries.
Income Tax Expense (Benefit)
The Company’s income tax benefit and effective tax rate were $0.2 million and 0.8%, respectively, for the three months ended September 30, 2023 compared to income tax expense and an effective tax rate of $4.6 million and (55.1)%, respectively, for the three months ended September 30, 2022.
The Company’s income tax expense and effective tax rate were $0.6 million and (0.8)%, respectively, for the nine months ended September 30, 2023 compared to income tax expense and an effective tax rate of $10.7 million and 683.7%, respectively, for the nine months ended September 30, 2022.
The Company’s overall effective tax rate in each of the periods described above varies from the U.S. federal statutory rate primarily because (i) a portion of the Company’s income is allocated to non-controlling interests held in PWP OpCo in which the majority of any tax liability on such income is borne by the holders of such non-controlling interests and reported outside of the condensed consolidated financial statements, (ii) a portion of the Company’s compensation expense is non-deductible for tax purposes and (iii) during the nine months ended September 30, 2023, the Company recognized a previously unrecognized tax benefit at one of its foreign subsidiaries as a result of the favorable resolution of an inquiry from a taxing authority, which caused the Company to change its assessment of the technical merits of this tax position
The significant changes in the effective tax rate between the third quarter of 2023 and the third quarter of 2022, and also between the nine months ended September 30, 2023 and the nine months ended September 30, 2022, were due to the relative size of our permanent differences in relation to pre-tax income (loss) in the respective periods, as well as the recognition of a previously unrecognized tax benefit at one of the Company’s foreign subsidiaries during the nine months ended September 30, 2023.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees, which generally have net terms of 30 days, and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of incentive compensation during the first quarter of each calendar year with respect to the prior year’s results. Generally, our investing and financing cash flows are primarily influenced by the payment of dividends, distributions to partners, investments in U.S. Treasury securities, purchases of fixed assets, share repurchases, and withholding payments for vesting of PWP Incentive Plan Awards.

A summary of our operating, investing and financing cash flows is as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Cash Provided By (Used In) Operating Activities
Net income (loss)	$(69,428)	$(9,141)
Non-cash charges and other operating activity adjustments	155,335	110,496
Other operating activities	(98,389)	(200,047)
Total operating activities	(12,482)	(98,692)
Investing Activities	26,274	(147,406)
Financing Activities	(59,981)	(102,641)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,224	(10,523)
Net increase (decrease) in cash, cash equivalents and restricted cash	(44,965)	(359,262)
Cash, cash equivalents and restricted cash, beginning of period	174,166	504,775
Cash, cash equivalents and restricted cash, end of period	$129,201	$145,513
Nine Months Ended September 30, 2023
The Company’s cash and restricted cash were $129.2 million as of September 30, 2023, which was a decrease of $45.0 million from December 31, 2022. Cash, restricted cash and short-term marketable debt securities (U.S. Treasuries) were $199.2 million as of September 30, 2023, a decrease of $115.1 million from December 31, 2022. The Company’s net loss for the nine months ended September 30, 2023 included non-cash charges and other adjustments, largely comprised of equity-based awards vesting expense, depreciation and amortization, and non-cash operating lease expense. The Company’s net operating cash outflow was predominantly due to the payment of the prior year’s annual bonus compensation. Investing activities resulted in a net inflow as a result of the maturities of investments of certain U.S. Treasury securities. This inflow was partially offset by additional investments of excess cash in U.S. Treasury securities and the purchase of fixed assets largely related to the New York and London office renovations and relocation. Financing activities resulted in a net outflow primarily related to the repurchase of shares pursuant to the stock repurchase program, withholding payments for vesting of PWP Incentive Plan Awards, distributions to partners, and the payment of dividends.
Nine Months Ended September 30, 2022
Cash and restricted cash were $145.5 million as of September 30, 2022, which was a decrease of $359.3 million from $504.8 million as of December 31, 2021. The Company reported a net loss of $9.1 million for the nine months ended September 30, 2022 which includes $110.5 million of non-cash charges and other adjustments, largely comprised of equity-based awards vesting expense, depreciation and amortization, the change in fair value of warrant liabilities, foreign currency revaluation and non-cash operating lease expense. This operating cash inflow was offset by working capital needs predominantly due to the payment of the annual bonus compensation in the first quarter of the year as well as payments for lease liabilities, resulting in a net operating outflow of cash of $98.7 million during the nine months ended September 30, 2022. Investing activities resulted in a net outflow of $147.4 million largely attributable to investments of cash in treasury securities as well as the purchases of fixed assets. Financing activities resulted in a net outflow of $102.6 million primarily related to the repurchase of shares pursuant to the stock repurchase program, distributions to partners, withholding payments for vesting of PWP Incentive Plan Awards and the payment of dividends.

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
We evaluate our cash needs on a regular basis in light of current market and business conditions and regulatory requirements. Cash includes both cash and interest-bearing money market accounts and cash equivalents are defined as short-term highly liquid investments that have original maturities of three months or less from the date of purchase. As of September 30, 2023 and December 31, 2022, the Company had cash balances of $126.6 million and $171.6 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits. Additionally, as of September 30, 2023 and December 31, 2022, the Company held investments in short-term marketable debt securities, consisting entirely of U.S. Treasury securities, of $70.0 million and $140.1 million.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable generally have net terms of 30 days. Accounts receivable were $68.9 million, net of a $2.2 million allowance for credit losses balance as of September 30, 2023. Accounts receivable were $67.9 million, net of a $1.1 million allowance for credit losses balance as of December 31, 2022.
Line of Credit
The Company has a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Additionally, up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement. On June 30, 2023, the Company amended the Credit Agreement in order to provide for Term SOFR as the replacement benchmark rate for LIBOR, and to make certain other technical changes to the Credit Agreement related thereto. As of September 30, 2023, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
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

Share Repurchase Program
The Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock with no requirement to purchase any minimum number of shares. During the nine months ended September 30, 2023, the Company purchased 2,376,683 shares, at a cost of $22.5 million. No shares were repurchased during the three months ended September 30, 2023. As of September 30, 2023, $108.8 million remains of the $200 million share repurchase authorization.
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
Leases and Capital Expenditures
We have various non-cancelable operating leases in connection with the leases of our office spaces and equipment. See Note 4—Leases in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information as well as the expected timing of payments. The Company signed new lease agreements for the London office and the New York office spaces, which expand our square footage meaningfully in both locations in order to accommodate our anticipated growth. This expansion increased our contractual obligations as well as required capital contributions towards construction of these spaces (mitigated in part by free rent periods and tenant improvement allowances). Construction of the London space was completed in February 2023 and completion of the New York space is expected by the end of 2023. As of September 30, 2023, the Company estimates spending approximately $12 million to complete the construction of the New York space, net of tenant improvement allowances.
Business Realignment
We currently estimate that approximately $16 million of cash payments remain related to the Business Realignment, which are expected to be paid within the next 12 months.

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
With respect to investments, we manage our credit risk exposure by holding investments primarily with investment grade credit quality. As of September 30, 2023, the Company held investments of $70.0 million in U.S. Treasury securities with maturities of less than 12 months.
Exchange Rate Risk
The Company is exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of its operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, Euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the nine months ended September 30, 2023 and 2022, the net impact of non-functional currency related transaction gains and losses recorded in Other income (expense) on our Condensed Consolidated Statements of Operations was a $0.3 million loss and $10.8 million gain, respectively, primarily related to U.S. dollar-denominated intercompany receivables held by our foreign subsidiaries as the U.S. dollar value fluctuated period over period. For the nine months ended September 30, 2023 and 2022, the net impact of the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) within our Condensed Consolidated Statements of Comprehensive Income (Loss) was a $0.7 million gain and $13.4 million loss, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future.
As of September 30, 2023, we held balances of $32.1 million of non-U.S. dollar denominated currencies, composed of pound sterling, the Euro, and Canadian dollars.
Critical Accounting Estimates
This Quarterly Report on Form 10-Q should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K filed on February 28, 2023 regarding these critical accounting estimates. For changes to our critical accounting estimates during the nine months ended September 30, 2023, refer to Note 2—Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes our repurchase of equity securities during the three months ended September 30, 2023:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
July 1, 2023 - July 31, 2023	—	$—	—	$108,823,525
August 1, 2023 - August 31, 2023	—	—	—	$108,823,525
September 1, 2023 - September 30, 2023	—	—	—	$108,823,525
Total	—	$—	—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PERELLA WEINBERG PARTNERS

Date: November 7, 2023	By:	/s/ ANDREW BEDNAR
Andrew Bednar
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ GARY S. BARANCIK
Gary S. Barancik
Chief Financial Officer
(Principal Financial Officer)