Form 10-K
period 2023-12-31
Perella Weinberg Partners
filed 2024-02-23
CIK 1777835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates, based on the closing price on the Nasdaq Global Select Market as of June 30, 2023 was $344,735,834.

As of February 20, 2024, the registrant had 44,734,947 shares of Class A common stock, par value $0.0001 per share, and 41,589,339 shares of Class B common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Perella Weinberg Partners’ Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 are incorporated by reference into Part III of this Form 10-K.

Perella Weinberg Partners

On June 24, 2021 (the “Closing Date” or the “Closing”), Perella Weinberg Partners consummated a business combination pursuant to that certain Business Combination Agreement, dated as of December 29, 2020 (the “Business Combination Agreement”). As contemplated by the Business Combination Agreement, (i) Perella Weinberg Partners acquired certain partnership interests in PWP Holdings LP (“PWP OpCo”), (ii) PWP OpCo became jointly-owned by Perella Weinberg Partners, PWP Professional Partners LP (together with its successors (including pursuant to the Division (as defined below)) and assigns, as applicable, “Professional Partners”) and certain existing partners of PWP OpCo, and (iii) PWP OpCo serves as Perella Weinberg Partners’ operating partnership as part of an umbrella limited partnership C-corporation (Up-C) structure (collectively with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). On December 31, 2023 and as part of an internal reorganization, Professional Partners was divided into three partnerships pursuant to a plan of division (the “Division”), which, among other things, provided that (i) all of its limited partnership interests in PWP OpCo were allocated to one of the divided partnerships, PWP AdCo Professionals LP (“AdCo Professionals”), (ii) all of its shares of Class B-1 common stock of the Company were allocated to another divided partnership, PWP VoteCo Professionals LP (“VoteCo Professionals”) and (iii) PWP Professional Partners LP changed its name to PWP AmCo Professional Partners LP. Unless the context otherwise requires, all references to “PWP,” the “Company,” “we,” “us” or “our” refer to Perella Weinberg Partners and its consolidated subsidiaries.
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
Important factors, among others, that may affect actual results or outcomes include (but are not limited to): changing market conditions; the Company's ability to execute on its growth initiatives, business strategies or operating plans; the Company's ability to successfully identify, recruit, develop and retain talent; the Company's dependence on its fee-paying clients and fluctuating revenues from its non-exclusive, engagement-by-engagement business model; the high volatility of the Company's revenue as a result of its reliance on advisory fees that are largely contingent on the completion of events which may be out of its control; the Company's ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to the Company's business, including actual, potential or perceived conflicts of interest and other factors that may damage its business and reputation; substantial litigation risks in the financial services industry; cybersecurity and other operational risks; extensive regulation of the corporate advisory industry and U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy and laws; and other risks and uncertainties described under “Part I—Item 1A. Risk Factors.”
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
General
We are a leading global independent advisory firm that provides strategic and financial advice to clients across the most active industry sectors and international markets. Our wide range of global clients include large public multinational corporations, mid-sized public and private companies, financial sponsors, individual entrepreneurs, private and institutional investors, creditor committees and government institutions.
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
Our business provides services to multiple industry sectors, geographic markets and advisory offerings. We believe that our collaborative partnership and integrated approach combining deep industry insights, significant technical, product and transactional expertise, and rigorous work ethic create a significant opportunity for our Company to realize sustainable growth. We seek to advise clients throughout their evolution, with the full range of our advisory capabilities including, among other things, advice related to strategic and financial decisions, mergers and acquisitions (“M&A”) execution, shareholder and defense advisory, financing and capital solutions advice with resources focused on restructuring and liability management and capital markets advisory, as well as specialized underwriting and research services primarily for the energy and related industries.
Since our inception, we have experienced significant growth in our business, driven by hiring professionals who are highly regarded in their fields of expertise, expanding the scope and geographic reach of our advisory services, deepening and expanding our client relationships and maintaining a firm culture that attracts, develops and retains talented people. As of December 31, 2023, we serve our clients with 492 advisory professionals, including 64 advisory partners and 45 advisory managing directors, based in ten offices, located in five countries around the world.
We achieved revenues of $648.7 million and an operating loss of $115.1 million for the year ended December 31, 2023, revenues of $631.5 million and an operating loss of $47.7 million for the year ended December 31, 2022 and revenues of $801.7 million and operating income of $66.6 million for the year ended December 31, 2021. The operating losses in 2023 and 2022 were largely due to the amortization of equity-based compensation awards granted by Professional Partners, which have no economic impact on PWP or PWP OpCo, and the amortization of equity-based compensation awards granted in connection with the Business Combination. These awards have been and will be recorded as an equity-based compensation expense at PWP OpCo pursuant to generally accepted accounting principles in the United States (“U.S. GAAP”). As a result (or due to other factors), we may continue to experience operating losses in future periods. We believe we have established leading franchises in each of our areas of focus, as evidenced by the lead role we often command among advisors, the complexity of the situations in which we advise clients and our clients’ reputation as leaders in their respective industries.
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
Our Growth Strategy
Our growth strategy centers on the expansion of the depth and breadth of our advisory business in the markets we serve today and the additional markets that we may expand into in the future. This expansion will be driven by our ability to attract and develop outstanding professionals who complement or expand our market presence or broaden our advisory product offerings and help us attain scale. As we execute on our growth strategy, we expect to expand our relationships with clients and the capabilities we can offer them, which will enhance our position as a leading independent advisory firm.
Additionally, we believe we will continue to benefit from growing comfort in the independent advisory model from business leaders which we believe will expand our overall market opportunity.
Our Advisory Offerings
Our Clients
Our business provides services to multiple industry sectors and geographic markets through a broad range of advisory service offerings, which we believe offer us an opportunity to realize sustainable growth. Our primary areas of industry focus include: Consumer & Retail; Energy & Energy Transition; Financial Services & FinTech; Healthcare; Industrials & Infrastructure; and Technology, Telecom & Media.
We complement our industry focus with extensive advisory expertise in the largest international advisory markets. We operate out of ten offices in the United States, Canada, the United Kingdom, France and Germany, and we have deep international experience that has enabled us to work extensively with clients worldwide. Since our inception, we have advised over 1,000 clients on transactions in over 45 countries.
Our Advisory Services
We seek to advise our clients throughout their corporate evolution, with the full range of our advisory capabilities. Those services include advice related to strategic and financial decisions, M&A execution, shareholder and defense advisory, financing and capital solutions advice with resources focused on restructuring and liability management, and capital markets advisory, as well as specialized underwriting and research services primarily for the energy and related industries.
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
Financing and Capital Solutions Advisory: We have built, and are continuing to invest in, a leading franchise advising clients on capital markets matters, both in transaction-related and ordinary course financing execution. We provide comprehensive capital structure advice and help our clients develop financing solutions tailored to their specific needs. We believe our independence and objectivity, coupled with our deep experience in complex financial matters, inform our market views and enhance the likelihood of a successful transaction, and in turn have helped us develop trusted and long-lasting relationships with our clients. Moreover, we believe the dramatic shift towards private credit is a once-in-a-generation move. It has been, and we believe will continue to be, a tailwind for our business, both for our corporate clients as well as for financial sponsors.

Our Commitment to Environmental, Social and Governance Leadership
We believe that leadership in Environmental, Social and Governance (“ESG”) issues is a central element of our Company's mission because our success is tied to how responsibly and sustainably we run our business. Over the past few years, we have taken steps to oversee and manage business-relevant ESG factors that impact the long-term interests of our stakeholders, such as engaging our employees and promoting a diverse and inclusive workplace, safeguarding our data through a cybersecurity program, and adhering to what we consider to be best practices in corporate governance and risk assessment and mitigation. Our board of directors, as well as our management team, provide direction and oversight with respect to the evolving priorities of our Company's ESG initiatives, organized into three pillars, which, in turn, contain focus areas for our attention and action:
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
Our senior professionals are compensated based on their overall contribution to value creation for our Company. Contribution includes, among other things, the quality of advice and execution provided to clients, intellectual content and thought leadership, the financial contribution to the Company, the commitment made to recruiting new talent, the creation of an inclusive work environment and the overall spirit of partnership they demonstrate in working with their colleagues and their clients. We do not compensate on a commission-based pay model, whereby bankers are rewarded solely based upon financial contribution. We believe that our compensation model encourages a collaborative environment and attracts talented advisory professionals to join our Company.
We recruit our junior professionals from the world's leading undergraduate and graduate programs. We devote significant time and resources to attracting, training and mentoring our employees. This starts with positioning our Company to attract competitive, high caliber talent and providing a hands-on development platform from day one through our global internship program and early careers curriculum. We are committed to talent retention, and our goal is to develop our brightest and most ambitious junior professionals into successful partners. To this end, as of December 31, 2023, 23 of our 64 advisory partners and 35 of our 45 advisory managing directors were promoted internally.
In addition to recruiting and developing advisory professionals, we have also entered into formal relationships with certain senior advisors who work with our advisory professionals to augment our overall advisory services to our clients.
Employees
As of December 31, 2023, we had 663 employees.

Our Focus on Cybersecurity
We strive to protect the reputation of our Company by establishing, protecting and defending our data and systems in a number of ways through a combination of processes, tools, and awareness-building. We aim to adhere to the best practices outlined in the National Institute of Standards and Technology (“NIST”) and International Organization for Standardization (“ISO”) frameworks, and our policies and procedures in managing personally identifiable information (“PII”) are in compliance with General Data Protection Regulation (“GDPR”) requirements.
We maintain an ongoing process to enhance security and optimize our IT systems, and regularly conduct security assessments and testing of our systems to verify our systems' integrity to protect against being compromised from both internal and external sources. In addition to identifying information security risks, we have established robust controls to seek to reduce or mitigate such risks. Cybersecurity training for employees is conducted regularly and we maintain system logs of user activities, exceptions, and security events for a period consistent with industry best practices unless otherwise required by law, regulation or contractual obligation.
We employ rigorous measures to appropriately handle and protect sensitive and confidential data. We take precautionary measures to minimize, to the extent possible, the use of PII and the electronic or courier-based transmission of sensitive and confidential data, relying instead on approved and secured digital data transfer services which are designed to provide tightly controlled and selective access to such information. We have mechanisms in place to help ensure that our data is secured when at-rest or in-transit, and industry standard encryption is used to the maximum extent possible. We also take steps to help ensure our ability to restore data in the event of data failure, corruption, accidental deletion, or malicious tampering.
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
We believe our primary competitors in securing advisory engagements include the investment banking businesses of Bank of America Corporation, Barclays Capital Inc., Citigroup Inc., Credit Suisse Group AG, The Goldman Sachs Group, Inc., JPMorgan Chase & Co., Morgan Stanley, UBS Securities LLC and other large investment banking firms as well as independent investment banking firms such as Centerview Partners, Evercore Partners Inc., Guggenheim Partners, Houlihan Lokey, Inc., Lazard, Inc., Moelis, Inc., NM Rothschild & Sons Limited, PJT Partners, Inc., and other closely held boutique firms. We compete for business as well as to attract and retain qualified employees. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain and motivate our existing employees who are essential to our ability to serve clients.
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
Regulation
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and abroad. As a matter of public policy, regulatory bodies in the United States and foreign jurisdictions are charged with safeguarding the integrity of their home country’s securities and other financial markets and with protecting the interests of clients participating in those markets.

In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Perella Weinberg Partners LP, through which we (i) conduct strategic advisory and restructuring services in the United States and (ii) engage in private placements of securities and investment banking mergers and acquisitions advisory services and Tudor, Pickering, Holt & Co. Securities, LLC (“TPH Securities”), through which we conduct equity research and sales in the United States are registered as broker-dealers with, and are subject to regulation and oversight by, the SEC. In addition, the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities of, its member firms, including Perella Weinberg Partners LP and TPH Securities. State securities regulators also have regulatory or oversight authority over Perella Weinberg Partners LP and TPH Securities.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including anti-money laundering, handling of material non-public information, safeguarding data, reporting, record retention, market access and the conduct and qualifications of its officers, directors, employees and other associated persons. In particular, as registered broker-dealers and members of a self-regulatory organization, our U.S. broker-dealer subsidiaries are subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Any failure to comply with applicable broker-dealer rules or regulations could have a material adverse effect on the operation of our business, financial condition and operating results.
In addition to the regulation, we are subject to in the United States, we are also subject to regulation internationally. Perella Weinberg UK Limited (“PWP U.K.”) is authorized and regulated by the Financial Conduct Authority (“FCA”) as a Small Non-Interconnected investment firm. Perella Weinberg Partners France SAS (“PWP France”) is authorized and regulated by the Authorite de Controle Prudentiel (“ACPR”) and the Authorite des Marches Financiers (“AMF”) as a class 3 investment firm. Both PWP U.K. and PWP France are subject to regulations applicable to investment firms respectively in the U.K. and in France, including market abuse and insider dealing regulation, anti-money laundering, conflicts management, business conduct, regulatory reporting and minimum regulatory capital requirements. Tudor, Pickering, Holt & Co. Securities - Canada, ULC (“TPH Canada”) is registered as an investment dealer with the provincial securities regulators in the Canadian provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan, with the Alberta Securities Commission being TPH Canada's principal regulator under the passport system adopted by Canada's provincial and territorial securities regulators. TPH Canada is also a dealer member of the Canadian Investment Regulatory Organization (“CIRO”), which adopts and enforces rules overseeing the capital, business conduct, record keeping, individual registration and proficiency, governance, and examines the activities of, its member firms. Per CIRO’s rules, TPH Canada is required to maintain certain minimum capital, with additional capital requirements when TPH Canada participates in deal financings outside of its carrying broker relationship.
Certain parts of our business are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations relating to, among other things, the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.
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

The Bank Secrecy Act (the “BSA”), as amended by the USA PATRIOT Act of 2001, the Anti-Money Laundering Act of 2021, and the Treasury Department's and FINRA's implementing regulations require each of Perella Weinberg Partners LP and TPH Securities, as broker-dealers, to establish and maintain an anti-money laundering program, file suspicious activity and other reports, and comply with certain record-keeping requirements. Under the BSA, a financial institution's anti-money laundering program must include policies, procedures and controls, employee training, the designation of an anti-money laundering compliance officer, periodic independent testing and customer due diligence and monitoring. PWP's non-U.S. subsidiaries are required to comply with similar non-U.S. laws and regulations designed to deter and detect money laundering and the financing of terrorism. Failure to comply with these requirements may result in reputational damage as well as monetary, regulatory and, in certain cases, criminal penalties.
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
The Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (the “UK Bribery Act”) and other applicable laws and regulations prohibit the payment of bribes to foreign government officials and political figures. The FCPA prohibits us from making or offering to make any payment, or giving anything of value, to a foreign official for the purpose of influencing that official to assist us in obtaining or retaining an improper business advantage. The FCPA has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining as foreign officials not only those holding public office but also individuals acting in an official capacity for or on behalf of foreign government-run, -owned or -controlled organizations or public international organizations. The FCPA also requires issuers of U.S. securities to maintain accurate books and records and adequate internal controls to prevent and detect possible FCPA violations. The UK Bribery Act prohibits us from bribing, accepting bribes or making other prohibited payments to government officials or other persons (i.e., within the public or private sector) in order to obtain or retain business or gain some other business advantage. These offenses under the UK Bribery Act apply to acts or omissions that take place in the United Kingdom (“U.K.”) or outside the U.K., where the person's act or omission would constitute an offense if carried out in the U.K. and the person has a close connection with the U.K. The UK Bribery Act also establishes a corporate offense of failing to prevent bribery by an associated party, which can be committed regardless of where the offense takes place. We maintain policies and procedures designed to prevent bribery, but such policies and procedures may not be effective in all instances to prevent violations. A violation could subject us, and individual employees, to reputational damage and regulatory enforcement actions as well as significant civil and criminal penalties. We can incur higher costs and face greater compliance risks in structuring and operating our businesses to comply with any of the foregoing regulatory requirements.
Item 1A. Risk Factors
Risk Factor Summary
The principal risks and uncertainties affecting our business include (but are not limited to) the following: changing market conditions; the Company's ability to execute on its growth initiatives, business strategies or operating plans; the Company's ability to successfully identify, recruit, develop and retain talent; the Company's dependence on its fee-paying clients and fluctuating revenues from its non-exclusive, engagement-by-engagement business model; the high volatility of the Company's revenue as a result of its reliance on advisory fees that are largely contingent on the completion of events which may be out of its control; the Company's ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to the Company's business, including actual, potential or perceived conflicts of interest and other factors that may damage its business and reputation; substantial litigation risks in the financial services industry; cybersecurity and other operational risks; extensive regulation of the corporate advisory industry and U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy and laws; and other risks and uncertainties described below.

Risks Related to Our Business
Changing market conditions can adversely affect our business in many ways, including by reducing the volume and value of the transactions involving our business, which could materially reduce our revenue.
As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. Financial markets and economic conditions can be negatively impacted by many factors beyond our control, such as the inability to access credit markets, rising interest rates or inflation, pandemics, terrorism, international hostilities, including the current hostilities between Russia and Ukraine and the conflict between Israel and Hamas, political uncertainty, uncertainty in U.S. federal fiscal, monetary, tax or regulatory policy and the fiscal, monetary, tax or regulatory policy of foreign governments and the timing and nature of such reform. For example, our revenue is related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our M&A advisory services and increasing price competition among financial services companies seeking such engagements. We may face a similar reduction in demand for our M&A services when the prices of certain commodities, including oil, are suppressed or experience volatility for an extended period of time. In addition, during periods of strong market and economic conditions, the volume and value of other advisory services, including recapitalization and restructuring transactions, may decrease, thereby reducing demand for those services on our platform and increasing price competition among financial services companies seeking such engagements. Our results of operations could be adversely affected by any such reduction in the volume or value of such advisory transactions. Revenue improvements in our M&A practice in strong economic conditions could be offset in whole or in part by any related revenue declines in such other areas. Further, in the period following an economic downturn, the volume and value of M&A transactions typically take time to recover and lag behind a recovery in market and economic conditions. These trends are cyclical in nature and subject to periodic reversal.
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
Changes in market and economic conditions can also impact other aspects of our business in different ways. For example, our profitability may be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. While we operate in North America and Europe, our operations in the United States have historically provided most of our revenues and earnings. Consequently, our revenues and profitability are particularly affected by market conditions in the United States.
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
Our future growth will depend on, among other things, our ability to successfully identify, recruit, develop and retain talent and will require us to commit additional resources.
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
We may not be successful in our efforts to retain the required personnel as the market for qualified advisory professionals is extremely competitive. Working partners and other senior professionals have left us in the past and others may do so in the future. Our senior personnel possess substantial experience and expertise and have strong relationships with our advisory clients. As a result, the loss of these professionals could jeopardize our relationships with clients and result in the loss of client engagements. For example, if any of our senior professionals, including our executive officers, or groups of professionals, were to join or form a competing firm, some of our current clients could choose to use the services of that competitor rather than our services. There is no guarantee that our compensation and non-competition arrangements with our senior professionals provide sufficient incentives or protections to prevent our working partners from resigning to compete with our Company or join our competitors. We may be unable to implement or enforce adequate restrictive covenants, including non-competition arrangements, due to legal and regulatory constraints in the jurisdictions in which we operate, which may currently or in the future apply to our senior professionals.
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
Our inability to successfully identify, consummate and integrate strategic transactions, such as joint ventures, strategic investments and acquisitions, may result in additional risks and uncertainties in our business.
In addition to recruiting and internal promotions, we may grow our business through strategic transactions, including joint ventures, strategic investments or acquisitions.
We regularly evaluate opportunities to acquire other businesses. Unless and until acquisitions of other businesses generate meaningful revenues, the purchase prices or consideration we pay to acquire such businesses could have a material adverse effect on our business, financial condition and results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Additionally, acquisitions may have “earn-out” provisions that could result in large costs after the closing of the acquisition, some or all of which could be dilutive of the holders of our Class A common stock. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from acquisitions. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special legal, regulatory, financial and business risks. If we are unable to successfully manage these risks, we will not be able to implement our growth strategy, which could ultimately materially adversely affect our business, financial condition and results of operations.
Our revenue in any given period is dependent on the number of fee-paying clients in such period, and a significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.
Our revenue in any given period is dependent on the number of fee-paying clients in such period. For the year ended December 31, 2023, we earned revenues from 202 advisory clients, 123 of which generated fees equal to or greater than $1.0 million. For the year ended December 31, 2022 we earned revenues from 200 advisory clients, 127 of which generated fees equal to or greater than $1.0 million. For the year ended December 31, 2021, we earned revenues from 232 advisory clients, 142 of which generated fees equal to or greater than $1.0 million. We may lose clients as a result of the sale or merger of a client, a change in a client's senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results for such period. There was no individual client that accounted for more than 10% of aggregate revenues for the years ended December 31, 2023, 2022, and 2021.

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
For the years ended December 31, 2023 and 2022, we recorded operating losses of $115.1 million and $47.7 million, respectively. These operating losses were largely due to the amortization of equity-based compensation awards granted by Professional Partners, which have no economic impact on PWP or PWP OpCo, and the amortization of equity-based compensation awards granted in connection with the Business Combination. These awards have been and will be recorded as equity-based compensation expense at PWP OpCo pursuant to U.S. GAAP. We did not record an operating loss for the year ended December 31, 2021. We need to continue to compensate personnel competitively in order to continue building our business and as a result, we may again experience operating losses in future periods.
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
In addition, our engagements are often singular in nature and do not provide for subsequent engagements, which could cause our revenues to fluctuate materially from period to period. As a result, high activity levels in any period are not indicative of high activity levels in the next-succeeding or any future period, and the successful completion of a previous engagement does not guarantee that we will be engaged by the same client in the future on the same terms or at all.
Further, we have in the past and may in the future face the risk that certain clients may not have the financial resources to pay our agreed-upon fees. Certain clients may also be unwilling to pay our fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain such fees. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us.
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
We confront actual, potential or perceived conflicts of interest in our business. Appropriately identifying and managing actual, potential or perceived conflicts of interest is complex and difficult. Accordingly, we face the risk that our policies, controls and procedures may not timely identify or appropriately manage such conflicts of interest. If we fail, or appear to fail, to timely identify or appropriately manage one or more potential or actual conflicts of interest, we could face client dissatisfaction, damage to our reputation, or regulatory or legal risk. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation which could materially adversely affect our business in a number of ways, including as a result of a reluctance of some potential clients and counterparties to do business with us.
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
We may implement or may be required to implement additional policies, controls and procedures to address additional regulatory requirements, including as a result of additional foreign jurisdictions in which we operate, or to mitigate actual or potential conflicts of interest, which could limit our activities, result in increased costs, including for additional personnel and infrastructure and information technology improvements, or reduce the positive synergies that we seek to cultivate across our businesses.
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
The U.S. Department of Justice and the SEC continue to devote significant resources to the enforcement of the FCPA. In addition, the U.K. and other jurisdictions have significantly expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures that we believe are reasonably designed to ensure compliance by us and our personnel with the applicable laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption laws could subject us to, among other things, reputational damage, regulatory enforcement, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and/or a general loss of client or investor confidence, any one of which could adversely affect our business.
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
We have experienced competition in obtaining advisory mandates, including with respect to pricing, and we may experience further pricing pressures in our business in the future as some of our competitors may seek to obtain increased market share by reducing fees.
Our competitors include large financial institutions, many of which have far greater financial and other resources than we do. Unlike us, these large financial institutions have the ability to support investment banking, including financial advisory services, with commercial lending and other financial services and products we do not offer in an effort to gain market share. This may put us at a competitive disadvantage and could result in pricing pressures or loss of opportunities, which could materially adversely affect our revenue and profitability. These larger and better capitalized competitors may also be better able to respond to changes in the financial services industry.
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
If we are unable to compete successfully with our existing competitors or with any new competitors, we will not be able to implement our growth strategy, which ultimately could materially adversely affect our business.
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
Our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and affected third parties, including shareholders of our clients who could bring securities class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services companies have been increasing. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.
From time to time, we act as an underwriter in public offerings and other distributions of securities. Therefore, we are subject to risks associated with underwriting activity, including liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. In such cases, any indemnification provisions in the applicable underwriting agreement may not be available to us or may not be sufficient to protect us against losses arising from such liability.

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
For the years ended December 31, 2023, 2022 and 2021, we earned approximately 18.2%, 24.3% and 17.7%, respectively, of our revenues from our international operations. We intend to grow our non-U.S. business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. Our international operations carry special financial and business risks, which could include the following: greater difficulties in managing and staffing foreign operations; language barriers and cultural differences, including the need to adopt different business practices in different geographic areas; fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected, additional and/or costly changes in trading policies, regulatory requirements, tariffs and other barriers; restrictions on travel; longer transaction cycles; higher operating costs; local labor conditions and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses or profits; potentially less stable political and economic environments; terrorism, international hostilities, war and other civil disturbances or other catastrophic events that reduce business activity; different fee structures for our advisory services; and difficulty collecting fees.
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
We currently generate substantially all of our revenue from advisory engagements. However, we may grow our business by entering into new lines of business. Moreover, we currently derive a small portion of revenue through equity research and underwriting services conducted through TPH. To the extent we enter into new lines of business or increase our focus on existing lines of business other than our advisory engagements, we will face numerous risks and uncertainties, including risks associated with actual or perceived conflicts of interest because we would no longer be limited to the advisory business, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources, diversion of management’s time and attention and the loss of clients due to the perception that we are no longer focusing on our business.
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
Further, entry into certain new lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, occupancy, communication and information technology services, and depreciation and amortization will be largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to our entering into new lines of business. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our business could be materially adversely affected.
Fluctuations in foreign currency exchange rates could adversely affect our results.
Because our financial statements are denominated in U.S. dollars and we receive a portion of our revenue in other currencies (including the Euro, pound sterling and Canadian dollars), we are exposed to fluctuations in foreign currencies. During the years ended December 31, 2023 and 2022, 16.9% and 19.2%, respectively, of revenue was denominated in currencies other than the U.S. dollar. In addition, we pay certain of our expenses in such currencies. Additionally, entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of our foreign subsidiaries exposes the Company to exchange rate fluctuations which can result in foreign currency related transaction gains and losses. An appreciation or depreciation of any of these currencies relative to the U.S. dollar could result in an adverse or beneficial impact, respectively, to our financial results. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise.

Restrictions in the Credit Agreement (as defined below) governing our Revolving Credit Facility (as defined below) may impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests.
We have access to a revolving credit facility (the “Revolving Credit Facility”) through a credit agreement with Cadence Bank, N.A. (“Cadence Bank”), dated November 30, 2016 (as amended and restated on December 11, 2018 and as further amended on June 30, 2023, the “Credit Agreement”), which provides for a $50.0 million unsecured revolving credit facility that matures on July 1, 2025, and contains a number of significant covenants that, among other things, require PWP OpCo and certain of its subsidiaries (the “Loan Parties”) to maintain (on a consolidated basis) minimum liquidity levels, a minimum debt service coverage ratio and a maximum leverage ratio and restrict the ability of the Loan Parties to: incur liens; dispose of assets; incur additional indebtedness; make certain restricted payments; engage in business mergers or consolidations; and engage in certain transactions with subsidiaries and affiliates.
These restrictions (and similar restrictions under any replacement credit facility) could impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. The ability of the Loan Parties to comply with these financial ratios and covenants may be affected by events beyond our control. A breach of the provisions of the Revolving Credit Facility (or any replacement credit facility) or the inability of any Loan Party to comply with the required financial ratios or covenants included therein could result in a default thereunder. In the event of any such default, the administrative agent under the Revolving Credit Facility (or any replacement credit facility) could elect to: declare the commitments of all of the lenders under the Revolving Credit Facility (or any replacement credit facility) to be terminated; and declare all outstanding debt, accrued interest and fees to be due and immediately payable.
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
A change in relevant income tax laws, regulations, or treaties, or an adverse interpretation of these items by tax authorities, could result in an audit adjustment or revaluation of our deferred tax assets that may cause our effective tax rate and tax liability to be higher than what is currently presented on the Consolidated Statements of Financial Condition.
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
The historical consolidated financial information for periods prior to the Business Combination on June 24, 2021 in our filings does not reflect the financial condition, results of operations or cash flows that we would have achieved as a stand-alone public company during the periods presented or those we will achieve in the future as a result of (i) the expense allocations for certain support functions that are provided on a centralized basis within PWP OpCo prior to the separation of our advisory business from the asset management business of PWP OpCo in February 2019 (the “PWP Separation”), such as expenses for business technology, facilities, legal, finance, human resources and business development, which are reflected in PWP's historical consolidated financials and may be higher or lower than the comparable expenses that it would have actually incurred, or will incur in the future, as a stand-alone company and (ii) the added costs we incur as a public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). As a result of these matters, among others, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

Risks Related to Regulation
Extensive and evolving regulation of our business and the business of our clients exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and may result in limitations on the manner in which our business is conducted.
As a participant in the financial services industry, we are subject to extensive regulation in the United States and internationally, including regulatory capital and other requirements imposed on our two SEC-registered broker-dealers, Perella Weinberg Partners LP and TPH Securities. We are subject to regulatory restrictions and requirements imposed by applicable statutes, regulations and policies in the jurisdictions in which we operate. U.S. and non-U.S. government agencies and self-regulatory organizations, including the SEC, FINRA and U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to us and conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer from registration or membership.
The statutes, regulations and policies to which we are subject may change at any time. Extensive legislation and implementing regulation affecting the financial services industry continue to be adopted in regions that directly or indirectly affect our business, including the United States, the U.K., Canada, France and Germany, and the manner in which those laws and related regulations are applied to our operations is still evolving. For example, in the United States, several states and municipalities, including, but not limited to, California, Illinois, New York State and New York City have adopted “pay-to-play” rules which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain engagements of our advisory business. Any legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations, as well as any deficiencies in our compliance with such legislation and regulation, could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging, or otherwise adversely affect our businesses.
Our ability to conduct business and our operating results may also be adversely affected as a result of any new requirements imposed by, or changes in, the interpretation or enforcement of existing laws and rules by the SEC, FINRA, the FCA, the Canadian Securities Administrators, CIRO, the ACPR, the AMF or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate financial services firms or supervise financial markets. In addition, some of our clients or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions affecting their dealings with us. Accordingly, we may incur significant costs, including compliance costs, to comply with U.S. and international applicable statutory, regulatory and other requirements.
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
Since we operate our business both in the United States and internationally, we are subject to many distinct broker dealer, employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. In addition, the data privacy and security framework of the European Union. and the U.K., the GDPR and the U.K. GDPR, took effect on May 25, 2018. As we engage in significant business in Europe and in the U.K., we are subject to the GDPR's requirements. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses or favoring or requiring local ownership.

Risks Related to our Organizational Structure
Our only material assets are our partnership interests in PWP OpCo and our equity interest in the general partner of PWP OpCo, PWP GP, and we are accordingly dependent upon distributions from PWP OpCo to pay dividends, taxes, make payments under the TRA (as defined below) and pay other expenses.
We are a holding company, and our only material assets are our partnership interests in PWP OpCo and our equity interest in PWP GP, the general partner of PWP OpCo. We have no independent means of generating revenue. We are accordingly dependent upon, and intend to cause PWP OpCo to make, distributions to our partners in an amount sufficient to cover all applicable taxes payable, other expenses, payments under the TRA (as defined below), Professional Partners' indemnification claims with respect to the advisory business and dividends, if any, declared by us.
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
Our acquisition of PWP OpCo Class A partnership units in connection with the Business Combination or pursuant to future exchanges of PWP OpCo Class A partnership units for shares of our Class A common stock or cash, and certain other transactions, have or are expected to result in increases in the tax basis of the assets of PWP OpCo and other deductions that otherwise would not have been available to us. Such increases in tax basis and other deductions are expected to reduce the amount of cash tax that we would otherwise have to pay in the future due to increases in depreciation and amortization deductions (for tax purposes). These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets of PWP OpCo to the extent the increased tax basis is allocated to those assets. The IRS may challenge all or part of these tax basis increases, and a court could sustain such a challenge.
Our tax receivable agreement (the “TRA” or “Tax Receivable Agreement”) generally provides for payment by us to Investor Limited Partners (the “ILPs” or “ILP”) and certain Partners (as defined therein) (the “TRA Parties” and individually, a “TRA Party”) of 85% of the cash tax savings, if any, in U.S. federal, state, local and foreign income taxes and related interest realized (or deemed realized) in periods after the Closing as a result of (a) the Business Combination and related transactions, (b) exchanges of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (c) payments made under the TRA. We expect to retain the benefit of the remaining 15% of these cash tax savings. While the actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, future tax rates and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of PWP OpCo attributable to our prior and future acquisition of interests in PWP OpCo, during the expected term of the TRA, the payments that we may make under the TRA could be substantial.
The payment obligation under the TRA is our obligation and not an obligation of PWP OpCo. In addition, although we are not aware of any issue that would cause the IRS to challenge a tax basis increase or other benefits, the relevant ILPs and/or limited partners of Professional Partners (“Limited Partners”) will not reimburse us for any payments that may previously have been made under the TRA if such basis increases or other benefits are subsequently disallowed. As a result, in certain circumstances we could make payments to the relevant ILPs and/or Limited Partners under the TRA in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase or other benefits, and the payments to be made under the TRA, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

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
Furthermore, upon a material breach of our obligations under the TRA that is not cured within the time period specified by the TRA or if, at any time, we elect an early termination of the TRA, we shall pay to each ILP and/or Limited Partner the present value, discounted at the Secured Overnight Financing Rate plus 310 basis points as of such date, of all tax benefit payments due to such partner as of either the date of delivery of the early termination notice, in the case of an early termination, or as of the date of such breach, in the case of a material breach. The calculation of payments in such circumstances would also be based on certain assumptions, including, in addition to those described above with respect to a change of control, that federal, state, local, and foreign income tax rates will remain the same as those specified for such taxable year by the Internal Revenue Code of 1986, as amended (the “Code”), and other laws on the date of such breach or the early termination payment, that any non-amortizable assets shall be deemed disposed of within 15 years of the earlier of the basis adjustment for such asset or the date of breach or delivery of the early termination notice, and that any PWP OpCo Class A partnership units that have not been exchanged will be deemed exchanged for the market value of our Class A common stock at the time of termination or material breach. Consequently, it is possible, in the case of a change of control, early termination, or material breach, that the actual cash tax savings realized by us may be significantly less than the corresponding TRA payments.
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
Our Restated Certificate of Incorporation, which is subject to the terms and provisions of the Stockholders Agreement (as defined below), contains provisions related to corporate opportunities that may be of interest to us and our subsidiaries and Perella Weinberg Partners LLC (“Professionals GP”) and Professional Partners and their respective subsidiaries. It provides that Professional Partners and its subsidiaries and any of their respective affiliates (excluding us or any of our subsidiaries) (collectively, the “PWP Partner Group”) and their respective affiliates will not have any duty (fiduciary or otherwise) to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business as us or any of our subsidiaries or PWP OpCo or any of its subsidiaries and in the event that the PWP Partner Group acquires knowledge of a potential transaction or matter which may be a corporate opportunity for us or any of our subsidiaries or PWP OpCo or any of its subsidiaries and the PWP Partner Group or any of their respective affiliates, none of us or any of our subsidiaries or PWP OpCo or any of its subsidiaries shall have any expectancy in such corporate opportunity and the PWP Partner Group shall not have any duty to communicate or offer such corporate opportunity to us or any of our subsidiaries or PWP OpCo or any of its subsidiaries and may pursue such corporate opportunities for themselves or direct such corporate opportunity to another person, including one of their affiliates, in each case, to the fullest extent permitted by law. Furthermore, to the fullest extent permitted by law, in the event that any of our directors or officers or a director or officer of any or our subsidiaries, PWP OpCo or any of its subsidiaries who is also a partner, principal, director, officer, member, manager, employee, consultant, independent contractor and/or other service provider of any of the PWP Partner Group acquires knowledge of a potential transaction or matter which may be a corporate opportunity for us or any of our subsidiaries or PWP OpCo or any of its subsidiaries and the PWP Partner Group or any of their respective affiliates, none of us or any of our subsidiaries or PWP OpCo or any of its subsidiaries shall have any expectancy in such corporate opportunity unless such corporate opportunity has expressly been offered to such person in his or her capacity as our director or officer in which case such opportunity shall belong to us. By becoming our stockholder, you will be deemed to have notice of and have consented to these provisions of our Restated Certificate of Incorporation.
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
VoteCo Professionals beneficially owns all of the outstanding shares of our Class B-1 common stock, representing approximately 89.8% of our total voting power, ILPs beneficially own all of the outstanding shares of our Class B-2 common stock, representing approximately 0.3% of our total voting power, and holders of Class A common stock own shares of our Class A common stock, representing approximately 9.9% of our total voting power (in each case as of December 31, 2023). As long as VoteCo Professionals beneficially owns a majority of our total voting power, it will have the ability, without the consent of the public holders of our Class A common stock, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us.
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

VoteCo Professionals’ control over us may give rise to actual or perceived conflicts of interest with the Limited Partners who manage VoteCo Professionals.
We are controlled by VoteCo Professionals, which is ultimately managed by a committee of Limited Partners that manages Professionals GP, the general partner of VoteCo Professionals. The interests of the Limited Partners who manage VoteCo Professionals may differ from those of our other stockholders. For example, the Limited Partners who manage VoteCo Professionals may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the TRA, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. VoteCo Professionals, which is ultimately managed by a committee of Limited Partners that manages Professionals GP, the general partner of VoteCo Professionals, holds all outstanding shares of Class B-1 common stock and thereby control approximately 89.8% of the voting interest in us as of December 31, 2023. The shares of Class B-1 common stock will entitle VoteCo Professionals to (i) for so long as the condition that Professional Partners or its Limited Partners as of the date of Closing or its or their respective successors or assigns maintain, directly or indirectly, ownership of PWP OpCo Class A partnership units that represent at least ten percent (10%) of our issued and outstanding Class A common stock (calculated, without duplication, on the basis that all issued and outstanding PWP OpCo Class A partnership units not held by us or our subsidiaries had been exchanged for our Class A common stock) (the “Class B Condition”) is satisfied, 10 votes per share for each share held of record on all matters submitted to a vote of stockholders and (ii) after the Class B Condition ceases to be satisfied, one vote per share for each share held of record on all matters submitted to a vote of stockholders. In addition, we are party to the Stockholders Agreement with VoteCo Professionals (the “Stockholders Agreement”), pursuant to which, for so long as the Class B Condition is satisfied, VoteCo Professionals will have certain approval rights over certain transactions, including the right to designate a number of nominees to our board of directors equal to a majority thereof. For so long as the Class B Condition is no longer satisfied and the condition that Professional Partners or its Limited Partners as of the date of Closing or its or their respective successors or assigns maintain, directly or indirectly, ownership of PWP OpCo Class A partnership units that represent at least five percent (5%) of our issued and outstanding Class A common stock (calculated, without duplication, on the basis that all issued and outstanding PWP OpCo Class A partnership units not held by us or our subsidiaries had been exchanged for our Class A common stock) (the “Secondary Class B Condition”) is satisfied, VoteCo Professionals will have the right to designate a number of directors (rounded up to the nearest whole number) equal to one third of our board of directors. As a result, because the Limited Partners who manage VoteCo Professionals have a majority of the voting power in us through their control of VoteCo Professionals, and our Restated Certificate of Incorporation does not provide for cumulative voting, they will have the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of our Class A common stock or other securities, and the declaration and payment of dividends. The Limited Partners who manage VoteCo Professionals are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The voting power of the Limited Partners who manage VoteCo Professionals could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of us and might ultimately affect the market price of our Class A common stock. As a result of the control exercised by the Limited Partners who manage VoteCo Professionals over us, none of our agreements with them have been negotiated on “arm’s length” terms. We cannot assure you that we would not have received more favorable terms from an unaffiliated party.
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

Factors affecting the trading price of our Class A common stock may include: actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us; changes in the market's expectations about our operating results; our operating results failing to meet market expectations in a particular period; changes in financial estimates and recommendations by securities analysts concerning us or the online automobile sales industry and market in general; operating and stock price performance of other companies that investors deem comparable to us; changes in laws and regulations affecting our business; commencement of, or involvement in, litigation involving us; changes in our capital structure, such as future issuances of securities or the incurrence of additional debt; the volume of shares of our Class A common stock available for public sale; any significant change in our board or management; sales of substantial amounts of Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, international hostilities and acts of war or terrorism.
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
As of December 31, 2023, we had 1,500,000,000 shares of Class A common stock authorized, of which 57,361,073 had been issued. Our Restated Certificate of Incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.
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
In connection with the signing of the Business Combination Agreement, FinTech Masala Advisors, LLC and FinTech Investor Holdings IV, LLC (together, the “Sponsor”) entered into the Sponsor Share Surrender and Share Restriction Agreement, which was amended on May 4, 2021. Pursuant to the Sponsor Share Surrender and Share Restriction Agreement, as amended, the Founder Shares (as defined below) and Placement Shares (as defined below) owned by the Sponsor were subject to transfer restrictions for six months following the closing of the Business Combination and certain of the Founder Shares held by the Sponsor continue to be subject to transfer restrictions based on certain closing share price thresholds of the Company's Class A common stock for 20 out of any 30 consecutive trading days. On January 7, 2022, the Sponsor distributed 5,456,667 shares of Class A common stock (Founder Shares and Placement Shares) and 203,333 warrants to its members (the "Sponsor Distribution"), after which the Sponsor owned 1,000,000 shares of Class A common stock. The 1,000,000 shares of Class A common stock retained by the Sponsor continue to be subject to transfer restrictions until the $15 Threshold (as defined herein) is met. 1,738,680 of the shares distributed in the Sponsor Distribution remain subject to transfer restrictions until either the $15 Threshold or the $17 Threshold (as defined herein), as applicable, is met.
We amended and restated the existing registration rights agreement with the Sponsor by entering into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with the RRA Parties with respect to the shares of our Class A common stock and certain other equity securities held by the RRA Parties. On July 15, 2021, we filed with the SEC a registration statement pursuant to Rule 415 under the Securities Act, which was amended by post-effective amendment no. 1, filed with the SEC on March 11, 2022, and post-effective amendment no. 2, filed with the SEC on July 7, 2022 (as amended, the “Shelf Registration Statement”), registering the resale of certain shares of our Class A common stock and certain of our other equity securities held by the RRA Parties, which post-effective amendment no. 2 to the Shelf Registration Statement became effective on July 15, 2022.
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
Risks Related to Being a Public Company
As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.
As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the closing of Perella Weinberg Partner’s predecessor entity, FinTech Acquisition Corp. IV’s (“FTIV”), initial public offering (“IPO”), (ii) the first fiscal year after our annual gross revenues are $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. In addition, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do.
We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active market for our Class A common stock, our share price may be more volatile and the price at which our Class A common stock trades could be less than if we did not use these exemptions.

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
Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following September 29, 2025, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Accordingly, until we cease being an “emerging growth company” stockholders will not have the benefit of an independent assessment of the effectiveness of our internal control environment.
Risks Related to Our Governance and Governance Documents
We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
VoteCo Professionals holds more than 50% of the voting power of our shares eligible to vote. As a result, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of the board of directors consist of independent directors and (ii) the board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors.
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
Anti-takeover provisions in our charter documents and Delaware law, as well as the rules of FINRA, the FCA, the Alberta Commission, CIRO, ACPR and other U.S. or foreign governmental regulatory authorities or self-regulatory organizations, could delay or prevent a change in control, limit the price investors may be willing to pay in the future for our Class A common stock and could entrench management.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We strive to protect the reputation of our Company by establishing, protecting and defending our data and information systems in a number of ways through a combination of processes, tools, and awareness-building. We aim to adhere to the best practices outlined in the National Institute of Standards and Technology and International Organization for Standardization frameworks, and our policies and procedures in managing personally identifiable information are in compliance with General Data Protection Regulation requirements.

As part of our processes for assessing, identifying and managing material risks from cybersecurity threats, we maintain an ongoing process to enhance security and optimize our IT systems, and regularly conduct security assessments and testing of our systems to verify our systems’ integrity to protect them against being compromised from both internal and external sources. We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and test those systems pursuant to our cybersecurity processes and practices. To protect our information systems from cybersecurity threats, we use various security tools that help us identify, escalate, investigate, resolve and recover from security incidents in a timely manner. These efforts include using monitoring tools and services to address the confidentiality, integrity, and availability of our assets and data. Regular internal and third-party reviews are performed on our processes and technologies to help validate the effectiveness of our privacy and data security controls. These safeguards include employing firewalls, intrusion prevention and detection systems, and access controls, which are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.
We monitor industry best practices and developments in data privacy and security, including increased scrutiny of third-party service providers with access to sensitive data. We prioritize a robust due diligence program for key third-party service providers, utilizing a comprehensive due diligence questionnaire to evaluate potential risks before establishing formal partnerships. This in-depth approach applies to all vendors with access to our sensitive systems or data. Ongoing assessments are customized based on each provider’s risk profile, with heightened scrutiny applied to new engagements and high-risk relationships. Existing vendors are subject to periodic reevaluations according to a predetermined schedule, with increased frequency for those deemed higher risk.
Information technology risks and controls are regularly assessed as part of our overall self-assessment program, which includes working with a third party organization who regularly tests controls. Observations and outcomes from these self-assessments help drive our internal risk management decision making. Our management and compliance and information technology professionals, including our Chief Information Officer (“CIO”), are responsible for the maintenance and enforcement of our cybersecurity and information security policies and procedures. In addition members of the cybersecurity and information security teams maintain CISSP industry certifications. In addition, we have organizational charts in place to communicate key areas of authority, responsibility, and lines of reporting to personnel related to the design, implementation, operation, maintenance, and monitoring of our cybersecurity environment.
We also have a security incident response plan, with defined roles and responsibilities that are intended to address notification obligations and incident response procedures in the event of a data security breach. We are dedicated to business continuity and resiliency and have strategies, policies, and procedures in place that are designed to protect employee, business, and client data in the event of an emergency or natural disaster.
In addition to identifying information security risks, we have established robust controls to seek to reduce or mitigate such risks. Cybersecurity training for employees is conducted regularly and we maintain system logs of user activities, exceptions, and security events for a period consistent with industry best practices, unless otherwise required by law, regulation or contractual obligation. We employ rigorous measures to appropriately handle and protect sensitive and confidential data, particularly in light of increased use of remote access technology. We take precautionary measures to minimize, to the extent possible, the use of personally identifiable information and the electronic or courier-based transmission of sensitive and confidential data, relying instead on approved and secured digital data transfer services, which are designed to provide tightly controlled and selective access to such information. We have mechanisms in place to help ensure that our data is secured when at-rest or in-transit, and industry standard encryption is used to the maximum extent possible. We also take steps to help ensure our ability to restore data in the event of data failure, corruption, accidental deletion, or malicious tampering.
To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition. Refer to the risk factor captioned “Our business is subject to various cybersecurity and other operational risks” in Part I, Item 1A. “Risk Factors” for an additional description of cybersecurity risks and potential related impacts on the Company.
Governance
Our audit committee of the board of directors is responsible for overseeing the guidelines and policies governing the process by which the Company assesses and manages our exposure to risk, including cybersecurity risk, as well as any major litigation, regulatory, financial and reputational risk exposures and the steps management has taken to monitor and control such exposures. This oversight is achieved through a combination of periodic management reports, focused briefings on emerging cyber threats and vulnerabilities, updates on implemented mitigation strategies and periodic reviews of incident response plans.

We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents. Our dedicated Information Security Team is responsible for identifying, assessing, detecting, and responding to any threats and vulnerabilities. The team routinely collects and processes information from a variety of sources, including from media reporting, commercial threat intelligence providers (FSARC, FS-ISAC), the Federal Bureau of Investigation and other government and law enforcement agencies. The team provides ongoing global mitigation of known cybersecurity threats to help ensure that our data and systems are protected.

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
On November 9, 2015, Defendants filed an Answer, Counterclaims, Cross-claims and a Third-Party Complaint, which contained 14 causes of action. On July 17, 2016, the Court issued a decision, dismissing half of Defendants’ claims with prejudice. On August 18, 2016, Defendants filed an Amended Answer, Counterclaims, Cross-claims and Third-Party Complaint, with seven counterclaims and cross-claims. On December 12, 2016, Defendants appealed the dismissal of three of their counterclaims and cross-claims to the New York Appellate Division, First Department (the “First Department”). On August 29, 2017, the First Department issued a decision denying Defendants’ appeal other than allowing one Defendant to proceed with his breach of fiduciary duty counterclaim. On October 27, 2017, Defendants moved the First Department for leave to appeal its decision to the New York Court of Appeals. On December 28, 2017, the First Department denied Defendants’ motion for leave. On April 24, 2018, Defendants filed a Second Amended Answer, Counterclaims, Cross-claims and Third-Party Complaint, with eight counterclaims and cross-claims. Defendants are seeking declaratory relief and damages of no less than $60.0 million, as well as statutory interest. In addition, on January 19, 2022, Defendants filed a motion for leave to renew their New York Labor Law counterclaim that the Court dismissed in 2016. On June 30, 2023, the Court issued a decision denying Defendants’ motion for leave. On January 29, 2024, Defendants filed an opening brief in the First Department appealing the June 30, 2023 decision denying their motion for leave.
After the completion of discovery, both the PWP Plaintiffs and Defendants subsequently moved for summary judgment. On March 20, 2020, the parties completed briefing of their respective motions. The Court held oral argument on the motions on May 27, 2021. On May 24, 2023, the Court issued a decision and order on both motions for summary judgment (the “Summary Judgment Decision”). The Court granted the PWP Plaintiffs’ motion with respect to the restrictive covenants in the PWP Plaintiffs’ agreements, finding that they are valid and enforceable, and otherwise denied the motion. The Court denied Defendants’ motion in its entirety. On July 25, 2023, Defendants filed a notice of appeal of the Summary Judgment Decision.
The Court has set trial for April 29, 2024 through May 21, 2024. A final pre-trial conference has been set for April 24, 2024.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is listed and traded on the Nasdaq Global Select Market under the stock symbol “PWP.” As of February 20, 2024, there were approximately 52 holders of record of our Class A common stock and 2 holders of record of our Class B common stock. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. Our Class B common stock is not listed or quoted on any exchange and is not transferable by the holders, subject to certain limited exceptions.
We intend to pay dividends quarterly to our common stockholders. For the year ended December 31, 2023, cash dividends of $0.28 per outstanding share of Class A common stock were paid to our stockholders. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will be subject to our financial condition, earnings, capital requirements, financial covenants, applicable law and other factors our board of directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Repurchase of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2023:

Period	Total Number of Shares Repurchased	Average Price Paid per Unit	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that may yet to be Purchased Under the Publicly Announced Program(1)
October 1, 2023 - October 31, 2023	—	$—	—	$108,823,525
November 1, 2023 - November 30, 2023	—	$—	—	$108,823,525
December 1, 2023 - December 31, 2023	—	$—	—	$108,823,525
Total	—	$—	—
__________________
(1)    On February 16, 2022, the Company’s Board of Directors initially approved a stock repurchase program and the authorized amounts under such program was increased on February 8, 2023 such that the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.
Executive Overview
We are a leading global independent advisory firm that provides strategic and financial advice to clients across the most active industry sectors and international markets. Our wide range of global clients include large public multinational corporations, mid-sized public and private companies, individual entrepreneurs, private and institutional investors, creditor committees and government institutions.
For further information regarding our business, refer to “Part I. Item 1. Business” and “Part I. Item 1A. Risk Factors” of this filing.
Business Environment
Economic and global financial market conditions impact our financial performance. The market environment for advisory services has begun to inflect, which has recently driven dialogue and activity levels across the traditional M&A markets.
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
Compensation and Benefits Expenses
Our compensation and benefits expenses consist of base salary, benefits, severance, payroll taxes, annual incentive compensation payable as cash bonus awards, deferred compensation awards, and the amortization of equity-based compensation awards that are subject to a service vesting condition, and in some cases, a market-based performance vesting condition. These expenses also include signing bonuses and compensation paid pursuant to guarantees for new hires.
Compensation is determined by management based on revenues earned, headcount, labor market conditions, and anticipated compensation requirements for our employees. Such factors can fluctuate, including headcount and revenues earned, and as a result, our compensation expenses may fluctuate materially in any particular period.
The amortization expense for certain equity-based awards granted by Professional Partners is allocated fully to non-controlling interests as these awards have no economic impact on, and do not dilute, PWP shareholders relative to Professional Partners. Refer to Note 12—Equity-Based Compensation in the notes to the consolidated financial statements for additional information.
Non-Compensation Expenses
Our non-compensation expenses include the costs of professional fees, technology and infrastructure, rent and occupancy, travel and related expenses, depreciation and amortization and general, administrative and other expenses. Our non-compensation expenses also include certain expenses reimbursed by our clients. Overall, our non-compensation expenses are subject to variability due to multiple factors, including headcount, business needs, and inflation.
Non-Operating Income (Expenses)
Non-operating income (expenses) includes the impact of income and expense items that we consider to be non-operational in nature, which typically includes related party income, interest income and expense, and other non-operating gains (losses), including the impact of foreign exchange rate fluctuations. Non-operating income (expenses) also included the change in fair value of warrant liabilities prior to the completion of the exchange offer and solicitation relating to the Company’s then-outstanding warrants on August 23, 2022.
Non-Controlling Interests
Non-controlling interests represent the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners, which are Professional Partners and the ILPs. Such holders hold PWP OpCo Units that are exchangeable into PWP Class A common stock on a one-for-one basis. Profits and losses of PWP OpCo are allocated to the non-controlling interests in proportion to their ownership interest regardless of their basis, with the exception of the amortization expense for certain equity-based awards granted by Professional Partners, which is allocated fully to non-controlling interests as these awards have no economic impact on, and do not dilute, PWP shareholders relative to Professional Partners.

Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2023 and 2022. For a discussion of the year ended December 31, 2022 versus 2021, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our Form 10-K for the year ended December 31, 2022.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues	$648,652	$631,507	$801,662	3%	(21)%
Expenses
Compensation and benefits	426,572	391,333	504,364	9%	(22)%
Equity-based compensation	182,375	154,158	96,330	18%	60%
Total compensation and benefits	608,947	545,491	600,694	12%	(9)%
Non-compensation expenses	154,805	133,749	134,384	16%	—%
Total operating expenses	763,752	679,240	735,078	12%	(8)%
Operating income (loss)	(115,100)	(47,733)	66,584	(141)%	NM
Non-operating income (expenses)
Related party income	932	2,805	7,516	(67)%	(63)%
Other income (expense)	1,624	7,978	761	(80)%	NM
Change in fair value of warrant liabilities	—	15,806	(4,897)	NM	NM
Loss on debt extinguishment	—	—	(39,408)	—%	NM
Interest expense	(276)	(276)	(7,606)	—%	96%
Total non-operating income (expenses)	2,280	26,313	(43,634)	(91)%	NM
Income (loss) before income taxes	(112,820)	(21,420)	22,950	(427)%	NM
Income tax expense (benefit)	(980)	10,327	18,927	NM	(45)%
Net income (loss)	$(111,840)	$(31,747)	$4,023	(252)%	NM
Less: Net income (loss) attributable to non-controlling interests	(94,617)	(49,625)	13,444	(91)%	NM
Net income (loss) attributable to Perella Weinberg Partners	$(17,223)	$17,878	$(9,421)	NM	NM
NM = Not meaningful

Revenues
The following table provides revenue statistics for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Total Advisory Clients	202	200	232	2	(32)
Total Clients with Fees Greater than $1.0 million	123	127	142	(4)	(15)
Revenues were $648.7 million for the year ended December 31, 2023 as compared with $631.5 million for the year ended December 31, 2022, representing an increase of 3%. Revenues attributed to mergers and acquisition activity were up year-over-year, while financing and capital solutions revenues were lower due to a few large financing fees in the prior year period, which offset positive performance in the restructuring business.
Compensation and Benefits Expenses
For the year ended December 31, 2023, total compensation and benefits expenses were $608.9 million, an increase of 12% compared with $545.5 million for the year ended December 31, 2022. The increase in total compensation and benefits expenses was a result of a higher compensation margin on a higher revenue base, additional equity-based compensation expense from awards granted during the first quarter of 2023, and $37.3 million of business realignment costs associated with headcount reductions in the current year (the “Business Realignment”). The Business Realignment was undertaken to improve compensation alignment and to provide for greater flexibility to advance strategic opportunities, and related costs include separation and transition benefits and the acceleration of equity-based compensation amortization (net of forfeitures) for terminated employees.
Non-Compensation Expenses
For the year ended December 31, 2023, total non-compensation expenses were $154.8 million, an increase of 16% compared with $133.7 million for the year ended December 31, 2022. The increase in non-compensation expenses was primarily the result of higher travel and related expenses due to increases in both volume of travel and headcount, increased legal spend, elevated technology and infrastructure expenses related to certain investments, and higher rent and depreciation expenses due to overlapping rent and new assets being placed in service related to the renovation of the New York office space and relocation of the London office space. These increases were partially offset by lower recruiting and consulting fees and reduced D&O insurance costs.
Non-Operating Income (Expenses)
For the year ended December 31, 2023, non-operating income was $2.3 million compared with non-operating income of $26.3 million for the year ended December 31, 2022. In the current year, non-operating income included interest income, which substantially increased from the prior year due to higher interest rates and additional investments in U.S. Treasury securities. Interest income was partially offset by a net loss from foreign exchange rate fluctuations, a non-operating loss on investment, and a charge related to a settlement reached with the staff of the SEC in connection with self-reporting relating to recordkeeping of business communications on “off-channel” messaging applications (the “Settlement”). Pursuant to the Settlement, Perella Weinberg Partners LP, Tudor, Pickering, Holt & Co. Securities LLC, and Perella Weinberg Partners Capital Management LP, collectively, agreed to pay $2.5 million in the aggregate to the SEC on a joint and several liability basis. The Company recognized a charge of $1.25 million related to the Settlement, with the remainder recognized by Perella Weinberg Partners Capital Management LP (refer to Note 16—Related Party Transactions in the notes to the consolidated financial statements for information on the Company’s relationship to Perella Weinberg Partners Capital Management LP). In the prior year period, non-operating income primarily included a gain from the change in fair value of warrant liabilities and a net gain from foreign exchange rate fluctuations. For both periods, foreign exchange rate fluctuations largely related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries.
Income Tax Expense (Benefit)
The Company’s income tax benefit and effective tax rate were $1.0 million and 0.9%, respectively, for the year ended December 31, 2023 compared to income tax expense and an effective tax rate of $10.3 million and (48.2)%, respectively, for the year ended December 31, 2022. The change in the effective tax rate was primarily due to the relative size of our permanent differences in relation to the pre-tax loss in the respective periods, as well as the recognition of a previously unrecognized tax benefit at one of the Company’s foreign subsidiaries during the year ended December 31, 2023.

Liquidity and Capital Resources
General
We regularly monitor our liquidity position, including cash and cash equivalents, working capital assets and liabilities, commitments and other liquidity requirements. Our primary sources of liquidity are our cash balances, investments in short-term marketable debt securities, the net cash generated from operations, and the available borrowing capacity under our Revolving Credit Facility. Our primary cash needs are for working capital, operating expenses (including cash compensation for our employees), repurchasing shares of the Company’s Class A common stock, withholding tax payments for vested PWP Incentive Plan Awards, income taxes, dividends and distributions, capital expenditures, making payments pursuant to the tax receivable agreement, commitments, and strategic investments. We generally pay a significant portion of our annual cash incentive compensation during the first quarter of each calendar year with respect to the prior year’s results. Therefore, levels of cash and/or investments in short-term marketable debt securities generally decline during the first quarter and build over the remainder of the year.
Our current assets are primarily composed of cash, investments in short-term marketable debt securities, receivables related to fees earned from providing advisory services, certain prepaid expenses and certain amounts due from related parties. Our current liabilities are primarily composed of accrued employee compensation, accounts payable and other accrued expenses. Cash includes cash held at banks, including interest-bearing money market accounts. As of December 31, 2023 and 2022, the Company had cash balances of $247.2 million and $171.6 million, respectively, and investments in short-term marketable debt securities, consisting entirely of U.S. Treasury securities, of $91.2 million and $140.1 million, respectively.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable typically have net terms of 30 days. Accounts receivable were $47.8 million, net of a $2.2 million allowance for credit losses balance as of December 31, 2023. Accounts receivable were $67.9 million, net of a $1.1 million allowance for credit losses balance as of December 31, 2022.
The Company has a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Additionally, up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement. As of December 31, 2023 and 2022, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to consolidated financial statements included elsewhere in this Form 10-K.
Based on current market conditions, we believe that our cash on hand, investments in short-term marketable debt securities, net cash generated from operations and the available borrowing capacity under our Revolving Credit Facility will be sufficient to meet our operating needs and commitments for the next twelve months; however, if these sources of liquidity are not sufficient, we may seek additional debt or equity financing.

Cash Flows
A summary of our operating, investing and financing cash flows is as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash Provided By (Used In)
Operating Activities
Net income (loss)	$(111,840)	$(31,747)	$4,023
Non-cash charges and other operating activity adjustments	213,224	162,414	171,886
Other operating activities	44,499	(148,440)	58,999
Total operating activities	145,883	(17,773)	234,908
Investing Activities	(5,818)	(166,231)	(2,440)
Financing Activities	(67,018)	(136,768)	(55,021)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,889	(9,837)	(3,580)
Net increase (decrease) in cash, cash equivalents and restricted cash	75,936	(330,609)	173,867
Cash, cash equivalents and restricted cash, beginning of period	174,166	504,775	330,908
Cash, cash equivalents and restricted cash, end of period	$250,102	$174,166	$504,775
Year Ended December 31, 2023
Operating activities resulted in a net cash inflow of $145.9 million primarily attributable to cash collected from clients, net of cash operating expense outflows, including discretionary bonuses paid during the first quarter of 2023 with respect to prior year compensation expense.
Investing activities resulted in a net cash outflow of $5.8 million largely attributable to the purchase of leasehold improvement fixed assets associated with the renovation of the New York office space and relocation of the London office space, partially offset by a net cash inflow from investments in U.S. Treasury securities.
Financing activities resulted in a net cash outflow of $67.0 million primarily due to the repurchase of shares pursuant to the stock repurchase program, distributions to partners, withholding tax payments for vested PWP Incentive Plan Awards, and dividend payments.
Year Ended December 31, 2022
Operating activities resulted in a net cash outflow of $17.8 million primarily attributable to cash collected from clients, net of cash operating expense outflows, including discretionary bonuses paid during the first quarter of 2022 with respect to prior year compensation expense.
Investing activities resulted in a net cash outflow of $166.2 million largely attributable to the investment of excess cash in U.S. Treasury securities as well as the purchase of leasehold improvement fixed assets associated with the renovation of the New York office space and relocation of the London office space.
Financing activities resulted in a net cash outflow of $136.8 million primarily related to the repurchase of shares pursuant to the stock repurchase program, distributions to partners, withholding tax payments for vested of PWP Incentive Plan Awards, and dividend payments.
For a discussion of the year ended December 31, 2021, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows” in our Form 10-K for the year ended December 31, 2022.
Share Repurchase Program
The Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock with no requirement to purchase any minimum number of shares. During the year ended December 31, 2023, the Company purchased 2,376,683 shares, at a cost of $22.5 million in the aggregate. As of December 31, 2023, $108.8 million remains of the combined $200.0 million share repurchase authorization.

Exchange Rights
In accordance with the PWP OpCo LPA, holders of PWP OpCo Units (other than the Company) may exchange these units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock with the form of consideration determined by the Company. See Note 11—Stockholders’ Equity in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information.
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
Other Commitments and Contractual Obligations
Sponsor Share Surrender and Share Restriction Agreement
Concurrent with the Business Combination Agreement, the Company and certain other parties entered into the Sponsor Share Surrender and Share Restriction Agreement with the Sponsor, which was amended on May 4, 2021. See Note 11—Stockholders’ Equity in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information.
Tax Receivable Agreement
As of December 31, 2023, we had an amount due of $30.9 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date. See Note 16—Related Party Transactions in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information as well as the expected timing of payments.
Leases and Capital Expenditures
We have various non-cancelable operating leases in connection with the leases of our office spaces and equipment. As of December 31, 2023, we had $175.9 million of operating lease liabilities. See Note 5—Leases in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information as well as the expected timing of payments. During the current year, the Company completed construction of new office space in New York and London. As of December 31, 2023, the Company had $6 million of remaining cash payments, net of tenant improvement allowances, related to these projects.
Business Realignment
We currently estimate that approximately $15 million of cash payments remain outstanding related to the Business Realignment, substantially all of which are expected to be paid during the first half of 2024.

Market Risk and Credit Risk
Our business is not capital-intensive and we do not invest in derivative instruments. We are not subject to significant market risk (including interest rate risk and commodity price risk) or significant credit risk.
Risks Related to Cash and Cash Equivalents
Our cash and cash equivalents include any short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash is maintained in U.S. and non-U.S. bank accounts. Most account balances exceed U.S. Federal Deposit Insurance Corporation (FDIC) coverage limits or the coverage limits of the relevant foreign deposit insurance system, as applicable. We believe our cash and cash equivalents are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.
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
With respect to investments, we manage our credit risk exposure by holding investments primarily with investment grade credit quality. As of December 31, 2023, the Company held investments of $91.2 million in U.S. Treasury securities with maturities of less than 12 months.
Exchange Rate Risk
The Company is exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of its operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, Euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the years ended December 31, 2023 and 2022, the net impact of non-functional currency-related transaction gains and losses recorded in Other income (expense) on our Consolidated Statements of Operations was a $3.3 million loss and a $6.8 million gain, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the U.S. dollar weakened and strengthened, respectively. For the years ended December 31, 2023 and 2022, the net impact of the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) within our Consolidated Statements of Comprehensive Income (Loss) was a $4.1 million gain and a $9.7 million loss respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future. As of December 31, 2023, we held cash balances of $42.0 million of non-U.S. dollar currencies, composed of pound sterling, the Euro, and Canadian dollars.

Critical Accounting Estimates
The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The following are our critical accounting estimates and judgments used in the preparation of our consolidated financial statements. We believe that these critical accounting estimates represent those that are most important to the presentation of our financial condition and results of operations and require management's most difficult, subjective and complex judgment. Due to their subjectivity, actual results could differ materially from the amounts reported. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period for which they are determined to be necessary.
Revenue Recognition
The services provided under contracts with clients include transaction-related advisory services, fairness opinion services, research, and underwriting services. The fee structures for the Company’s transaction-related advisory services often involve an “all or nothing” consideration amount and the associated fees are predominantly considered variable as they are often based on the ultimate transaction value or the outcome ultimately achieved and/or are susceptible to factors outside of the Company’s influence, such as third-party negotiations, regulatory approval, court approval, and shareholder votes. Accordingly, a large portion of the fees associated with these services is constrained until substantially all services have been provided, specified conditions have been met and/or certain milestones have been achieved, and it is probable that a significant revenue reversal will not occur in a future period. Such determination of probability may require significant judgement, especially when assessed near the end of a reporting period.
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
Income Taxes
Our income tax expense, deferred tax assets and deferred tax liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and certain foreign jurisdictions. We make estimates and judgments in determining the provision for income taxes and certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial reporting purposes. Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period.
We regularly assess the likelihood that we will be able to recover our deferred tax assets. We believe that we will ultimately recover the deferred tax assets recorded on our Consolidated Statements of Financial Condition. However, should there be a change in the likelihood of our ability to recover our deferred tax assets, our tax provision would increase with the recording of a valuation allowance in the period in which we determined that the recovery is not likely. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including projected future taxable income. In projecting future taxable income, we begin with historical results and incorporate certain assumptions, including revenue growth and operating margin. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying business.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. We record unrecognized tax benefits based on whether it is more-likely-than-not that uncertain tax positions will be sustained on the basis of the technical merits of the position. If it is determined an uncertain tax position is more-likely-than-not to be sustained, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes.
Refer to Note 9—Income Taxes in the notes to the consolidated financial statements.

Equity Compensation
A portion of the PWP Incentive Plan Awards granted to certain employees and non-employees vest upon the occurrence of both service and market conditions being achieved. Compensation expense is recognized for these equity-based awards over the requisite vesting period in an amount equal to the fair value of the awards at the grant date, provided the requisite service period is completed, irrespective of whether the market condition is satisfied. The effect of the market condition is reflected in the grant date fair value of the award. The Company utilized a Monte Carlo simulation valuation model to determine the grant date fair value which required significant judgment for various inputs including the risk-free interest rate, dividend yield and the volatility factor.
Refer to Note 12—Equity-Based Compensation in the notes to the consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth above in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Credit Risk.”

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Perella Weinberg Partners
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Perella Weinberg Partners (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
New York, New York
February 23, 2024

Perella Weinberg Partners
Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$247,171	$171,570
Restricted cash	2,931	2,596
Investments in short-term marketable debt securities	91,174	140,110
Accounts receivable, net of allowance	47,771	67,906
Due from related parties	3,575	3,362
Fixed assets, net of accumulated depreciation and amortization	93,652	48,390
Intangible assets, net of accumulated amortization	19,192	25,772
Goodwill	34,383	34,383
Prepaid expenses and other assets	30,871	36,190
Right-of-use lease assets	143,935	153,720
Deferred tax asset, net	46,453	33,094
Total assets	$761,108	$717,093
Liabilities and Equity
Accrued compensation and benefits	$233,927	$217,011
Accounts payable, accrued expenses and other liabilities	52,106	51,350
Lease liabilities	175,901	165,601
Amount due pursuant to tax receivable agreement	30,928	22,991
Total liabilities	492,862	456,953
Commitments and Contingencies (Note 17)
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 57,361,073 issued and 44,642,849 outstanding at December 31, 2023; 1,500,000,000 shares authorized, 52,237,247 issued and 41,744,961 outstanding at December 31, 2022)	6	5
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 41,589,339 issued and outstanding at December 31, 2023; 600,000,000 shares authorized, 44,563,877 issued and outstanding at December 31, 2022)	4	4
Preferred stock, par value $0.0001 per share (100,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and 2022)	—	—
Additional paid-in-capital	312,523	242,129
Retained earnings (accumulated deficit)	(54,650)	(18,071)
Accumulated other comprehensive income (loss)	(4,480)	(6,538)
Treasury stock, at cost (12,718,224 and 10,492,286 shares of Class A common stock at December 31, 2023 and December 31, 2022, respectively)	(100,747)	(80,067)
Total Perella Weinberg Partners equity	152,656	137,462
Non-controlling interests	115,590	122,678
Total equity	268,246	260,140
Total liabilities and equity	$761,108	$717,093
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues	$648,652	$631,507	$801,662
Expenses
Compensation and benefits	426,572	391,333	504,364
Equity-based compensation	182,375	154,158	96,330
Total compensation and benefits	608,947	545,491	600,694
Professional fees	39,640	34,824	41,891
Technology and infrastructure	34,462	30,084	28,355
Rent and occupancy	26,891	24,898	26,406
Travel and related expenses	19,030	13,034	6,261
General, administrative and other expenses	20,103	20,215	16,982
Depreciation and amortization	14,679	10,694	14,489
Total expenses	763,752	679,240	735,078
Operating income (loss)	(115,100)	(47,733)	66,584
Non-operating income (expenses)
Related party income	932	2,805	7,516
Other income (expense)	1,624	7,978	761
Change in fair value of warrant liabilities	—	15,806	(4,897)
Loss on extinguishment of debt	—	—	(39,408)
Interest expense	(276)	(276)	(7,606)
Total non-operating income (expenses)	2,280	26,313	(43,634)
Income (loss) before income taxes	(112,820)	(21,420)	22,950
Income tax expense (benefit)	(980)	10,327	18,927
Net income (loss)	(111,840)	(31,747)	4,023
Less: Net income (loss) attributable to non-controlling interests	(94,617)	(49,625)	13,444
Net income (loss) attributable to Perella Weinberg Partners	$(17,223)	$17,878	$(9,421)
Net income (loss) per share attributable to Class A common shareholders (1)
Basic	$(0.40)	$0.41	$(0.22)
Diluted	$(1.33)	$(0.46)	$(0.66)
Weighted-average shares of Class A common stock outstanding (1)
Basic	43,273,939	43,837,640	42,595,712
Diluted	86,779,052	89,755,632	92,749,911
__________________
(1)For the year ended December 31, 2021, net income (loss) per share of Class A common stock and weighted-average shares of Class A common stock outstanding is representative of the period from June 24, 2021 through December 31, 2021, the period following the Business Combination, as defined in Note 1—Organization and Nature of Business. For more information, refer to Note 14—Net Income (Loss) Per Share Attributable to Class A Common Shareholders.
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(111,840)	$(31,747)	$4,023
Foreign currency translation gain (loss), net of tax	4,131	(9,682)	(1,481)
Comprehensive income (loss)	(107,709)	(41,429)	2,542
Less: Comprehensive income (loss) attributable to non-controlling interests	(92,544)	(54,515)	12,883
Comprehensive income (loss) attributable to Perella Weinberg Partners	$(15,165)	$13,086	$(10,341)

The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Changes in Equity
(Dollars in Thousands, Except Per Share Amounts)

		Shares								Accumulated Other Comprehensive Income (Loss)
	Partners’ Capital	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)		Non- Controlling Interests	Total Equity
Balance at December 31, 2020	$76,509	—	—	—	$—	$—	$—	$—	$—	$(2,326)	$—	$74,183
Net income (loss) prior to Business Combination	59,857	—	—	—	—	—	—	—	—	—	—	59,857
Equity-based compensation prior to Business Combination	11,761	—	—	—	—	—	—	—	—	—	—	11,761
Foreign currency translation gain (loss) prior to Business Combination	—	—	—	—	—	—	—	—	—	526	—	526
Distributions to partners prior to Business Combination	(47,389)	—	—	—	—	—	—	—	—	—	—	(47,389)
Other, prior to Business Combination	374	—	—	—	—	—	—	—	—	—	—	374
Effect of Business Combination	(101,112)	42,956,667	50,154,199	—	4	5	—	133,832	—	974	154,619	188,322
Net income (loss) after Business Combination	—	—	—	—	—	—	—	—	(9,421)	—	(46,413)	(55,834)
Equity-based awards after Business Combination	—	—	—	—	—	—	—	45,594	—	—	39,678	85,272
Distributions to partners after Business Combination	—	—	—	—	—	—	—	—	—	—	(18,542)	(18,542)
Liability awards reclassification to equity	—	—	—	—	—	—	—	3,912	—	—	—	3,912
Issuance of Class A common stock for vested PWP Incentive Plan Awards	—	692,652	—	—	—	—	—	—	—	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	—	(10,462)	—	—	—	(10,462)
Dividends declared ($0.14 per share of Class A common stock)	—	—	—	—	—	—	—	230	(8,654)	—	—	(8,424)
Foreign currency translation gain (loss) after Business Combination	—	—	—	—	—	—	—	—	—	(920)	(1,087)	(2,007)
Other, after Business Combination	—	—	—	—	—	—	—	870	—	—	933	1,803
Treasury stock purchase	—	—	—	(1,000,000)	—	—	(12,000)	—	—	—	—	(12,000)
Change in ownership interests	—	—	—	—	—	—	—	(15,845)	—	—	15,845	—
Balance at December 31, 2021	$—	43,649,319	50,154,199	(1,000,000)	$4	$5	$(12,000)	$158,131	$(18,075)	$(1,746)	$145,033	$271,352
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Changes in Equity – Continued
(Dollars in Thousands)

	Shares								Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)		Non- Controlling Interests	Total Equity
Balance at December 31, 2021	43,649,319	50,154,199	(1,000,000)	$4	$5	$(12,000)	$158,131	$(18,075)	$(1,746)	$145,033	$271,352
Net income (loss)	—	—	—	—	—	—	—	17,878	—	(49,625)	(31,747)
Equity-based awards	—	—	—	—	—	—	81,804	—	—	74,616	156,420
Distributions to partners	—	—	—	—	—	—	—	—	—	(44,455)	(44,455)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	1,426,073	—	51,730	—	—	620	(620)	—	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(9,703)	—	—	—	(9,703)
Dividends declared ($0.28 per share of Class A common stock)	—	—	—	—	—	—	522	(17,874)	—	—	(17,352)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(4,792)	(4,890)	(9,682)
Other	—	—	—	—	—	—	702	—	—	1,233	1,935
Issuance of Class A common stock and exchange of PWP OpCo Units with corresponding Class B common stock for cash using Offering proceeds (Note 11—Stockholders’ Equity)	3,502,033	(3,498,534)	—	1	—	—	(538)	—	—	—	(537)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11—Stockholders’ Equity)	2,093,874	(2,091,788)	—	—	(1)	—	598	—	—	—	597
Warrant exchange for Class A common stock	1,565,948	—	—	—	—	—	11,999	—	—	—	11,999
Treasury stock purchases	—	—	(9,544,016)	—	—	(68,687)	—	—	—	—	(68,687)
Change in ownership interests	—	—	—	—	—	—	(766)	—	—	766	—
Balance at December 31, 2022	52,237,247	44,563,877	(10,492,286)	$5	$4	$(80,067)	$242,129	$(18,071)	$(6,538)	$122,678	$260,140
Net income (loss)	—	—	—	—	—	—	—	(17,224)	—	(94,616)	(111,840)
Equity-based awards	—	—	—	—	—	—	106,248	—	—	78,216	184,464
Distributions to partners	—	—	—	—	—	—	—	—	—	(14,169)	(14,169)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	2,146,320	—	150,745	1	—	1,809	(1,711)	(98)	—	—	1
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(16,743)	—	—	—	(16,743)
Dividends declared ($0.28 per share of Class A common stock)	—	—	—	—	—	—	542	(19,257)	—	—	(18,715)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	2,058	2,073	4,131
Other	—	—	—	—	—	—	1,242	—	—	740	1,982
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11—Stockholders’ Equity)	2,977,506	(2,974,538)	—	—	—	—	1,484	—	—	—	1,484
Treasury stock purchase	—	—	(2,376,683)	—	—	(22,489)	—	—	—	—	(22,489)
Change in ownership interests	—	—	—	—	—	—	(20,668)	—	—	20,668	—
Balance at December 31, 2023	57,361,073	41,589,339	(12,718,224)	$6	$4	$(100,747)	$312,523	$(54,650)	$(4,480)	$115,590	$268,246
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(111,840)	$(31,747)	$4,023
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on debt extinguishment	—	—	39,408
Equity-based awards vesting expense	184,464	156,420	97,033
Depreciation and amortization	14,679	10,694	14,489
Change in fair value of warrant liabilities	—	(15,806)	4,897
Foreign currency revaluation	2,450	(4,692)	—
Non-cash operating lease expense	12,879	15,948	17,361
Deferred taxes	(2,074)	(2,743)	(3,716)
Bad debt expense	2,313	2,158	646
Other	(1,487)	435	1,768
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	18,798	(24,339)	(7,127)
Due from related parties	(213)	864	(3,612)
Prepaid expenses and other assets	4,336	(14,440)	(15,205)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	15,906	(97,135)	97,912
Accounts payable, accrued expenses and other liabilities	(1,378)	(5,805)	5,113
Lease liabilities	7,050	(7,585)	(18,082)
Net cash provided by (used in) operating activities:	145,883	(17,773)	234,908
Cash flows from investing activities
Purchases of fixed assets	(57,598)	(26,560)	(1,462)
Purchases of investments in short-term marketable debt securities	(89,259)	(139,171)	—
Maturities of investments in short-term marketable debt securities	140,551	—	—
Other	488	(500)	(978)
Net cash provided by (used in) investing activities	(5,818)	(166,231)	(2,440)
Cash flows from financing activities
Proceeds from Business Combination, including PIPE Investment	—	—	355,021
Payment of Business Combination costs	—	—	(23,895)
Principal payment on Revolving Credit Facility	—	—	(27,690)
Redemption of Convertible Notes	—	—	(160,930)
Redemption of partners’ interests	—	—	(104,540)
Proceeds from the Offering, net of underwriting discount	—	36,526	—
Exchange of PWP OpCo Units and corresponding Class B common stock for cash using Offering proceeds	—	(36,526)	—
Payment of offering costs	—	(1,318)	—
Distributions to partners	(14,169)	(44,455)	(65,931)
Dividends paid on Class A and Class B common stock	(13,145)	(12,840)	(5,990)
Withholding tax payments for vested PWP Incentive Plan Awards	(16,743)	(9,703)	(10,462)
Treasury stock purchases	(22,489)	(68,452)	(12,000)
Payments pursuant to tax receivable agreement	(472)	—	—
Debt issuance costs	—	—	(361)
Proceeds from Partner Promissory Note	—	—	1,757
Net cash provided by (used in) financing activities	(67,018)	(136,768)	(55,021)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,889	(9,837)	(3,580)
Net increase (decrease) in cash, cash equivalents and restricted cash	75,936	(330,609)	173,867
Cash, cash equivalents and restricted cash, beginning of period	174,166	504,775	330,908
Cash, cash equivalents and restricted cash, end of period	$250,102	$174,166	$504,775

The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Cash Flows – Continued
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosures of non-cash activities
Lease liabilities arising from obtaining right-of-use lease assets	$2,278	$131,232	$4,111
Accrued capital expenditures	$11,319	$16,395	$—
Accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards	$7,278	$5,711	$2,664
Non-cash paydown of Partner promissory notes	$1,547	$2,567	$—
Deferred tax effect resulting from exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$1,485	$1,362	$—
Accrued treasury stock purchases	$—	$235	$—
Liability awards reclassification to equity	$—	$—	$3,912
Net assets of deconsolidated affiliate	$—	$—	$394
Supplemental disclosures of cash flow information
Cash paid for income taxes	$4,568	$25,995	$12,547
Cash paid for interest	$127	$127	$5,515
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Note 1—Organization and Nature of Business
Perella Weinberg Partners and its consolidated subsidiaries, including PWP Holdings LP (“PWP OpCo”) (collectively, “PWP” and the “Company”), is a global independent advisory firm that provides strategic and financial advice to a wide range of clients. The Company’s activities as an investment banking advisory firm constitute a single business segment that provides a range of advisory services, including advice related to strategic and financial decisions, mergers and acquisitions (“M&A”) execution, shareholder and defense advisory, financing and capital solutions advice with resources focused on restructuring and liability management, capital markets advisory, private capital placement, as well as specialized underwriting and research services primarily for the energy and related industries.
The operations of PWP OpCo are conducted through a wholly-owned subsidiary, Perella Weinberg Partners Group LP, and its subsidiaries which are consolidated in these financial statements. PWP GP LLC (“PWP GP”) is the general partner that controls PWP OpCo. The limited partner interests of PWP OpCo are held by the Company, Investor Limited Partners (the “ILPs”), and PWP Professional Partners LP (together with its successors and assigns, as applicable, “Professional Partners”). The Company shareholders are entitled to receive a portion of PWP OpCo’s economics through their direct ownership interests in shares of Class A common stock of PWP. The non-controlling interest owners of PWP OpCo receive economics through ownership of PWP OpCo Class A partnership units (“PWP OpCo Units”). See Note 11—Stockholders’ Equity for additional information.
Perella Weinberg Partners (formerly known as FinTech Acquisition Corp. IV (“FTIV”)) was incorporated in Delaware on November 20, 2018 as a special purpose acquisition company for the purpose of acquiring businesses or assets through a business combination. On June 24, 2021, the Company consummated a business combination pursuant to a Business Combination Agreement, among various parties, resulting in FTIV acquiring partnership interests in PWP OpCo, and PWP OpCo becoming jointly-owned by Perella Weinberg Partners, Professional Partners and existing partners as part of an umbrella limited partnership C-corporation (Up-C) structure (the “Business Combination”). See Note 3—Business Combination for additional discussion related to the transaction.
On December 31, 2023, as part of an internal reorganization, Professional Partners was divided into three partnerships pursuant to a plan of division (the “Division”), which, among other things, provided that (i) all of its limited partnership interests in PWP OpCo were allocated to one of the divided partnerships, PWP AdCo Professionals LP (“AdCo Professionals”), (ii) all of its shares of Class B-1 common stock of the Company were allocated to another divided partnership, PWP VoteCo Professionals LP (“VoteCo Professionals”) and (iii) PWP Professional Partners LP changed its name to PWP AmCo Professional Partners LP. The principal purpose of the internal reorganization was to simplify the structure for the partners in Professional Partners with respect to their indirect interests in PWP OpCo. There was no consideration exchanged in connection with the Division, which is not expected to affect the respective rights or economic interests of the Company, PWP GP, or any limited partner with respect to PWP OpCo.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and all intercompany balances and transactions have been eliminated.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any highly liquid investments with original maturities of three months or less from the date of purchase. Cash account balances often exceed federally insured limits. Restricted cash represents cash that is not readily available for general purpose cash needs. As of December 31, 2023 and 2022, the Company had no cash equivalents and had restricted cash of $2.9 million and $2.6 million, respectively, maintained as collateral for letters of credit related to certain office leases. The sum of Cash and cash equivalents and Restricted cash on the Consolidated Statements of Financial Condition corresponds to the total cash, cash equivalents, and restricted cash presented on the Consolidated Statements of Cash Flows.
Investments in Short-Term Marketable Debt Securities
The Company invests in short-term marketable debt securities to manage excess liquidity. As of December 31, 2023, these investments consisted solely of U.S. Treasury securities held by a consolidated broker-dealer subsidiary and were carried at fair value with changes in fair value included in Other income (expense) on the Consolidated Statements of Operations, as is required for broker-dealers. In general, these investments are recorded on the Consolidated Statements of Financial Condition within Cash and cash equivalents for investments with an original maturity from the date of purchase of three months or less, and within Investments in short-term marketable debt securities for those with original maturities longer than three months but less than one year.
Accounts Receivable, Net of Allowance
Accounts receivable are presented net of allowance for credit losses based on the Company’s assessment of collectability. The Company regularly reviews its accounts receivable for collectability and an allowance is recognized for expected credit losses, if required. The Company maintains an allowance for credit losses that, in management’s opinion, provides for an adequate reserve to cover estimated losses on accounts receivable. The Company determines the adequacy of the allowance by reviewing specific client receivables as well as estimating the probability of loss on total client receivables based on the Company’s historical credit loss experience and taking into consideration current market conditions and supportable forecasts that affect the collectability of the reported amount. The Company updates its expected credit loss rates periodically and maintains a quarterly allowance review process to consider current factors that would require an adjustment to the credit loss allowance. Changes to expected credit losses during the period are included in General, administrative and other expenses on the Consolidated Statements of Operations. After concluding that a reserved accounts receivable is no longer collectible, the Company reduces both the gross receivable and the allowance for credit losses.
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of December 31, 2023 and December 31, 2022, the net assets of PWP OpCo were $249.6 million and $237.9 million, respectively. As of December 31, 2023 and December 31, 2022, the Company did not consolidate any VIEs other than PWP OpCo.
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
Prepaid Expenses and Other Assets
Generally, prepaid expenses comprise the majority of Prepaid expenses and other assets on the Consolidated Statements of Financial Condition and represent upfront payments for various services, including subscriptions, cloud computing arrangements, software licenses and insurance, which are amortized over the life, related service period or policy. Income tax receivables are another substantial component of Prepaid expenses and other assets.
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
Goodwill and Intangible Assets
Goodwill is recorded for the excess of the fair value of consideration transferred over the fair value of identifiable net assets, including other intangibles, acquired at the time of an acquisition. Goodwill is periodically reviewed, and tested at least annually, for impairment, and when certain events or circumstances indicate impairment may exist. Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of an operating segment for which discrete financial information is available that is regularly reviewed by management. Intangible assets are derived from customer relationships, trade names and trademarks. Identifiable finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of ten years, reflecting the average time over which such intangible assets are expected to contribute to cash flow. The Company tests intangible assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.
Leases
The Company leases office space and certain office equipment, which are classified as operating leases. Right-of-use assets represent the Company’s right to use the underlying assets for their lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from these leases. Certain non-U.S. lease payments are variable as they are subject to change based on the prevailing applicable index. The Company does not recognize right-of-use assets and lease liabilities for short-term leases with a lease term of 12 months or less. The Company elected the practical expedient not to separate lease components and non-lease components in calculating the net present value of its lease payments; thus, the measurement of the right-of-use asset and corresponding lease obligation uses one single combined component. Lease expense is recognized on a straight-line basis over the lease term. The Company subleased certain portions its office space through October 2023 and such income was recognized on a straight-line basis over the term of the lease.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The implicit discount rates used to determine the present value of the Company’s leases are not readily determinable; thus, the Company uses its incremental borrowing rate to determine the present value of its lease payments. The determination of an appropriate incremental borrowing rate requires significant assumptions and judgement and is calculated based on multiple factors, including current market conditions, the Company’s credit rating, the terms of the Company’s recent debt issuances and/or current revolving credit facilities, and the expected lease term. The Company estimates the expected lease terms by assuming the exercise of renewal options and extensions where a significant penalty could be incurred and such renewal or extension is at the sole discretion of the Company. Certain lease agreements are secured by security deposits, which are reflected in Prepaid expenses and other assets on the Consolidated Statements of Financial Condition.
Income Taxes
Prior to the Business Combination, the Company operated as a partnership, and therefore, was generally not subject to U.S. federal and state corporate income taxes. Subsequent to the Business Combination, PWP is a corporation and is subject to U.S. federal and state corporate income taxes on its proportionate share of taxable income generated by the operating partnership, PWP OpCo, as well as any standalone income (or loss) generated at the PWP entity level. PWP OpCo is treated as a partnership, and as a result, taxable income (or loss) generated by PWP OpCo flows through to its limited partners, including PWP, and is generally not subject to U.S. federal or state income tax at the partnership level. Certain non-U.S. subsidiaries are subject to income taxes in their respective local jurisdictions.
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the financial reporting bases of assets and liabilities and their respective tax bases, using tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in Income tax expense (benefit) in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent on the amount, timing and character of the Company’s future taxable income. When evaluating the realizability of deferred tax assets, all evidence – both positive and negative – is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing taxable temporary differences and tax planning strategies.
The Company analyzes its tax positions for all U.S. federal, state and local and foreign tax jurisdictions where it is required to file income tax returns. The Company records unrecognized tax benefits based on whether it is more-likely-than-not that the uncertain tax position will be sustained based on the technical merits of the position. If it is determined that an uncertain tax position is more-likely-than-not to be sustained, the Company records the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income tax expense (benefit) on the Consolidated Statements of Operations.
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $(3.3) million, $6.8 million and $(0.2) million during the years ended December 31, 2023, 2022, and 2021, respectively, which are included in Other income (expense) on the Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and profit and loss activity is generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive loss on the Consolidated Statements of Changes in Equity.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Transaction-Related Advisory Services
The Company provides transaction-related advisory services to its clients to assist with corporate finance activities that include, but are not limited to, mergers and acquisitions, reorganizations, tender offers, leveraged buyouts, and the pricing of securities to be issued. In most circumstances, the Company considers the nature of the promises in its advisory contracts to comprise of a single performance obligation of providing advisory services to its clients. Although there may be many individual services provided in a typical contract, the individual services are not distinct within the context of the contract; rather the performance of these individual services helps to fulfill one overall performance obligation to deliver advisory services to the client.
The Company recognizes revenue from providing advisory services when or as its performance obligations are fulfilled. The majority of the Company’s advisory revenue is recognized over time since the Company provides most of its advisory services on an ongoing basis, which, for example, may include evaluating and selecting one of multiple strategies. During such engagements, the Company’s clients continuously benefit from the ongoing financial and strategic advice throughout the engagement. The fee structures often involve an “all or nothing” consideration amount and the associated fees are predominantly considered variable as they are often based on the ultimate transaction value or the outcome ultimately achieved and/or are susceptible to factors outside of the Company’s influence, such as third-party negotiations, regulatory approval, court approval, and shareholder votes. Accordingly, these fees are often constrained until substantially all services have been provided, specified conditions have been met and/or certain milestones have been achieved, and it is probable that a significant revenue reversal will not occur in a future period. Such determination of probability may require significant judgment. In some cases, a portion of the variable fees received may be deferred based on an estimate of the services remaining to be completed, if any (e.g., when announcement fees are earned but additional services are expected to be provided between transaction announcement and transaction close). The determination of when and to what extent to subsequently recognize deferred variable fees may require significant judgment, particularly when milestones are met near the end of a reporting period and in cases where additional services are expected to be provided subsequent to the achievement of the milestone. Certain fixed fees specified in the Company’s contracts, which may include upfront fees and retainers, are recognized on a systematic basis over the estimated period in which the related services are performed. Payments for transaction-related advisory services are generally due upon completion of a specified event or, for retainer fees, periodically over the course of the engagement.
Fairness Opinion Services
Although the Company usually provides fairness opinion services in conjunction with and in the same contract as other transaction-related advisory services, fairness opinion services are considered to be a separate performance obligation in such contracts because they could be obtained separately, and the Company is able to fulfill its promise to transfer transaction-related advisory services independent from its promise to provide fairness opinion services. The Company typically charges a separate, fixed fee associated with fairness opinion services that represents the standalone selling price of the fairness opinion services. The fee is recognized at the point in time that the fairness opinion is delivered at which time the client receives the benefit of the fairness opinion services.
Research, Trading, and Underwriting Services
The Company provides research on the energy and related industries and associated equity and commodity markets. The Company’s research clients continuously benefit from the research provided throughout arrangements between the Company and such clients, and, accordingly, over time revenue recognition matches the transfer of such benefits. Research clients compensate the Company via direct payment, trading commissions generated through the Company’s trading desk, or commission sharing agreements. As of January 2024, the Company closed its trading desk but will continue to be compensated for research services through direct payments and a commission sharing agreement.
Revenue associated with underwriting services includes management fees, selling concessions and underwriting fees attributable to public and private offerings of equity and debt securities. The nature of the Company’s underwriting services is raising capital on behalf of an issuer and therefore is typically accounted for as a single performance obligation. The Company recognizes underwriting revenue at a point in time, typically on the pricing date of the offering.
Contract Costs and Contract Balances
Incremental costs of obtaining a contract are expensed as incurred as such costs are generally not recoverable. Costs to fulfill contracts consist of out-of-pocket expenses that are part of performing transaction-related advisory services and are typically expensed as incurred as these costs are related to performance obligations that are satisfied over time. The Company is reimbursed by the client for certain of these out-of-pocket expenses, which are recognized over time and recorded within Revenues on the Consolidated Statements of Operations.

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
Interest Income
The Company typically earns interest on cash at banks and short-term investments, which is recorded on an accrual basis within Other income (expense) on the Consolidated Statements of Operations.
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
Non-Controlling Interests
For entities that are consolidated but not 100% owned, a portion of the income or loss and equity is allocated to holders of the non-controlling interest. The aggregate of the income or loss and corresponding equity that is owned by the holders of the non-controlling interest is included in non-controlling interest in the consolidated financial statements. Profits and losses of PWP OpCo are allocated to the non-controlling interests in proportion to their ownership interest regardless of their basis, with an exception for certain equity-based compensation expense which is fully attributed to non-controlling interests. Refer to Note 12—Equity-Based Compensation for further information.
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) attributable to Class A common shareholders by the weighted-average shares of Class A common stock outstanding without the consideration for potential dilutive securities. Diluted net income (loss) per share represents basic net income (loss) per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, warrants, and PWP OpCo Units that are exchangeable into shares of Class A common stock on a one-for-one basis. Diluted net income (loss) per share is computed by dividing the net income attributable to Class A common shareholders by the weighted-average number of shares of Class A common stock outstanding for the period determined using the treasury stock method and if-converted method, as applicable.
Contingencies and Litigation
The Company records loss contingencies if (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements; and (ii) the amount of loss can be reasonably estimated. If one or both criteria for accrual are not met, but there is at least a reasonable possibility that a loss will occur, no accrual for a loss contingency is recorded. However, the Company describes the contingency and provides detail, when possible, of the estimated potential loss or range of loss. If an estimate cannot be made, a statement to that effect is made. Costs incurred with defending matters are expensed as incurred. Accruals related to loss contingencies are recorded in Other income (expenses) on the Consolidated Statements of Operations.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of Net income (loss) and Other comprehensive income (loss). The Company’s Other comprehensive income (loss) is composed of foreign currency translation gains and losses.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements that had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends the guidance in Accounting Standards Codification (“ASC” or the “Codification”) Topic 280, Segment Reporting, to require enhanced disclosures about reportable segments on an annual and interim basis. The amendments will require disclosure of significant segment expenses, identification of the chief operating decision maker (“CODM”), and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 clarifies that an entity that has a single reportable segment is subject to all the disclosures required by the amendments and all existing segment disclosures in Topic 280. The amendments in ASU 2023-07 are effective for the Company beginning with the annual period ended December 31, 2024 and interim periods within the year ended December 31, 2025. The amendments are required to be applied retrospectively to all period presented and early adoption is permitted. The Company is currently assessing the impact of ASU 2023-07 and identifying the additional disclosures that will be required with regard to the Company’s single reportable segment.
In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends the guidance in ASC Topic 740, Income Taxes (“ASC 740”), to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 are effective for the Company beginning with the annual period ended December 31, 2025. The amendments are to be applied prospectively with both retrospective application and early adoption permitted. The Company is currently assessing the impact of ASU 2023-09 on its income tax disclosures.
Note 3—Business Combination
On June 24, 2021 (the date of the “Closing”), the Company consummated the Business Combination resulting in FTIV acquiring partnership interests in PWP OpCo, and PWP OpCo becoming jointly-owned by Perella Weinberg Partners, Professional Partners and existing partners as part of an Up-C structure. FTIV was renamed “Perella Weinberg Partners.” The Business Combination was treated as a reverse recapitalization transaction between entities under common control, whereby the carrying value of the net assets of FTIV were treated as an equity contribution with no incremental goodwill or intangible assets.
In connection with the consummation of the Business Combination, the following occurred:
•FTIV acquired newly-issued common units of PWP OpCo in exchange for $355.0 million in cash and 42,956,667 shares of Class A common stock. The cash contributed equated to $125.0 million in proceeds from certain private investors (the “PIPE Investment”) plus the outstanding cash balances and marketable securities held in a trust account of FTIV as of Closing;
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
•PWP OpCo repaid all of its indebtedness including $150.0 million of Convertible Notes and $27.7 million of the Revolving Credit Facility, both as defined in Note 10—Debt, as well as accrued interest and applicable premium, resulting in a loss on debt extinguishment of $39.4 million; and
•PWP OpCo redeemed PWP OpCo Units held by certain electing ILPs in the amount of $80.5 million and PWP OpCo Units held by certain electing former working partners in the amount of $28.6 million.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
In conjunction with the Business Combination, the Company incurred approximately $2.9 million in transaction expenses, which were recorded in Professional fees on the Consolidated Statements of Operations, as well as $27.6 million of offering costs which were offset against the proceeds of the Business Combination. The Business Combination resulted in an increase to the Company’s deferred tax assets, with a corresponding increase to the Amount due pursuant to tax receivable agreement, primarily related to a step-up in the tax basis of certain assets that will be recovered as those assets are amortized. The Company recognized warrant liabilities with a fair value of $22.9 million on the date of the Closing, and such warrants were subsequently exchanged for shares of the Company’s Class A common stock during the year ended December 31, 2022. Refer to Note 11—Stockholders’ Equity and Note 16—Related Party Transactions for additional information on the Business Combination and certain other related agreements.
Note 4—Revenue and Receivables from Contracts with Customers
The following table disaggregates the Company’s revenue between over time and point in time recognition:

	Year Ended December 31,
	2023	2022	2021
Over time	$609,598	$609,392	$749,067
Point in time	39,054	22,115	52,595
Total revenues	$648,652	$631,507	$801,662
Reimbursable expenses billed to clients were $6.2 million, $3.2 million, and $5.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Performance Obligations and Contract Balances
As of December 31, 2023, the aggregate amount of the transaction price, as defined in the Codification, allocated to performance obligations yet to be satisfied was $0.5 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services. The Company recognized revenue of $273.2 million, $333.2 million, and $313.2 million, respectively, during the years ended December 31, 2023, 2022, and 2021, related to performance obligations that were satisfied or partially satisfied in prior periods. These amounts were recognized upon the resolution of revenue constraints and uncertainties in the respective periods and were generally related to transaction-related advisory services.
As of December 31, 2023 and 2022, the Company recorded $0.9 million and $5.0 million, respectively, for contract liabilities which are presented within Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The Company recognized previously deferred revenue of $4.6 million, $5.6 million and $10.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, which was primarily related to transaction-related advisory services that are recognized over time.
Accounts Receivable and Allowance for Credit Losses
As of December 31, 2023 and 2022, $7.1 million and $5.1 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Consolidated Statements of Financial Condition. These amounts have been recognized as revenue in accordance with the Company’s revenue recognition policies but remain unbilled at the end of the period. As of December 31, 2023, certain accounts receivable in the aggregate amount of $17.3 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, $9.4 million was subsequently received after year end. As of December 31, 2022, certain accounts receivable in the aggregate amount of $28.4 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The allowance for credit losses activity for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Beginning Balance	$1,143	$1,851	$1,045
Bad debt expense	2,313	2,158	646
Write-offs	(1,383)	(2,834)	(551)
Recoveries	82	—	710
Foreign currency translation and other adjustments	43	(32)	1
Ending Balance	$2,198	$1,143	$1,851
Note 5—Leases
The Company leases office space and equipment under operating lease agreements. See summary below of significant new leases and lease modifications.
During the year ended December 31, 2022, the Company entered into certain significant lease agreements and amendments related to its New York, Los Angeles, and London office leases, which resulted in a combined $128.6 million increase to Lease liabilities and a corresponding increase to Right-of-use lease assets.
Other information as it relates to the Company’s operating leases is as follows:

	Year Ended December 31,
	2023	2022
Weighted-average discount rate - operating leases	4.7%	4.6%
Weighted-average remaining lease term - operating leases	14.3 years	14.9 years

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$20,558	$20,140	$19,006
Variable lease cost	3,788	2,550	4,716
Sublease income - operating leases	(502)	(682)	(2,957)
Total net lease cost	$23,844	$22,008	$20,765

Net cash outflows (inflows) on operating leases (1)	$(4,536)	$17,057	$19,858
__________________
(1)Presented net of lease incentives received, including landlord contributions to tenant improvements.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of December 31, 2023, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases
2024	$2,862
2025	18,740
2026	19,818
2027	18,980
2028	17,358
Thereafter	173,559
Total lease payments (1)	251,317
Less: Imputed Interest	(75,416)
Total lease liabilities	$175,901
__________________
(1)Total future lease payments are presented net of expected lease incentives, including landlord contributions to tenant improvements.
Note 6—Goodwill and Intangible Assets
In connection with a business combination in 2016, the Company recorded goodwill in the amount of $34.4 million. Based on the Company’s quantitative assessment for impairment, no goodwill impairment was recorded during the years ended December 31, 2023, 2022, and 2021.
The following table provides the detail of the Company’s intangible assets:

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(33,575)	$13,825
Trade names and trademarks	18,400	(13,033)	5,367
Total	$65,800	$(46,608)	$19,192

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(28,835)	$18,565
Trade names and trademarks	18,400	(11,193)	7,207
Total	$65,800	$(40,028)	$25,772
The intangible assets. amortized over an average useful life of 10 years, resulted in amortization expense of $6.6 million for each of the years ended December 31, 2023, 2022, and 2021, all of which is included in Depreciation and amortization on the Consolidated Statements of Operations. Amortization of intangible assets held at December 31, 2023 is expected to be $6.6 million for each of the years ending December 31, 2024 and 2025, and $6.0 million for the year ending December 31, 2026. These intangible assets will be fully amortized by November 30, 2026.
Note 7—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries. None of the Securities and Exchange Commission (“SEC”) regulated subsidiaries hold funds or securities for, or owe money or securities to, clients or carry accounts of or for clients, and as such are all exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of December 31, 2023 and 2022, all regulated subsidiaries were in excess of their applicable minimum capital requirements. As a result of the minimum capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 8—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Leasehold improvements	$79,719	$76,389
Furniture and fixtures	12,442	15,313
Equipment	22,522	21,382
Software	5,756	6,945
Total	120,439	120,029
Less: Accumulated depreciation and amortization	(26,787)	(71,639)
Fixed assets, net	$93,652	$48,390
Depreciation expense related to fixed assets was $7.8 million, $3.1 million, and $6.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. Amortization expense related to software costs was $0.3 million, $1.0 million, and $1.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. Leasehold improvement assets capitalized during the year ended December 31, 2023 were largely related to the renovation of the New York office space and relocation of the London office space. These capitalized costs were partially offset by the disposal of certain assets, substantially all of which were fully depreciated, related to the previous New York and London office space.
Note 9—Income Taxes
The Company’s operations are generally composed of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders. The Company is subject to certain foreign, state and local entity-level taxes (for example, the New York City Unincorporated Business Tax). These taxes have been reflected in the Company’s consolidated financial statements and allocated between the Company and the non-controlling interest holders. In addition, the Company is subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from PWP OpCo.
The Company’s income (loss) before income taxes is associated with activities in domestic and international jurisdictions, as follows:

	Year Ended December 31,
	2023	2022	2021
Domestic	$(104,348)	$(36,935)	$256
International	(8,472)	15,515	22,694
Income (loss) before income taxes	$(112,820)	$(21,420)	$22,950

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The components of Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2023	2022	2021
Current
Federal income tax	$433	$6,090	$6,500
State and local income tax	2,955	3,428	4,437
Foreign income tax	(2,298)	3,552	11,641
Total current income tax expense (benefit)	1,090	13,070	22,578
Deferred
Federal income tax	1,819	(2,554)	(1,462)
State and local income tax	(2,157)	(232)	(512)
Foreign income tax	(1,732)	43	(1,677)
Total deferred income tax expense (benefit)	(2,070)	(2,743)	(3,651)
Income tax expense (benefit)	$(980)	$10,327	$18,927
The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

	Year Ended December 31,
	2023	2022	2021
Expected income tax expense at the federal statutory rate	21.0%	21.0%	21.0%
Partnership income not subject to U.S. corporate income taxes	(10.6)%	(10.7)%	(21.4)%
Foreign income taxes, net of federal benefit	0.7%	(7.9)%	10.7%
State and local income taxes, net of federal benefit	(0.8)%	(12.5)%	15.7%
Non-deductible compensation expense	(10.6)%	(53.5)%	26.0%
Unrecognized tax benefits, net of federal benefit	1.8%	5.3%	26.7%
Change in fair value of warrant liabilities	—%	7.5%	2.1%
Other, net	(0.6)%	2.6%	1.7%
Effective income tax rate	0.9%	(48.2)%	82.5%
The Company’s effective income tax rate is dependent on many factors, including the amount of income subject to tax. Consequently, the effective income tax rate can vary from period to period. The Company was not subject to U.S. federal or state corporate income taxes prior to the Business Combination.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The significant components of deferred tax assets and liabilities included on the Company’s Consolidated Statements of Financial Condition are as follows:

	December 31,
	2023	2022
Deferred tax asset
Step-up in tax basis in PWP OpCo assets	$32,649	$24,387
Operating lease liabilities	31,645	27,977
RSU amortization	18,825	9,510
Deferred compensation	1,145	1,758
Other	2,955	2,666
Deferred tax assets before valuation allowance	87,219	66,298
Valuation allowance	(1,510)	(743)
Total deferred tax assets	85,709	65,555
Deferred tax liability
Operating right-of-use lease assets	(27,227)	(26,956)
Intangible assets	(2,037)	(2,600)
Fixed assets	(7,818)	(1,522)
Anticipatory foreign tax credit	$(2,170)	(1,268)
Other	(705)	(115)
Total deferred tax liabilities	(39,957)	(32,461)
Deferred tax asset, net (1)	$45,752	$33,094
__________________
(1)Pursuant to the netting requirements of ASC 740, $0.7 million of deferred tax liabilities are presented within Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of December 31, 2023.
The Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. As of December 31, 2023, the Company recorded a full valuation allowance of $1.5 million related to tax credits and capital losses that the Company does not expect to realize. As of December 31, 2022, a $0.7 million full valuation allowance was recognized related to tax credits. No deferred tax asset has been recorded for the excess tax over book outside basis difference related to the Company’s investment in PWP OpCo as the deferred tax asset is not expected to reverse. The Company believes it is more-likely-than-not that the remaining net deferred tax asset recorded as of December 31, 2023 will be recovered in the future based on all available positive and negative evidence.
For the years ended December 31, 2023 and 2022, the Company recorded an increase to the deferred tax asset of $9.9 million and $9.5 million, respectively, related to the step-up in tax basis of PWP OpCo assets in connection with the exchanges of PWP OpCo units for shares of Class A common stock during each year. In connection with the step-up in tax basis generated from the exchanges, the Company increased the Amount due pursuant to tax receivable agreement on the Consolidated Statements of Financial Condition by $8.4 million and $8.9 million for the years ended December 31, 2023 and 2022, respectively. The remaining tax benefit is allocable to the Company and is recorded within additional paid-in-capital.
The Company does not have excess book over tax basis in its foreign investments and has therefore not provided a deferred tax liability with respect to an outside basis difference in its investment in foreign subsidiaries.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
A reconciliation of the changes in tax positions for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
Beginning unrecognized tax benefit	$5,628	$6,138	$—
Additions for tax positions of prior years	366	—	1,574
Reductions for tax positions of prior years	(2,944)	(184)	—
Additions for tax positions of current year	506	—	4,564
Foreign currency translation	148	(326)	—
Ending unrecognized tax benefit	$3,704	$5,628	$6,138
The Company classifies interest relating to tax matters and tax penalties as components of Income tax expense (benefit) on its Consolidated Statements of Operations. As of December 31, 2023 and 2022, there were $2.8 million and $4.7 million, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. For the years ended December 31, 2023 and 2022, $0.4 million and $0.2 million, respectively, of interest or penalties were recognized with respect to unrecognized tax benefits. No interest or penalties were recognized for the year ended December 31, 2021.
The Company is subject to taxation in the United States and various state, local and foreign jurisdictions. As of December 31, 2023, the Company is not generally subject to examination by the tax authorities in these jurisdictions for years before 2018.
Note 10—Debt
As of December 31, 2023 and 2022, the Company had no outstanding debt. The Company has a revolving credit facility (the “Revolving Credit Facility”) through a credit agreement with Cadence Bank, N.A. (“Cadence Bank”), dated November 30, 2016 (as amended, the “Credit Agreement”), with an available line of credit of $50.0 million, up to $20.0 million of available incremental revolving commitments, and a maturity date of July 1, 2025. The Company incurred $1.8 million in issuance costs related to the Credit Agreement, which are being amortized as interest expense using the effective interest method over the life of the Revolving Credit Facility. Unamortized debt issuance costs of $0.2 million and $0.4 million, as of December 31, 2023 and December 31, 2022, respectively, are reported within Prepaid expenses and other assets on the Consolidated Statements of Financial Position. On June 30, 2023, the Credit Agreement was amended to provide for Term SOFR as the replacement benchmark rate for LIBOR, such that future SOFR-based loans will accrue interest at Term SOFR plus (i) a 0.10%-0.25% per annum spread based on interest payment frequency (with an adjusted Term SOFR floor of 0.25%) and (ii) a fixed rate of 2.00% per annum. The Company is also charged a quarterly commitment fee of 0.25% on any unused portion of the line of credit, which is included within Interest expense on the Consolidated Statements of Operations.
Upon consummation of the Business Combination, the Company repaid all of the then-outstanding borrowings under the Credit Agreement, which included $27.7 million of principal plus accrued and unpaid interest. For the period prior to the Business Combination from January 1, 2021 through June 24, 2021, the weighted average interest rate for the Revolving Credit Facility was 2.62% and the effective interest rate of the Revolving Credit Facility taking into account issuance costs was 3.73%.
Upon consummation of the Business Combination, the Company redeemed its 7.0% subordinated unsecured convertible notes (the “Convertible Notes”) for $161.6 million, which included the total outstanding $150.0 million aggregate principal, an applicable premium for certain redeeming noteholders, and accrued and unpaid interest. The Company recognized a $39.4 million loss on extinguishment of the Convertible Notes due to the premium paid and write-off of unamortized debt discount and issuance costs. For the period prior to the Business Combination from January 1, 2021 through June 24, 2021, the effective interest rate of the Convertible Notes was 11.95% and the aggregate interest expense related to the Convertible Notes was $6.9 million.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 11—Stockholders’ Equity
Common Stock and Preferred Stock
Holders of Class A common stock are entitled to one vote for each share on all matters submitted to the stockholders for their vote or approval. The Company has two classes of Class B common stock: Class B-1 common stock and Class B-2 common stock. Each share of Class B-1 common stock, held by VoteCo Professionals subsequent to the Division, is entitled to ten votes per share for so long as Professional Partners or its Limited Partners as of the date of Closing or its or their respective successors or assigns maintain, directly or indirectly, ownership of PWP OpCo Units that represent at least ten percent (10%) of the Company’s issued and outstanding Class A common stock (calculated, without duplication, on the basis that all issued and outstanding PWP OpCo Units not held by the Company or its subsidiaries had been exchanged for Class A common stock) (the “Class B Condition”). After the Class B Condition ceases to be satisfied, each share of Class B-1 common stock is entitled to one vote. Each share of Class B-2 common stock, held by the ILPs, is entitled to one vote per share.
The Company currently does not have any preferred stock issued and outstanding, but the Board of Directors maintains the right to establish preferred stock in the future.
Dividends and Distributions
Holders of Class A and Class B common stock are entitled to receive ratably, in proportion to the number of shares held, dividends and other distributions when declared, with holders of Class B common stock entitled to receive an amount equal to such dividends or other distributions as would be made on 0.001 shares of Class A common stock. During the years ended December 31, 2023 and 2022, the Company’s Board of Directors declared cash dividends of $0.28 per share of Class A common stock totaling $19.3 million and $17.9 million, respectively, including dividends paid, accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards (as defined in Note 12—Equity-Based Compensation). Dividends on Class B common stock (equal to the amount of dividends declared on 0.001 shares of Class A common stock) are included in the aforementioned total dividends declared.
In accordance with the Amended and Restated Agreement of Limited Partnership of PWP OpCo (as amended, restated, modified or supplemented from time to time, the “PWP OpCo LPA”), the Company uses best efforts to make sufficient quarterly cash distributions to the holders of the PWP OpCo Units (the “PWP OpCo Unitholders”) to fund their tax obligations in respect of the income of PWP OpCo that is allocated to them.
Share Repurchase Program
On February 16, 2022, the Company’s Board of Directors initially approved a stock repurchase program and the authorized amount under such program was increased on February 8, 2023 such that the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock. The 11,920,699 shares purchased since inception of the share repurchase program through December 31, 2023 were purchased at an average price per share of $7.65.
Non-Controlling Interests
Non-controlling interests represents the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. As of December 31, 2023 and 2022, Professional Partners and the ILPs collectively own 41,589,339 and 44,563,877 PWP OpCo Units, respectively, which represent a 48.2% and 51.6% non-controlling ownership interest in PWP OpCo, respectively. These PWP OpCo Units are exchangeable into PWP Class A common stock on a one-for-one basis. See further discussion of exchange rights and exchange activity below.
Sponsor Share Surrender and Share Restriction Agreement
Pursuant to a Sponsor Share Surrender and Share Restriction Agreement executed concurrently with the Business Combination Agreement among FinTech Masala Advisors, LLC and FinTech Investor Holdings IV, LLC (together, the “Sponsor”), the Company, and certain other parties (as amended, the “Surrender Agreement”), certain founder shares held by the Sponsor and its members are subject to transfer restrictions that lapse in tranches based on share price targets or the 10 year anniversary of the Closing, whichever occurs first. Further, if, prior to the fourth anniversary of the Closing, the Company’s Class A common stock reaches a closing share price of greater than $12.00 per share or $15.00 per share for a specified number of trading days, the Surrender Agreement gives the Company the right to purchase from the Sponsor up to an aggregate of 1,000,000 shares per price target for a purchase price of $12.00 per share or $15.00 per share, respectively. On August 9, 2021, the Company repurchased 1,000,000 founder shares from the Sponsor at a purchase price of $12.00 per share for a total purchase price of $12.0 million. The share repurchase was recorded to Treasury stock, at cost, on our Consolidated Statements of Financial Condition. As of December 31, 2023, 1,000,000 founder shares retained by the Sponsor and 1,738,680 of founder shares distributed to its members remain subject to the aforementioned transfer restrictions.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Stockholder Agreement
A Stockholders Agreement between PWP and Professional Partners (the “Stockholders Agreement”) allows Professional Partners (including its successors (by merger, division or otherwise) and assigns) to maintain control over the Company’s significant corporate transactions even if it holds less than a majority of the combined total voting power of the Class A and Class B common stock. The Stockholders Agreement was allocated to VoteCo Professionals in connection with the Division, and will terminate once Professional Partners or its limited partners no longer hold PWP OpCo Units that (assuming such units were fully exchanged for Class A common stock) represent at least five percent of the Company’s outstanding Class A common stock.
Exchange Rights
PWP OpCo Unitholders (other than the Company) may exchange their units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock (at the Company’s option). Concurrently with an exchange, such PWP OpCo Unitholder is required to surrender shares of Class B common for additional shares of Class A common stock or cash (at the Company’s option) at a conversion rate of 0.001. Working partners are restricted in their ability to exchange PWP OpCo Units for a period between three to five years after the Closing. PWP GP may waive, and in certain cases has waived, the foregoing restrictions for any holder with respect to all or a portion of such holder’s units, with no obligation to do so for any other holder. For the years ended December 31, 2023 and 2022, the Company settled exchanges of certain PWP OpCo Units and certain shares of Class B common stock for 2,977,506 and 2,093,874 shares of Class A common stock, respectively. The exchanges created a step-up in tax basis for which the Company recorded an increase in Deferred tax assets, net, Amounts due pursuant to tax receivable agreement, and Additional paid-in-capital. On January 21, 2022, an exchange was settled through a follow-on public offering of 3,502,033 shares of Class A common stock (the “Offering”) with deferred offering costs of $1.3 million netted against the proceeds of the Offering in Additional paid-in-capital on the Consolidated Statements of Financial Condition.
Warrants Exchange Offer
On August 23, 2022, the Company concluded an offer to holders of its then-outstanding warrants which provided the opportunity to receive shares of the Company’s Class A common stock in exchange for warrants tendered. This offer coincided with a solicitation of consents from holders of the public warrants to amend the warrant agreement (together, the “Warrant Exchange Offer”). As a result of the Warrant Exchange Offer, all public and private warrants were exchanged, collectively, for 1,565,948 shares of the Company’s Class A common stock, with a minimal cash settlement in lieu of partial shares. No public or private warrants remained outstanding after the Warrant Exchange Offer. The Company incurred $1.3 million of costs directly related to the Warrant Exchange Offer, which were recorded in Professional fees on the Consolidated Statements of Operations. Prior to the Warrant Exchange Offer, the warrants were recognized as liabilities with changes in fair value presented within Change in fair value of warrant liabilities on the Consolidated Statements of Operations.
Note 12—Equity-Based Compensation
PWP Omnibus Incentive Plan Awards
Concurrent with the Business Combination, the Company adopted the Perella Weinberg Partners 2021 Omnibus Incentive Plan (the “PWP Incentive Plan”), which establishes a plan for the granting of various forms of incentive compensation awards, including restricted stock units (“RSUs”) and performance restricted stock units (“PSUs”), measured by reference to PWP Class A common stock (“PWP Incentive Plan Awards”). The PWP Incentive Plan established a reserve for a one-time grant of awards in connection with the Business Combination as well as a reserve for general purpose grants (the “General Share Reserve”). Grantees have rights to dividends declared during the vesting period and receive such dividends only upon vesting in the form of cash or dividend equivalent units. The Company uses newly issued shares of Class A common stock to satisfy vested awards, with the exception of shares issued out of treasury stock for vested awards (and related dividend equivalent units) held by French employees. Pursuant to the PWP Incentive Plan, the number of shares of Class A common stock reserved for issuance from the General Share Reserve increases each year. As of December 31, 2023, 5,234,422 total shares remained reserved and available for future issuance.
Business Combination Awards
During the third quarter of 2021, in connection with the Business Combination, the Company granted awards in the form of (a) RSUs that vest upon the achievement of service conditions (“Transaction RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions, including certain long-term incentive awards granted to management (“Transaction PSUs”).

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table summarizes the activity related to the Transaction RSUs and Transaction PSUs during the year ended December 31, 2023:

	Transaction RSUs		Transaction PSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2023	2,589,976	$13.97	12,076,297	$10.36
Granted (1)	15,438	$13.97	29,322	$12.74
Vested	(1,048,875)	$13.97	(19,536)	$13.53
Modified	1,650,000	$9.55	(1,650,000)	$9.55
Forfeited	(198,011)	$13.97	(35,928)	$12.74
Balance at December 31, 2023	3,008,528	$11.55	10,400,155	$10.48
__________________
(1)After the Business Combination, grants of Transaction RSUs and Transaction PSUs include only dividend equivalent units that have been awarded in the form of additional units that were granted from the General Share Reserve.
The Transaction RSUs generally vest in equal annual installments over the requisite service period of three years. The weighted-average grant date fair value of the Transaction RSUs granted during the year ended December 31, 2021 was $13.97 per award, which was based on the PWP stock price on the date of grant. The total fair value of Transaction RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $10.9 million, $16.2 million, and $20.1 million, respectively. As of December 31, 2023, total unrecognized compensation expense related to unvested Transaction RSUs was $23.2 million, which is expected to be recognized over a weighted average period of 1.4 years.
The service condition requirement with respect to the Transaction PSUs is generally satisfied over three to five years. The market condition requirement is satisfied in various increments upon the shares of Class A common stock achieving closing prices ranging from $12 to $30. As of December 31, 2023, the $12 and $13.50 price targets were satisfied. The weighted-average grant date fair value of the Transaction PSUs granted during the year ended December 31, 2021 was $10.36 per award. The Company estimated the fair value of the Transaction PSUs on the grant date using a Monte-Carlo simulation valuation model with the following assumptions and ranges of assumptions:

Risk-free interest rate	0.8% - 0.9%
Dividend yield	2.0%
Volatility factor (1)	32.4% - 32.9%
________________
(1)Based on historical peer company volatility.
The total fair value of Transaction PSUs that vested during the years ended December 31, 2023, 2022, and 2021 was nominal. During the year ended December 31, 2023, the Company modified certain Transaction PSUs held by one employee to remove the market conditions, which resulted in a modification of the awards under ASC Topic 718, Compensation—Stock Compensation. Incremental compensation cost of $10.2 million related to the modification will be recognized over the remaining requisite service period. As of December 31, 2023, total unrecognized compensation expense related to unvested Transaction PSUs was $40.7 million, which is expected to be recognized over a weighted average period of 2.0 years.
General Awards
The Company grants units from the General Share Reserve from time to time in the ordinary course of business in the form of (a) RSUs that vest upon the achievement of service conditions (“General RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions (“General PSUs”).

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table summarizes the activity related to the General RSUs and General PSUs during the year ended December 31, 2023:

	General RSUs		General PSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2023	7,144,227	$10.10	—	$—
Granted (1)	8,262,760	$10.23	1,000,000	$6.02
Vested	(2,850,542)	$10.16	—	$—
Forfeited	(309,503)	$10.34	—	$—
Balance at December 31, 2023	12,246,942	$10.17	1,000,000	$6.02
__________________
(1)Includes dividend equivalent units that have been awarded in the form of additional General RSUs that were granted from the General Share Reserve.
General RSUs vest over a requisite service period, which is generally one to three years. The weighted-average grant date fair value of the General RSUs granted during the years ended December 31, 2022 and 2021 was $9.82 and $13.76 per award, respectively, which was based on the PWP stock price on the date of grant. The total fair value of General RSUs that vested during the years ended December 31, 2023 and 2022 was $28.9 million and $6.5 million, respectively, and a nominal amount for the year ended December 31, 2021. As of December 31, 2023, total unrecognized compensation expense related to unvested General RSUs was $73.3 million, which is expected to be recognized over a weighted average period of 1.9 years.
During the year ended December 31, 2023, the Company made a grant of General PSUs with a service condition requirement satisfied over three to five years and a market condition requirement satisfied in various increments upon the shares of Class A common stock achieving closing prices ranging from $15 to $30. No General PSUs have vested to date. As of December 31, 2023, total unrecognized compensation expense related to unvested General PSUs was $4.7 million, which is expected to be recognized over a weighted average period of 3.2 years. The Company estimated the fair value of the General PSUs on the grant date using a Monte-Carlo simulation valuation model with the following assumptions:

Risk-free interest rate	4.07%
Dividend yield	2.72%
Volatility factor (1)	34.93%
________________
(1)Based on historical peer company volatility.
Legacy Awards and Professional Partners Awards
Prior to the Business Combination, Professional Partners granted certain equity-based awards to partners providing services to PWP OpCo (the “Legacy Awards”). In connection with the Business Combination and a related internal reorganization of Professional Partners, existing Legacy Awards were canceled and replaced by converting each limited partner’s capital interests in Professional Partners attributable to PWP OpCo into fully vested capital units and/or unvested capital units subject to a three to five-year requisite service period (units subject to service requirements are referred to herein as the “Professional Partners Awards”). Subsequent to the Division, such capital units are held in AdCo Professionals. Fully vested Professional Partners Awards are exchangeable for Class A common stock of PWP on a one-for-one basis. The vesting of Professional Partners Awards does not dilute Perella Weinberg Partners shareholders relative to AdCo Professionals as AdCo Professionals’ interest in PWP OpCo does not change as a result of granting those equity awards to its working partners. As a result, all of the compensation expense and corresponding capital contribution associated with the Professional Partners Awards and Legacy Awards is allocated to non-controlling interests on the Consolidated Statements of Operations and Consolidated Statements of Financial Condition.
The Company accounted for the cancellation of the Legacy Awards and concurrent grant of Professional Partners Awards as a modification of the Legacy Awards. The $301.5 million incremental fair value of the Professional Partners Awards is amortized over the requisite service period and was based on the closing price of PWP Class A common stock on the date of grant. The unrecognized cost associated with the Legacy Awards was amortized over its original vesting schedule and such awards were fully amortized as of September 30, 2023.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
On August 31, 2021, certain Professional Partner Awards held by French partners were canceled and replaced with an equal number of Transaction PSUs, which was treated as a modification resulting in no incremental compensation cost. The canceled Professional Partner Awards were reallocated to certain other working partners as new grants with a fair value of $11.5 million. The grant date fair value of these awards is amortized over the requisite service period and was based on the closing price of PWP Class A common stock on the date of grant.
As of December 31, 2023, total unrecognized compensation expense related to unvested Professional Partners Awards was $130.5 million, which is expected to be recognized over a weighted average period of 2.4 years.
Expense Recognition
The following table presents the expense related to equity-based awards that were recorded in Professional fees and components of Equity-based compensation included on the Consolidated Statements of Operations:

	Year Ended December 31,
	2023	2022	2021
Professional fees
PWP Incentive Plan Awards	$2,089	$2,262	$703

Equity-based compensation
PWP Incentive Plan Awards	$104,159	$79,542	$44,891
Legacy Awards (1)	9,674	13,241	19,105
Professional Partners Awards (1)	68,542	61,375	32,334
Total Equity-based compensation	$182,375	$154,158	$96,330

Income tax benefit of equity-based awards	$14,485	$10,332	$4,901
_________________
(1)The vesting of these awards does not dilute Perella Weinberg Partners shareholders relative to AdCo Professionals. As such the related equity-based compensation expense is fully attributed to non-controlling interests.
Note 13—Other Compensation and Benefits
Compensation and benefits expense consists of salaries, bonuses (discretionary awards and guaranteed amounts), severance, deferred compensation, as well as payroll and related taxes and benefits for the Company’s employees. In all instances, compensation expense is accrued over the requisite service period.
Deferred Compensation Programs
From time to time, the Company has offered various deferred compensation plans to certain employees. As of December 31, 2023, no deferred compensation liabilities remained outstanding, and as of December 31, 2022, the Company had outstanding deferred compensation of $2.9 million presented within Accrued compensation and benefits on the Consolidated Statements of Financial Condition. During the years ended December 31, 2023 and 2022, $2.9 million and $8.5 million was settled, of which $1.5 million and $2.6 million was settled through a reduction of certain partners’ outstanding promissory notes and interest receivable. Refer to Note 16—Related Party Transactions for more information. During the year ended December 31, 2021, the Company cash settled $7.1 million of deferred compensation liabilities. There were no forfeitures during the years ended December 31, 2023, 2022, and 2021. Compensation expense related to deferred compensation plans was nominal for the years ended December 31, 2023 and 2022, and $1.1 million for the year ended December 31, 2021. Amounts are presented within Compensation and benefits on the Consolidated Statements of Operations.
Benefit Plans
Certain employees participate in employee benefit plans, which consists of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code, (ii) a U.K. pension scheme for U.K. employees and (iii) a German pension plan for employees in Germany. For the years ended December 31, 2023, 2022, and 2021, expenses related to the Company’s employee benefit plans were $6.7 million, $5.8 million, and $5.0 million, respectively, and are included in Compensation and benefits on the Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Business Realignment
During the second quarter of 2023, the Company began a review of the business, which resulted in headcount reductions in order to improve compensation alignment and to provide greater flexibility to advance strategic opportunities (the “Business Realignment”). In conjunction with the Business Realignment and for the year ended December 31, 2023, the Company incurred expenses related to separation and transition benefits of $22.2 million, and the acceleration of equity-based compensation amortization (net of forfeitures) of $15.1 million. Such amounts are presented in Compensation and benefits and Equity-based compensation on the Consolidated Statements of Operations, respectively. The Company made payments of $9.1 million during the year ended December 31, 2023, and as of December 31, 2023, Accrued compensation and benefits on the Consolidated Statements of Financial Condition included $12.5 million related to the Business Realignment. Approximately $3.2 million of additional expense is expected to be incurred during the first quarter of 2024. This estimate is based on certain assumptions, and actual results may differ materially if unanticipated costs are incurred related to the Business Realignment.
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
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Year Ended December 31,		For the period from June 24, 2021 through December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$(17,223)	$17,878	$(9,421)
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	(97,775)	(59,197)	(51,904)
Net income (loss) attributable to Perella Weinberg Partners – diluted	$(114,998)	$(41,319)	$(61,325)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	43,273,939	43,837,640	42,595,712
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	43,505,113	45,917,992	50,154,199
Weighted average shares of Class A common stock outstanding – diluted	86,779,052	89,755,632	92,749,911
Net income (loss) per share attributable to Class A common shareholders
Basic	$(0.40)	$0.41	$(0.22)
Diluted	$(1.33)	$(0.46)	$(0.66)
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
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Year Ended December 31,		For the period from June 24, 2021 through December 31,
	2023	2022	2021
Warrants (1)	n/a	—	1,029,210
PWP Incentive Plan Awards	2,186,189	369,413	275,453
Total	2,186,189	369,413	1,304,663
__________________
(1)    Prior to the Warrant Exchange Offer on August 23, 2022, the warrants were out-of-the-money which resulted in no potentially dilutive shares under the treasury stock method. For the year ended December 31, 2023, the warrants were not outstanding, and thus they are not applicable. Refer to Note 11—Stockholders’ Equity for further information regarding the Warrant Exchange Offer.
Note 15—Fair Value Measurements and Investments
Fair value is generally based on quoted prices; however, if quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of instrument, the characteristics specific to the instrument and the state of the marketplace (including the existence and transparency of transactions between market participants). Financial instruments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which level within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the instrument.
As of December 31, 2023 and 2022, the fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that are measured on a recurring basis pursuant to the above fair value hierarchy levels as of December 31, 2023 and 2022:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial asset
U.S. Treasury securities(1)	$91,174	$—	$—	$91,174

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets
U.S. Treasury securities(2)	$—	$140,110	$—	$140,110
Cash surrender value of company-owned life insurance	—	488	—	488
Total financial assets	$—	$140,598	$—	$140,598
__________________
(1)    Consists of U.S. Treasury bills and notes that mature on various dates in January 2024
(2)    Consists of U.S. Treasury notes that matured on January 31, 2023.
The Company had no transfers between fair value levels during each of the years ended December 31, 2023 and 2022.
The Company’s investment in U.S. Treasury securities is presented within Investments in short-term marketable debt securities on the Consolidated Statements of Financial Condition, and the aggregate cost basis of the investment was $89.3 million and $139.2 million as of December 31, 2023 and December 31, 2022, respectively. The Company had net realized and unrealized gains (losses) on these investments of $2.7 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively. The cash surrender value of company-owned life insurance was included in Prepaid expenses and other assets on the Consolidated Statements of Financial Condition at the amount that could be realized under the contract as of December 31, 2022, which approximated fair value. The final cash distribution from the policy was received during the year ended December 31, 2023.
On December 13, 2022, the Company wrote off its equity method investment in PFAC Holdings I LLC (“PFAC Holdings”), an indirect parent of PWP Forward Acquisition Corp. I (“PFAC”), a special purpose acquisition company. During the year ended December 31, 2022, the Company recorded a $1.3 million net loss from its share of PFAC earnings net of the investment write off, and during the year ended December 31, 2021, the Company recorded a $0.4 million net gain from its share of PFAC earnings. Such amounts are reported in Other income (expense) on the Consolidated Statements of Operations.
Note 16—Related Party Transactions
PWP Capital Holdings LP
On February 28, 2019, a reorganization of the existing investment banking advisory and asset management businesses of PWP Holdings LP was effected which resulted in the spin-off of its asset management business (the “Separation”). PWP Holdings LP was divided into (i) PWP OpCo, which holds the former advisory business and (ii) PWP Capital Holdings LP (“Capital Holdings”), which holds the former asset management business. In connection with the Separation, the Company entered into a transition services agreement (the “TSA”) with Capital Holdings under which the Company agreed to provide certain administrative services to Capital Holdings. The TSA was terminated as of January 1, 2024. The Company also subleased certain portions of its office space to Capital Holdings through October 2023. Amounts due from Capital Holdings are reflected as Due from related parties on the Consolidated Statements of Financial Condition.
Separately, Capital Holdings entered into an arrangement with certain employees of the Company, including members of management, related to services provided directly to Capital Holdings. With respect to services provided to Capital Holdings, the amounts paid and payable to such employees now and in the future are recognized by Capital Holdings. All compensation related to services these employees provide to the Company are included in Compensation and benefits on the Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table shows the components of income from Capital Holdings reported within Related party income on the Consolidated Statements of Operations for the periods presented.

	Year Ended December 31,
	2023	2022	2021
TSA income – Compensation related	$363	$888	$3,165
TSA income – Non-compensation related	67	1,120	659
Sublease income	502	682	2,957
Total income from PWP Capital Holdings LP	$932	$2,690	$6,781
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and ILPs that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of December 31, 2023, the Company had an amount due of $30.9 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date and is reported within Amount due pursuant to tax receivable agreement on the Consolidated Statements of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which are exclusive of potential payments in respect of future exchanges and may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
2024	$1,105
2025	1,426
2026	1,697
2027	1,739
2028	1,774
Thereafter	23,187
Total payments	$30,928
Partner Promissory Notes and Other Partner Loans
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at an annual rate equal to the Federal Mid-Term Rate on an annual basis. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will and are primarily secured by the partner’s equity interests in PWP OpCo or one of its affiliates. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Consolidated Statements of Financial Condition in the amounts of $2.1 million and $3.5 million as of December 31, 2023 and 2022, respectively.
In November 2021, PWP OpCo agreed to provide loans to certain partners. As of December 31, 2023 and 2022, $3.5 million and $3.4 million, respectively of outstanding loans to certain partners and related interest receivable are recognized in Due from related parties on the Consolidated Statements of Financial Condition.

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
During the year ended December 31, 2021, the Company earned an advisory fee of $0.6 million from PFAC, a subsidiary of an equity method investee. On December 13, 2022, PFAC was dissolved and the Company wrote off its equity method investment.
During the year ended December 31, 2021, the Company earned $3.1 million in advisory fees from entities controlled by a member of the Board of Directors, which are included in Revenues on the Consolidated Statements of Operations.
The Company’s U.K. subsidiary, Perella Weinberg UK Limited, as well as Professional Partners (and its successors, by division, merger or otherwise) and certain partners (including one partner who serves as a Company director and president) are party to a reimbursement agreement, pursuant to which such partners directed Professional Partners (and its successors, by division, merger or otherwise) to pay distributions related to certain of their Professional Partners Awards first to a subsidiary of the Company, so that the subsidiary can make employment income tax payments on such distributions to the appropriate non-U.S. authorities.
Note 17—Commitments and Contingencies
Loan Guarantees
As of December 31, 2023, the Company had no outstanding loan guarantees. Prior to December 31, 2023, the Company unconditionally guaranteed certain of its partners’ loans with First Republic Bank (“Lender”) whereby it promised to pay the Lender upon the occurrence of a default event. The total guarantees related to partners was $1.6 million as of December 31, 2022, and no loans were in default.
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of December 31, 2023 and 2022, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and, after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the consolidated financial statements of the Company as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022, and 2021.
On October 20, 2015, Professionals GP, PWP MC LP, PWP Equity I LP and Perella Weinberg Partners Group LP (collectively, the “PWP Plaintiffs”), filed a complaint against Michael A. Kramer, Derron S. Slonecker, Joshua S. Scherer, Adam W. Verost (collectively, the “Individual Defendants”) and Ducera Partners LLC (together with the Individual Defendants, the “Defendants”) in New York Supreme Court, Commercial Division (the “Court”). The complaint alleges that the Individual Defendants, three former partners and one former employee of the PWP Plaintiffs, entered into a scheme while at PWP to lift out the PWP Plaintiffs’ restructuring group to form a new competing firm that they were secretly forming in breach of their contractual and fiduciary duties to the PWP Plaintiffs. The complaint contains 14 causes of action, and seeks declaratory relief as well as damages resulting from the Individual Defendants’ contractual and fiduciary breaches and from Defendants’ unfair competition and tortious interference with the PWP Plaintiffs’ contracts and client relationships.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
On November 9, 2015, the Defendants filed an Answer, Counterclaims, Cross-claims and a Third-Party Complaint, which contained 14 causes of action. On July 17, 2016, the Court issued a decision, dismissing half of the Defendants’ -claims with prejudice. On August 18, 2016, the Defendants filed an Amended Answer, Counterclaims, Cross-claims and Third-Party Complaint, with seven counterclaims and cross-claims to the New York Appellate Division, First Department (the “First Department”). On August 29, 2017, the First Department issued a decision denying the Defendants’ appeal other than allowing one Defendant to proceed with his breach of fiduciary duty counterclaim. On October 27, 2017, the Defendants moved the First Department for leave to appeal its decision to the New York Court of Appeals. On December 28, 2017, the First Department denied the Defendants’ motion for leave. On April 24, 2018, the Defendants filed a Second Amended Answer, Counterclaims, Cross-claims and Third-Party Complaint, which contains eight counterclaims and cross-claims. Defendants are seeking declaratory relief and damages of no less than $60.0 million, as well as statutory interest. In addition, on January 19, 2022, Defendants filed a motion for leave to renew their New York Labor Law counterclaim that the Court dismissed in 2016. On June 30, 2023, the Court issued a decision denying Defendants’ motion for leave. On January 29, 2024, Defendants filed an opening brief in the First Department appealing the June 30, 2023 decision denying their motion for leave.
After the completion of discovery, both the PWP Plaintiffs and the Defendants subsequently moved for summary judgment. On March 20, 2020 the parties completed briefing of their respective motions (the “Summary Judgment Decision”). The Court granted the PWP Plaintiffs motion with respect to the restrictive covenants in the PWP Plantiffs’ agreements, finding that they are valid and enforceable, and otherwise denied the motion. The Court denied Defendants’ motion in its entirety. On July 25, 2023, Defendants filed a notice of appeal of the Summary Judgment Decision.
The Court has set trial for April 29, 2024 through May 21, 2024. A final pre-trial conference has been set for April 24, 2024.
We believe that our 14 causes of action are meritorious. Further, we believe that we have substantial meritorious defenses to Defendants’ remaining counterclaims and cross-claims and plan to vigorously contest them. Litigation, however, can be uncertain and there can be no assurance that any judgment for one or more of the Defendants or other outcome of the case would not have a material adverse effect on us. Additionally, even if we prevail in the litigation and are awarded damages, we do not know if we will be able to fully collect on any judgment against any or all Defendants.
During the years ended December 31, 2023, 2022, and 2021, the Company incurred $2.1 million, $0.6 million, and $1.1 million, respectively, in legal and professional fees, net of expected insurance reimbursement, related to this litigation. These litigation costs are included in Professional fees on the Consolidated Statements of Operations.

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
There was no individual client that accounted for more than 10% of aggregate revenues for the years ended December 31, 2023, 2022, and 2021. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Year Ended December 31,
	2023	2022	2021
Revenues
United States	$530,284	$477,990	$659,947
International	118,368	153,517	141,715
Total	$648,652	$631,507	$801,662

	December 31,
	2023	2022
Assets
United States	$569,332	$531,590
International	191,776	185,503
Total	$761,108	$717,093
Note 19—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these consolidated financial statements.
On January 1, 2024, the total shares reserved and available for future issuance under the PWP Incentive Plan increased to 12.9 million in accordance with the terms of such plan, and on February 15, 2024, the Company granted 5,677,760 RSUs to certain employees and executive officers pursuant to such plan.
On February 7, 2024, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be paid on March 11, 2024 to Class A common stockholders of record on February 28, 2024. Holders of Class B common stock will also receive dividends equal to the amount of dividends made on 0.001 shares of Class A common stock.

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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.
Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this Annual Report on Form 10-K. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the year ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors and executive officers set forth under the caption “Proposal 1—Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement.
Information regarding our compensation committee and compensation committee interlocks under the caption “Corporate Governance—Board Committees” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the sections captioned “Executive Compensation—Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the sections captioned “Certain Relationships and Related Person Transactions” and “Corporate Governance—Director Independence” in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the section captioned “Ratification of Independent Auditor Appointment” in the Proxy Statement.

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

3.2	Amended and Restated Bylaws of Perella Weinberg Partners (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2021).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2021).

4.2*	Description of Securities.

10.1†
Employment Agreement, effective as of January 1, 2023, by and between Perella Weinberg Partners, PWP Employer LP and Peter A. Weinberg (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2023).

10.2†
Employment Agreement, effective as of January 1, 2023, by and between Perella Weinberg Partners, PWP Employer LP and Andrew Bednar (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2023).

10.3†
Employment Agreement, effective as of January 1, 2023, by and between Perella Weinberg Partners, PWP Employer LP and Dietrich Becker (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2023).

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

10.17
Amendment Agreement, dated as of June 30, 2023, by and among Perella Weinberg Partners Group LP, as Borrower, and each Lender under the Credit Agreement and Cadence Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2023).

10.18†	Form of Management Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2021).

10.19
First Amendment to the Amended and Restated Agreement of Limited Partnership of PWP Holdings LP, dated as of December 31, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 2, 2024).

10.20
Joinder to the Amended and Restated Agreement of Limited Partnership of PWP Holdings LP, dated December 31, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 2, 2024).

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP, independent registered accounting firm.

24.1*	Powers of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Perella Weinberg Partners Clawback Policy.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

PERELLA WEINBERG PARTNERS

Date:	February 23, 2024	By:	/s/ ANDREW BEDNAR
Andrew Bednar
Chief Executive Officer

Date:	February 23, 2024	By:	/s/ ALEXANDRA GOTTSCHALK
Alexandra Gottschalk
Chief Financial Officer

POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Bednar and Alexandra Gottschalk, and each of them, his or her true and lawful attorney-in-fact and agents with full and several power of substitution, for him or her and his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2024.

Signature	Title

/s/ ANDREW BEDNAR	Chief Executive Officer
Andrew Bednar	(Principal Executive Officer)

/s/ ALEXANDRA GOTTSCHALK	Chief Financial Officer
Alexandra Gottschalk	(Principal Financial Officer and Principal Accounting Officer)

/s/ PETER A. WEINBERG	Chairman
Peter A. Weinberg

/s/ JOSEPH R. PERELLA	Chairman Emeritus
Joseph R. Perella

/s/ ROBERT K. STEEL	Vice Chairman
Robert K. Steel

/s/ DIETRICH BECKER	Director
Dietrich Becker

/s/ ELIZABETH COGAN FASCITELLI	Director
Elizabeth Cogan Fascitelli

/s/ KRISTIN W. MUGFORD	Director
Kristin W. Mugford

/s/ JORMA OLLILA	Director
Jorma Ollila

/s/ JANE C. SHERBURNE	Director
Jane C. Sherburne