Form 10-Q
period 2024-03-31
Perella Weinberg Partners
filed 2024-05-03
CIK 1777835

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
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, the registrant had 53,410,156 shares of Class A common stock, par value $0.0001 per share, and 40,795,985 shares of Class B common stock, par value $0.0001 per share, outstanding.

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
Important factors, among others, that may affect actual results or outcomes include (but are not limited to): changing market conditions; the Company’s ability to execute on its growth initiatives, business strategies or operating plans; the Company’s ability to successfully identify, recruit, develop and retain talent; the Company's dependence on its fee-paying clients and fluctuating revenues from its non-exclusive, engagement-by-engagement business model; the high volatility of the Company’s revenue as a result of its reliance on advisory fees that are largely contingent on the completion of events which may be out of its control; the Company’s ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to the Company’s business, including actual, potential or perceived conflicts of interest and other factors that may damage its business and reputation; substantial litigation risks in the financial services industry; cybersecurity and other operational risks; extensive regulation of the corporate advisory industry and U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy and laws; and other risks and uncertainties described under the section entitled “Part I—Item 1A. Risk Factors” included in our Annual Report on Form 10-K.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Perella Weinberg Partners
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$156,694	$247,171
Restricted cash	2,925	2,931
Investments in short-term marketable debt securities	—	91,174
Accounts receivable, net of allowance	57,884	47,771
Due from related parties	3,555	3,575
Fixed assets, net of accumulated depreciation and amortization	92,799	93,652
Intangible assets, net of accumulated amortization	17,547	19,192
Goodwill	34,383	34,383
Prepaid expenses and other assets	27,839	30,871
Right-of-use lease assets	141,505	143,935
Deferred tax assets, net	48,458	46,453
Total assets	$583,589	$761,108
Liabilities and Equity
Accrued compensation and benefits	$34,367	$233,927
Accounts payable, accrued expenses and other liabilities	59,778	52,106
Lease liabilities	176,263	175,901
Amount due pursuant to tax receivable agreement	34,160	30,928
Total liabilities	304,568	492,862
Commitments and Contingencies (Note 16)
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 65,991,492 issued and 53,386,941 outstanding at March 31, 2024; 1,500,000,000 shares authorized, 57,361,073 issued and 44,642,849 outstanding at December 31, 2023)	7	6
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 40,795,985 issued and outstanding at March 31, 2024; 600,000,000 shares authorized, 41,589,339 issued and outstanding at December 31, 2023)	4	4
Preferred stock, par value $0.0001 per share (100,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023)	—	—
Additional paid-in-capital	362,377	312,523
Retained earnings (accumulated deficit)	(95,980)	(54,650)
Accumulated other comprehensive income (loss)	(5,114)	(4,480)
Treasury stock, at cost (12,604,551 and 12,718,224 shares of Class A common stock at March 31, 2024 and December 31, 2023, respectively)	(99,383)	(100,747)
Total Perella Weinberg Partners equity	161,911	152,656
Non-controlling interests	117,110	115,590
Total equity	279,021	268,246
Total liabilities and equity	$583,589	$761,108
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2024	2023
Revenues	$102,127	$131,426
Expenses
Compensation and benefits	68,590	69,963
Equity-based compensation	46,807	47,671
Total compensation and benefits	115,397	117,634
Professional fees	11,060	7,553
Technology and infrastructure	8,772	8,512
Rent and occupancy	6,277	7,414
Travel and related expenses	4,585	4,774
General, administrative and other expenses	4,519	5,394
Depreciation and amortization	5,080	2,835
Total expenses	155,690	154,116
Operating income (loss)	(53,563)	(22,690)
Non-operating income (expenses)
Related party income	—	273
Other income (expense)	2,657	283
Total non-operating income (expenses)	2,657	556
Income (loss) before income taxes	(50,906)	(22,134)
Income tax expense (benefit)	19,094	5,286
Net income (loss)	(70,000)	(27,420)
Less: Net income (loss) attributable to non-controlling interests	(34,156)	(22,297)
Net income (loss) attributable to Perella Weinberg Partners	$(35,844)	$(5,123)
Net income (loss) per share attributable to Class A common shareholders
Basic	$(0.73)	$(0.12)
Diluted	$(0.91)	$(0.37)
Weighted-average shares of Class A common stock outstanding
Basic	49,200,283	42,317,827
Diluted	90,519,358	86,611,018

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(70,000)	$(27,420)
Foreign currency translation gain (loss), net of tax	(1,190)	1,585
Comprehensive income (loss)	(71,190)	(25,835)
Less: Comprehensive income (loss) attributable to non-controlling interests	(34,712)	(21,498)
Comprehensive income (loss) attributable to Perella Weinberg Partners	$(36,478)	$(4,337)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2023	57,361,073	41,589,339	(12,718,224)	$6	$4	$(100,747)	$312,523	$(54,650)	$(4,480)	$115,590	$268,246
Net income (loss)	—	—	—	—	—	—	—	(35,844)	—	(34,156)	(70,000)
Equity-based awards	—	—	—	—	—	—	33,371	—	—	13,942	47,313
Distributions to partners	—	—	—	—	—	—	—	—	—	(2,867)	(2,867)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	2,086,273	—	113,673	—	—	1,364	(1,143)	(221)	—	—	—
Withholding payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(24,568)	—	—	—	(24,568)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	150	(5,265)	—	—	(5,115)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(634)	(556)	(1,190)
Other	—	—	—	—	—	—	656	—	—	(11)	645
Issuance of Class A common stock in public offering (Note 9—Stockholders’ Equity)	5,750,000	—	—	1	—	—	65,986	—	—	—	65,987
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity)	794,146	(793,354)	—	—	—	—	570	—	—	—	570
Change in ownership interests	—	—	—	—	—	—	(25,168)	—	—	25,168	—
Balance at March 31, 2024	65,991,492	40,795,985	(12,604,551)	$7	$4	$(99,383)	$362,377	$(95,980)	$(5,114)	$117,110	$279,021
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
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(70,000)	$(27,420)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based awards vesting expense	47,313	48,266
Depreciation and amortization	5,080	2,835
Foreign currency revaluation	(553)	508
Non-cash operating lease expense	2,658	3,549
Deferred taxes	2,408	470
Other	589	(81)
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	(11,154)	22,812
Due from related parties	20	(21)
Prepaid expenses and other assets	2,889	(1,129)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(198,971)	(180,594)
Accounts payable, accrued expenses and other liabilities	13,204	(3,885)
Lease liabilities	172	2,748
Net cash provided by (used in) operating activities	(206,345)	(131,942)
Cash flows from investing activities
Purchases of fixed assets	(8,461)	(18,332)
Purchases of investments in short-term marketable debt securities	—	(24,983)
Maturities of investments in short-term marketable debt securities	91,188	140,551
Other	—	488
Net cash provided by (used in) investing activities	82,727	97,724
Cash flows from financing activities
Proceeds from issuance of Class A common stock in public offering, net of underwriting discount and offering costs	65,986	—
Distributions to partners	(2,867)	(3,119)
Dividends paid on Class A and Class B common stock	(4,758)	(3,529)
Withholding payments for vested PWP Incentive Plan Awards	(24,568)	(11,356)
Treasury stock purchases	—	(14,754)
Payments pursuant to tax receivable agreement	—	(472)
Net cash provided by (used in) financing activities	33,793	(33,230)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(658)	863
Net increase (decrease) in cash, cash equivalents and restricted cash	(90,483)	(66,585)
Cash, cash equivalents and restricted cash, beginning of period	250,102	174,166
Cash, cash equivalents and restricted cash, end of period	$159,619	$107,581
Supplemental disclosure of non-cash activities
Lease liabilities arising from obtaining right-of-use lease assets	$560	$177
Accrued capital expenditures	$947	$6,537
Accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards	$2,123	$1,906
Deferred tax effect resulting from exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$570	$457
Supplemental disclosures of cash flow information
Cash paid for income taxes	$695	$1,652

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
On June 24, 2021, the Company consummated a business combination pursuant to a Business Combination Agreement that resulted in PWP OpCo becoming jointly-owned by Perella Weinberg Partners, PWP Professional Partners LP (together with its successors (including pursuant to the Division and Merger (each as defined below)) and assigns, as applicable, “Professional Partners”) and certain existing partners of PWP OpCo as part of an umbrella limited partnership C-corporation (Up-C) structure (the “Business Combination”).
On December 31, 2023, as part of an internal reorganization, Professional Partners was divided into three partnerships pursuant to a plan of division (the “Division”), which, among other things, provided that (i) all of its limited partnership interests in PWP OpCo were allocated to one of the divided partnerships, PWP AdCo Professionals LP (“AdCo Professionals”), (ii) all of its shares of Class B-1 common stock of the Company were allocated to another divided partnership, PWP VoteCo Professionals LP (“VoteCo Professionals”) and (iii) PWP Professional Partners LP changed its name to PWP AmCo Professionals LP. On April 1, 2024, as part of this internal reorganization, AdCo Professionals merged with and into PWP OpCo (the “Merger”). Refer to Note 18—Subsequent Events for additional information on the Merger. The principal purpose of the internal reorganization was to simplify the structure for the partners in Professional Partners with respect to their indirect interests in PWP OpCo. There was no consideration exchanged in connection with the Division or the Merger, and neither the Division nor the Merger are expected to affect the respective rights or economic interests of the Company, PWP GP LLC (“PWP GP”), or any limited partner with respect to PWP OpCo.
The operations of PWP OpCo are conducted through a wholly-owned subsidiary, Perella Weinberg Partners Group LP, and its subsidiaries which are consolidated in these financial statements. PWP GP is the general partner that controls PWP OpCo. The limited partner interests of PWP OpCo are held by the Company, an Investor Limited Partner (the “ILP”), and Professional Partners. The Company shareholders are entitled to receive a portion of PWP OpCo’s economics through their direct ownership interests in shares of Class A common stock of PWP. The non-controlling interest owners of PWP OpCo receive economics through ownership of PWP OpCo Class A partnership units (“PWP OpCo Units”). See Note 9—Stockholders’ Equity for additional information.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and all intercompany balances and transactions have been eliminated.
These condensed consolidated financial statements and notes thereto are unaudited, and as permitted by the interim reporting rules and regulations set forth by the SEC, exclude certain financial information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements reflect all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of March 31, 2024 and December 31, 2023, the net assets of PWP OpCo were $274.2 million and $249.6 million, respectively. As of March 31, 2024 and December 31, 2023, the Company did not consolidate any VIEs other than PWP OpCo.

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
In preparing the condensed consolidated financial statements, management makes certain estimates regarding the measurement of amounts due pursuant to the tax receivable agreement, measurement and timing of revenue recognition, assumptions used in the provision for income taxes, measurement of equity-based compensation, expected insurance reimbursements related to litigation costs, evaluation of goodwill and intangible assets, fair value measurement of financial instruments, and other matters that affect the reported amounts and disclosures of contingencies in the condensed consolidated financial statements.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any highly liquid investments with original maturities of three months or less from the date of purchase. Cash account balances often exceed federally insured limits. Restricted cash represents cash that is not readily available for general purpose cash needs. As of March 31, 2024 and December 31, 2023, the Company had no cash equivalents and had restricted cash of $2.9 million maintained as collateral for letters of credit related to certain office leases. The sum of Cash and cash equivalents and Restricted cash on the Condensed Consolidated Statements of Financial Condition corresponds to the total cash, cash equivalents, and restricted cash presented on the Condensed Consolidated Statements of Cash Flows.
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $0.5 million and $(1.1) million during the three months ended March 31, 2024 and 2023, respectively, which are included in Other income (expense) on the Condensed Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and profit and loss activity is generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Changes in Equity.
Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements that had a material effect on the Company’s condensed consolidated financial statements.
Future Adoption of Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends the guidance in Accounting Standards Codification (“ASC” or the “Codification”) Topic 280, Segment Reporting, to require enhanced disclosures about reportable segments on an annual and interim basis. The amendments will require disclosure of significant segment expenses, identification of the chief operating decision maker (“CODM”), and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 clarifies that an entity that has a single reportable segment is subject to all the disclosures required by the amendments and all existing segment disclosures in Topic 280. The amendments in ASU 2023-07 are effective for the Company beginning with the annual period ended December 31, 2024 and interim periods within the year ended December 31, 2025. The amendments are required to be applied retrospectively to all period presented and early adoption is permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on the consolidated financial statements.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends the guidance in ASC Topic 740, Income Taxes (“ASC 740”), to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 are effective for the Company beginning with the annual period ended December 31, 2025. The amendments are to be applied prospectively with both retrospective application and early adoption permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on the consolidated financial statements.
Note 3—Revenue and Receivables from Contracts with Customers
The following table disaggregates the Company’s revenue between over time and point in time recognition:

	Three Months Ended March 31,
	2024	2023
Over time	$101,005	$124,329
Point in time	1,122	7,097
Total revenues	$102,127	$131,426
Reimbursable expenses billed to clients were $1.9 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.
Performance Obligations and Contract Balances
As of March 31, 2024, the aggregate amount of the transaction price, as defined in the Codification, allocated to performance obligations yet to be satisfied was $1.4 million, and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services. The Company recognized revenue of $58.2 million and $94.2 million during the three months ended March 31, 2024 and 2023, respectively, related to performance obligations that were satisfied or partially satisfied in prior periods. These amounts were recognized upon the resolution of revenue constraints and uncertainties in the respective periods and were generally related to transaction-related advisory services.
As of March 31, 2024 and December 31, 2023, the Company recorded $2.0 million and $0.9 million, respectively, for contract liabilities which are presented within Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition. The Company recognized previously deferred revenue of $0.5 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively, which was primarily related to transaction-related advisory services that are recognized over time.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Accounts Receivable and Allowance for Credit Losses
As of March 31, 2024 and December 31, 2023, $5.3 million and $7.1 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. These amounts have been recognized as revenue in accordance with the Company’s revenue recognition policies but remain unbilled at the end of the period. As of March 31, 2024, certain accounts receivable in the aggregate amount of $22.8 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after March 31, 2024. As of December 31, 2023, certain accounts receivable in the aggregate amount of $17.3 million, were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end.
The allowance for credit losses activity for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$2,198	$1,143
Bad debt expense	587	162
Write-offs	(71)	(83)
Foreign currency translation and other adjustments	(29)	5
Ending balance	$2,685	$1,227
Note 4—Leases
The Company leases office space and equipment under operating lease agreements. The following is information related to such operating leases:

	March 31, 2024	December 31, 2023
Weighted-average discount rate – operating leases	4.8%	4.7%
Weighted-average remaining lease term – operating leases	14.1 years	14.3 years

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$4,738	$5,384
Variable lease cost	900	1,350
Sublease income – operating leases	—	(159)
Total net lease cost	$5,638	$6,575

Net cash outflows on operating leases(1)	$1,904	$2,391
__________________
(1)Presented net of lease incentives received, including landlord contributions to tenant improvements.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of March 31, 2024, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases
Remainder of 2024	$981
2025	18,652
2026	19,958
2027	19,126
2028	17,507
Thereafter	173,452
Total lease payments(1)	249,676
Less: Imputed Interest	(73,413)
Total lease liabilities	$176,263
__________________
(1)Total future lease payments are presented net of expected lease incentives, including landlord contributions to tenant improvements.
Note 5—Intangible Assets
The following table provides the detail of the Company’s intangible assets:

	March 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(34,760)	$12,640
Trade names and trademarks	18,400	(13,493)	4,907
Total	$65,800	$(48,253)	$17,547

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(33,575)	$13,825
Trade names and trademarks	18,400	(13,033)	5,367
Total	$65,800	$(46,608)	$19,192
The intangible assets are being amortized over an average useful life of 10 years and resulted in amortization expense of $1.6 million for each of the three months ended March 31, 2024 and 2023, all of which is included in Depreciation and amortization on the Condensed Consolidated Statements of Operations. Amortization of intangible assets held at March 31, 2024 is expected to be $6.6 million for each of the years ending December 31, 2024 and 2025 and $6.0 million for the year ending December 31, 2026. These intangible assets will be fully amortized by November 30, 2026.
Note 6—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries. None of the SEC-regulated subsidiaries hold funds or securities for, or owe money or securities to, clients or carry accounts of or for clients, and as such are all exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of March 31, 2024 and December 31, 2023, all regulated subsidiaries had capital in excess of their applicable minimum capital requirements. As a result of the minimum capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 7—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Leasehold improvements	$81,036	$79,719
Furniture and fixtures	12,613	12,442
Equipment	23,424	22,522
Software	5,896	5,756
Total	122,969	120,439
Less: Accumulated depreciation and amortization	(30,170)	(26,787)
Fixed assets, net	$92,799	$93,652
Depreciation expense related to fixed assets was $3.4 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense related to software costs was immaterial for the three months ended March 31, 2024 and 2023.
Note 8—Income Taxes
The following table summarizes the Company’s tax position for the periods presented:

	Three Months Ended March 31,
	2024	2023
Income (loss) before income taxes	$(50,906)	$(22,134)
Income tax expense (benefit)	$19,094	$5,286
Effective income tax rate	(37.5)%	(23.9)%
The Company’s overall effective tax rate in each of the periods presented above varies from the U.S. federal statutory rate primarily because (i) a portion of the Company’s income is allocated to non-controlling interests held in PWP OpCo in which the majority of any tax liability on such income is borne by the holders of such non-controlling interests and reported outside of the condensed consolidated financial statements and (ii) permanent differences related to compensation expenses.
As of March 31, 2024 and December 31, 2023, the Company recorded a liability for unrecognized tax benefits of $3.6 million and $3.7 million, respectively, primarily related to potential double taxation at certain of its foreign subsidiaries. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.
Note 9—Stockholders’ Equity
Class A Common Stock Offering
On March 1, 2024, the Company issued and sold 5,750,000 shares of Class A common stock at a price of $12.00 per share for net proceeds of $66.0 million after deducting underwriting discounts and offering costs.
Share Repurchase Program
On February 16, 2022, the Company’s Board of Directors initially approved a stock repurchase program and the authorized amount under such program was increased on February 8, 2023 such that the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock. Since inception of the share repurchase program, 11,920,699 shares have been purchased at an average price per share of $7.65 through March 31, 2024. No purchases were made during the three months ended March 31, 2024.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Non-Controlling Interests
Non-controlling interests represents the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. As of March 31, 2024, Professional Partners and the ILP collectively own 40,795,985 PWP OpCo Units which represent a 43.3% non-controlling ownership interest in PWP OpCo. These PWP OpCo Units are exchangeable into PWP Class A common stock on a one-for-one basis.
Exchange Rights
Holders of PWP OpCo Units (other than the Company) may exchange their units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock (at the Company’s option). Concurrently with an exchange, such PWP OpCo Unitholder is required to surrender shares of Class B common stock for additional shares of Class A common stock or cash (at the Company’s option) at a conversion rate of 0.001. Working partners are restricted in their ability to exchange PWP OpCo Units for a period between three to five years after the Closing. PWP GP may waive, and in certain cases has waived, the foregoing restrictions for any holder with respect to all or a portion of such holder’s units, with no obligation to do so for any other holder. During the three months ended March 31, 2024 and 2023, the Company settled exchanges of certain PWP OpCo Units and certain shares of Class B common stock for 794,146 and 786,644 shares of Class A common stock, respectively. The exchanges created a step-up in tax basis for which the Company recorded an increase in Deferred tax assets, net, Amounts due pursuant to tax receivable agreement, and Additional paid-in-capital.
Refer to Note 18—Subsequent Events for information on the impact of the Merger on the settlement of exchanges and the accounting for non-controlling interests.
Note 10—Debt
As of March 31, 2024, and December 31, 2023, the Company had no outstanding debt. The Company has a revolving credit facility (the “Revolving Credit Facility”) through a credit agreement with Cadence Bank, N.A. (“Cadence Bank”), dated November 30, 2016 (as amended, the “Credit Agreement”), with an available line of credit of $50.0 million with up to $20.0 million of available incremental revolving commitments, and a maturity date of July 1, 2025. The Company incurred $1.8 million in issuance costs related to the Credit Agreement, which are being amortized as interest expense using the effective interest method over the life of the Revolving Credit Facility. The Company is also charged a quarterly commitment fee of 0.25% on any unused portion of the line of credit, which is recorded as interest expense. Interest expense related to the Revolving Credit Facility was immaterial during the three months ended March 31, 2024 and 2023 and is included within Other income (expense) on the Condensed Consolidated Statements of Operations. Unamortized debt issuance costs of $0.2 million as of both March 31, 2024 and December 31, 2023 are reported within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Position.
Note 11—Equity-Based Compensation
Further information regarding the Company’s equity-based compensation awards is described in Note 12—Equity-Based Compensation in the Notes to Consolidated Financial Statements in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
During the third quarter of 2021, in connection with the Business Combination, the Company granted awards (the “Business Combination Awards”) in the form of (a) RSUs that vest upon the achievement of service conditions (“Transaction RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions, including certain long-term incentive awards granted to management (“Transaction PSUs”).
The Company grants units from the General Share Reserve from time to time in the ordinary course of business in the form of (a) RSUs that vest upon the achievement of service conditions (“General RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions (“General PSUs”). During the three months ended March 31, 2024 and 2023, the Company granted 6,125,742 and 6,793,265 General RSUs, respectively, from the General Share Reserve at a weighted average grant date fair value of $13.30 and $10.15 per award, respectively. Additionally, during the three months ended March 31, 2023, the Company granted 1,000,000 General PSUs from the General Share Reserve at a weighted average grant date fair value of $6.02 per award. No General PSUs were granted during the three months ended March 31, 2024.
Legacy Awards and Professional Partners Awards
Prior to the Business Combination, Professional Partners granted certain equity-based awards to partners providing services to PWP OpCo (the “Legacy Awards”). In connection with the Business Combination and a related internal reorganization of Professional Partners, existing Legacy Awards were canceled and replaced by converting each limited partner’s capital interests in Professional Partners attributable to PWP OpCo into original capital units (“OCUs”), value capital units (“VCUs”), and/or alignment capital units (“ACUs,” and collectively, the “Professional Partners Units”). The OCUs were fully vested upon recapitalization. The VCUs and ACUs (collectively, “Professional Partners Awards”) are held by current working partners and require services to be performed on behalf of PWP OpCo. The Professional Partners Awards are generally subject to a service-based graded vesting schedule over a three to five-year requisite service period. Vested Professional Partners Units are exchangeable for PWP OpCo Units that allow for their exchange into Class A common stock of PWP on a one-for-one basis. Holders of Professional Partners Units are entitled to participate in distributions made on the PWP OpCo Units underlying their Professional Partners Units during the vesting period.
The Company accounted for the cancellation of the Legacy Awards and concurrent grant of Professional Partners Awards as a modification of the Legacy Awards. The $301.5 million incremental fair value of the Professional Partners Awards is being amortized over the requisite service period and was based on the closing price of PWP Class A common stock on the date of grant. The unrecognized cost associated with the Legacy Awards was amortized over its original vesting schedule and such awards were fully amortized as of September 30, 2023.
The vesting of Professional Partners Awards does not dilute Perella Weinberg Partners shareholders relative to Professional Partners as Professional Partners’ interest in PWP OpCo does not change as a result of granting those equity awards to its working partners. All of the compensation expense and corresponding capital contribution associated with the Professional Partners Awards and Legacy Awards (prior to being fully amortized on September 30, 2023) is allocated to Non-controlling interests on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Financial Condition. If any Professional Partners Award is forfeited, the value attributable to the forfeited Professional Partners Award will accrete to all limited partners in Professional Partners based on relative ownership at the time of forfeiture. The accretion of value upon forfeiture reflects a reallocation of value attributable to the forfeited Professional Partners Award and does not result in an incremental grant.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the expense related to equity-based awards that were recorded in Professional fees and components of Equity-based compensation included on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2024	2023
Professional fees
PWP Incentive Plan Awards	$506	$595

Equity-based compensation
PWP Incentive Plan Awards	$32,865	$27,337
Legacy Awards(1)	—	3,225
Professional Partners Awards(1)	13,942	17,109
Total Equity-based compensation	$46,807	$47,671

Income tax benefit of equity-based awards	$4,709	$3,559
__________________
(1)The vesting of these awards does not dilute Perella Weinberg Partners shareholders relative to Professional Partners. As such the related equity-based compensation expense is fully attributed to non-controlling interests.
As of March 31, 2024, total unrecognized compensation expense related to all unvested equity-based awards was $305.2 million, which is expected to be recognized over a weighted average period of 2.1 years. Refer to Note 18—Subsequent Events for information on the impact of the Merger and the Vesting Acceleration, as defined therein, on the accounting for the Professional Partners Awards.
Note 12—Other Compensation and Benefits
Compensation and benefits expense consists of salaries, bonuses (discretionary awards and guaranteed amounts), severance, as well as payroll and related taxes and benefits for the Company’s employees. In all instances, compensation expense is accrued over the requisite service period.
Benefit Plans
Certain employees participate in employee benefit plans, which consists of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code, (ii) a U.K. pension scheme for U.K. employees and (iii) a German pension plan for employees in Germany. For the three months ended March 31, 2024 and 2023, expenses related to the Company’s employee benefit plans were $1.8 million and $1.7 million, respectively, and are included in Compensation and benefits on the Condensed Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Business Realignment
During the second quarter of 2023, the Company began a review of the business, which resulted in headcount reductions in order to improve compensation alignment and to provide greater flexibility to advance strategic opportunities (the “Business Realignment”). In conjunction with the Business Realignment and for the three months ended March 31, 2024, the Company incurred expenses related to separation and transition benefits of $1.8 million, and the acceleration of equity-based compensation amortization (net of forfeitures) of $1.5 million. Such amounts are presented in Compensation and benefits and Equity-based compensation on the Condensed Consolidated Statements of Operations, respectively. All of the expected Business Realignment costs have been incurred as of March 31, 2024.
Activity within Accrued compensation and benefits on the Condensed Consolidated Statements of Financial Condition related to the Business Realignment was as follows:

Balance at January 1, 2024	$12,525
Incurred expenses	3,249
Non-cash expenses	(1,499)
Payments	(11,137)
Balance at March 31, 2024	$3,138
Note 13—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$(35,844)	$(5,123)
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	(46,334)	(26,878)
Net income (loss) attributable to Perella Weinberg Partners – diluted	$(82,178)	$(32,001)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	49,200,283	42,317,827
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	41,319,075	44,293,191
Weighted average shares of Class A common stock outstanding – diluted	90,519,358	86,611,018
Net income (loss) per share attributable to Class A common shareholders
Basic	$(0.73)	$(0.12)
Diluted	$(0.91)	$(0.37)
Basic and diluted net income (loss) per share attributable to Class B common shareholders has not been presented as these shares are entitled to an insignificant amount of economic participation.
The Company uses the treasury stock method to determine the potential dilutive effect of unvested PWP Incentive Plan Awards and the if-converted method to determine the potential dilutive effect of exchanges of PWP OpCo Units into Class A common stock. The Company adjusts net income (loss) attributable to Class A common shareholders under both the treasury stock method and if-converted method for the reallocation of net income (loss) between Class A common shareholders and non-controlling interests that result upon the assumed issuance of dilutive shares of Class A common stock as if the issuance occurred as of the beginning of the applicable period.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Three Months Ended March 31,
	2024	2023
PWP Incentive Plan Awards	5,278,079	1,727,070
Note 14—Fair Value Measurements and Investments
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
As of March 31, 2024 and December 31, 2023, the fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items.
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that were measured on a recurring basis pursuant to the above fair value hierarchy levels as of December 31, 2023:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial asset
U.S. Treasury securities	$91,174	$—	$—	$91,174
The Company held no financial instruments subject to fair value measurement as of March 31, 2024. The Company had no transfers between fair value levels during the three months ended March 31, 2024 and 2023.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of December 31, 2023, the Company’s investment in U.S. Treasury securities is presented within Investments in short-term marketable debt securities on the Condensed Consolidated Statements of Financial Condition, and the aggregate cost basis of the investment was $89.3 million. These U.S. Treasury securities matured in January 2024. The Company had net realized and unrealized gains (losses) on these investments of $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.
Note 15—Related Party Transactions
PWP Capital Holdings LP
On February 28, 2019, a reorganization of the existing investment banking advisory and asset management businesses of PWP Holdings LP was effected which resulted in the spin-off of its asset management business (the “Separation”). PWP Holdings LP was divided into (i) PWP OpCo, which holds the advisory business and (ii) PWP Capital Holdings LP (“Capital Holdings”), which holds the asset management business. In connection with the Separation, the Company entered into a transition services agreement (the “TSA”) with Capital Holdings under which the Company agreed to provide certain administrative services to Capital Holdings. The TSA was terminated as of January 1, 2024. The Company also subleased certain portions of its office space to Capital Holdings through October 2023. Income earned from Capital Holdings related to the TSA and the sublease is presented within Related party income on the Condensed Consolidated Statements of Operations. Amounts due from Capital Holdings are reflected as Due from related parties on the Condensed Consolidated Statements of Financial Condition as of December 31, 2023, with no amounts due as of March 31, 2024.
Separately, Capital Holdings entered into an arrangement with certain employees of the Company, including members of management, related to services provided directly to Capital Holdings. With respect to services provided to Capital Holdings, the amounts paid and payable to such employees now and in the future are recognized by Capital Holdings. All compensation related to services these employees provide to the Company are included in Compensation and benefits on the Condensed Consolidated Statements of Operations.
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and ILPs that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of March 31, 2024, the Company had an amount due of $34.2 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date and is reported within Amount due pursuant to tax receivable agreement on the Condensed Consolidated Statements of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which are exclusive of potential payments in respect of future exchanges and may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2024	$1,105
2025	1,425
2026	1,839
2027	1,913
2028	1,952
Thereafter	25,926
Total payments	$34,160

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Partner Promissory Notes and Other Partner Loans
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at a semi-annual rate equal to the Federal Mid-Term Rate. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will and are primarily secured by the partner’s equity interests in PWP OpCo or one of its affiliates. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Condensed Consolidated Statements of Financial Condition in the amounts of $2.1 million as of March 31, 2024 and December 31, 2023.
In November 2021, PWP OpCo agreed to provide loans to certain partners. As of March 31, 2024 and December 31, 2023, $3.6 million and $3.5 million, respectively, of outstanding loans to certain partners and related interest receivable are recognized in Due from related parties on the Condensed Consolidated Statements of Financial Condition.
Other Related Party Transactions
The Company’s U.K. subsidiary, Perella Weinberg UK Limited, as well as Professional Partners and certain partners (including one partner who serves as a Company director and president) are party to a reimbursement agreement, pursuant to which such partners directed Professional Partners to pay distributions related to certain of their Professional Partners Awards first to a subsidiary of the Company, so that the subsidiary can make employment income tax payments on such distributions to the appropriate non-U.S. authorities.
Note 16—Commitments and Contingencies
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of March 31, 2024 and December 31, 2023, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and, after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the consolidated financial statements of the Company as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023.
In 2015, the Company filed a complaint against three former partners and one former employee which alleges they entered into a scheme while at PWP to lift out the Company’s restructuring group to form a new competing firm that they were secretly forming in breach of their contractual and fiduciary duties. The complaint contains 14 causes of action and seeks declaratory relief as well as damages. Trial was set to commence on April 29, 2024. However, after an April 17, 2024 pre-trial conference, the trial was adjourned and the court has yet to provide new trial dates.
During the three months ended March 31, 2024, the Company incurred $2.3 million in legal and professional fees, net of expected insurance reimbursement, related to this litigation, with an immaterial amount incurred during the three months ended March 31, 2023. These litigation costs are included in Professional fees on the Condensed Consolidated Statements of Operations.
Note 17—Business Information
The Company’s activities of providing advisory services for M&A, private placements and financial advisory, as well as services for underwriting of securities offered for sale in public markets, and equity research constitute a single business segment. The Company is organized as one operating segment in order to maximize the value of advice to clients by drawing upon the diversified expertise and broad relationships of its senior professionals across the Company. The Company has a single operating segment and therefore a single reportable segment.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
For the three months ended March 31, 2024, revenues of $15.0 million related to one individual client accounted for more than 10% of aggregate revenue, while no individual client accounted for more than 10% of aggregate revenue for the three months ended March 31, 2023. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Three Months Ended March 31,
	2024	2023
Revenues
United States	$82,689	$95,538
International	19,438	35,888
Total	$102,127	$131,426

	March 31, 2024	December 31, 2023
Assets
United States	$458,522	$569,332
International	125,067	191,776
Total	$583,589	$761,108
Note 18—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.
AdCo Professionals Merger with PWP OpCo
On April 1, 2024, as part of an internal reorganization, AdCo Professionals merged with and into PWP OpCo. As a result of the Merger, (i) the OCUs, VCUs and ACUs of AdCo Professionals were converted into an equivalent number of OCUs, VCUs and ACUs of PWP OpCo, (ii) the minimal net assets of AdCo Professionals became the net assets of PWP OpCo and (iii) PWP OpCo adopted an amended and restated limited partnership agreement that permits the Company to settle quarterly exchanges in cash or shares at the Company’s discretion.
At the time of the Merger, the Company entered into vesting acceleration agreements with certain holders of partnership units of AdCo Professionals and VoteCo Professionals to accelerate vesting for VCUs and ACUs (the “Accelerated Units”) on a day determined by PWP GP between April 2, 2024 and May 16, 2024 (the “Vesting Acceleration”). Accelerated Units generally will be subject to a lock-up period that is identical to the lockup period applicable to such units prior to the Vesting Acceleration. The Company also provided each holder of ACUs the ability to convert a portion of such holder’s ACUs into cash on vesting in an aggregate amount up to such holder’s estimated tax liability, to the extent cash is available for such purpose. The principal purpose of the Vesting Acceleration is to facilitate the payment of taxes associated with ACU vesting to align with the treatment of restricted stock units of the Company. As of the issuance date of these condensed consolidated financial statements, the Vesting Acceleration has not occurred.
As a result of the Merger, Non-controlling interests on our Condensed Consolidated Statements of Financial Condition will be prospectively reclassified to Redeemable non-controlling interests and recorded at the current redemption value, with changes in the current redemption value in future periods recorded to Additional paid-in capital.
At the time of the Merger, certain ACUs and VCUs will be modified from equity-classified to liability-classified awards with changes in fair value generally recorded as incremental equity-based compensation expense through the date of the Vesting Acceleration. At a minimum, during the second quarter of 2024, the Company will record $116.5 million of equity-based compensation expense related to the unvested ACUs and VCUs, before taking into account potential forfeitures and changes in fair value of liability-classified awards.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Dividends Declared
On May 1, 2024, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be paid on June 10, 2024 to Class A common stockholders of record on May 28, 2024. Holders of Class B common stock will also receive dividends equal to the amount of dividends declared on 0.001 shares of Class A common stock.

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
For further information regarding our business, refer to “Part I. Item 1. Business” and “Part I. Item1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 23, 2024.
Business Environment
Economic and global financial market conditions impact our financial performance. The market environment for advisory services is improving, driving increased dialogue and activity levels across the traditional M&A markets.
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

Operating Expenses
Our operating expenses are classified as (i) total compensation and benefits expenses, including equity-based compensation, and (ii) non-compensation expenses.
Compensation and Benefits Expenses
Our compensation and benefits expenses consist of salaries, bonuses (discretionary awards and guaranteed amounts), severance, payroll and related taxes, benefits, and the amortization of equity-based compensation awards that are subject to a service vesting condition, and in some cases, a market-based performance vesting condition. These expenses also include signing bonuses and compensation paid pursuant to guarantees for new hires.
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
Non-Controlling Interests
Non-controlling interests represent the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners, which are Professional Partners and the ILP. In the notes to the condensed consolidated financial statements, refer to Note 9—Stockholders’ Equity, Note 11—Equity-Based Compensation, and Note 18—Subsequent Events for further information regarding the current and prospective accounting for non-controlling interests.

Results of Operations
The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	2024 vs. 2023
Revenues	$102,127	$131,426	(22)%
Expenses
Compensation and benefits	68,590	69,963	(2)%
Equity-based compensation	46,807	47,671	(2)%
Total compensation and benefits	115,397	117,634	(2)%
Non-compensation expenses	40,293	36,482	10%
Total operating expenses	155,690	154,116	1%
Operating income (loss)	(53,563)	(22,690)	(136)%
Non-operating income (expenses)
Related party income	—	273	NM
Other income (expense)	2,657	283	839%
Total non-operating income (expenses)	2,657	556	378%
Income (loss) before income taxes	(50,906)	(22,134)	(130)%
Income tax expense (benefit)	19,094	5,286	261%
Net income (loss)	(70,000)	(27,420)	(155)%
Less: Net income (loss) attributable to non-controlling interests	(34,156)	(22,297)	(53)%
Net income (loss) attributable to Perella Weinberg Partners	$(35,844)	$(5,123)	(600)%
NM = Not meaningful
Revenues
The following table provides revenue statistics for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	2024 vs. 2023
Total Advisory Clients	76	83	(7)
Total Clients with Fees Greater than $1.0 million	22	30	(8)
Revenues were $102.1 million for the three months ended March 31, 2024 as compared with $131.4 million for the three months ended March 31, 2023, representing a decrease of 22%. The decrease in revenues was driven by a reduction in the number of clients and a moderately lower average fee per client. Revenues attributed to financing and capital solutions activity were relatively flat year-over-year, while mergers and acquisition revenues were down, primarily due to elongated transaction closing timelines in the current year period.
Compensation and Benefits Expenses
For the three months ended March 31, 2024, total compensation and benefits expenses were $115.4 million, a decrease of 2% compared with $117.6 million for the three months ended March 31, 2023. The slight decrease in total compensation and benefits expenses was the result of a lower bonus accrual in the current year period, partially offset by a year-over-year increase in equity-based compensation amortization. Furthermore, headcount reductions associated with the Business Realignment, which began during the second quarter of 2023 and was completed as of March 31, 2024, resulted in $3.2 million of costs, including separation and transition benefits and the acceleration of equity-based compensation amortization (net of forfeitures) for separated employees.

Non-Compensation Expenses
For the three months ended March 31, 2024, total non-compensation expenses were $40.3 million, an increase of 10% compared with $36.5 million for the three months ended March 31, 2023. The increase in non-compensation expenses was primarily the result of increased legal spend as well as higher depreciation expense due to new assets being placed in service subsequent to the first quarter of 2023 related to the renovation of the New York office space. These increases were partially offset by lower rent costs and reduced D&O insurance costs.
Non-Operating Income (Expenses)
For the three months ended March 31, 2024, non-operating income was $2.7 million compared with non-operating income of $0.6 million for the three months ended March 31, 2023. In the current period, non-operating income included a net gain from foreign exchange rate fluctuations and interest income, which increased from the prior year due to higher interest rates and additional investments in U.S. Treasury securities that matured in the first quarter of 2024. In the prior year period, non-operating income included lower interest income, which was also offset by a net loss from foreign exchange rate fluctuations. For both periods, the impact of foreign exchange rate fluctuations was largely related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries.
Income Tax Expense (Benefit)
The Company’s income tax expense and effective tax rate were $19.1 million and (37.5)%, respectively, for the three months ended March 31, 2024 compared to income tax expense and an effective tax rate of $5.3 million and (23.9)%, respectively, for the three months ended March 31, 2023. The change in the effective tax rate was primarily due to the relative size of our permanent differences in relation to the pre-tax loss in the respective periods, which was partially offset by the recognition of tax benefits associated with the appreciation in our share price upon vesting of RSUs above the original grant price during the three months ended March 31, 2024.
Liquidity and Capital Resources
General
We regularly monitor our liquidity position, including cash and cash equivalents, working capital assets and liabilities, commitments and other liquidity requirements. Our primary sources of liquidity are generally our cash balances, investments in short-term marketable debt securities, the net cash generated from operations, and the available borrowing capacity under our Revolving Credit Facility. Our primary cash needs are for working capital, operating expenses (including cash compensation for our employees), repurchasing shares of the Company’s Class A common stock, withholding tax payments for vested PWP Incentive Plan Awards, income taxes, dividends and distributions, capital expenditures, making payments pursuant to the tax receivable agreement, commitments, and strategic investments. We generally pay a significant portion of our annual cash incentive compensation during the first quarter of each calendar year with respect to the prior year’s results. Therefore, levels of cash and/or investments in short-term marketable debt securities generally decline during the first quarter and build over the remainder of the year.
Our current assets are primarily composed of cash, receivables related to fees earned from providing advisory services, certain prepaid expenses and certain amounts due from related parties. Our current liabilities are primarily composed of accrued employee compensation, accounts payable and other accrued expenses. Cash includes cash held at banks, including interest-bearing money market accounts. As of March 31, 2024 and December 31, 2023, the Company had cash balances of $156.7 million and $247.2 million, respectively, and as of December 31, 2023, investments in short-term marketable debt securities, consisting entirely of U.S. Treasury securities, of $91.2 million.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable typically have net terms of 30 days. Accounts receivable were $57.9 million, net of a $2.7 million allowance for credit losses balance as of March 31, 2024. Accounts receivable were $47.8 million, net of a $2.2 million allowance for credit losses balance as of December 31, 2023.
On March 1, 2024, the Company issued and sold 5,750,000 shares of Class A common stock at a price of $12.00 per share for net proceeds of $66.0 million after deducting underwriting discounts and offering costs. In connection with the Vesting Acceleration, we expect to use some or all of such proceeds to settle the conversion of certain ACUs of PWP OpCo into cash in an aggregate amount up to the converting unitholders’ estimated tax liability. Refer to Note 18—Subsequent Events in the notes to the condensed consolidated financial statements for further information regarding the Vesting Acceleration.
The Company has a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Additionally, up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement. As of March 31, 2024, the Company had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.

Based on current market conditions, we believe that our cash on hand, net cash generated from operations and the available borrowing capacity under our Revolving Credit Facility will be sufficient to meet our operating needs and commitments for the next twelve months; however, if these sources of liquidity are not sufficient, we may seek additional debt or equity financing.
Cash Flows
A summary of our operating, investing and financing cash flows is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Cash Provided By (Used In) Operating Activities
Net income (loss)	$(70,000)	$(27,420)
Non-cash charges and other operating activity adjustments	57,495	55,547
Other operating activities	(193,840)	(160,069)
Total operating activities	(206,345)	(131,942)
Investing Activities	82,727	97,724
Financing Activities	33,793	(33,230)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(658)	863
Net increase (decrease) in cash, cash equivalents and restricted cash	(90,483)	(66,585)
Cash, cash equivalents and restricted cash, beginning of period	250,102	174,166
Cash, cash equivalents and restricted cash, end of period	$159,619	$107,581
Three Months Ended March 31, 2024
Operating activities resulted in a net cash outflow of $206.3 million primarily attributable to an increase in client receivables and cash operating expense outflows, including discretionary bonuses paid during the first quarter of 2024 with respect to prior year compensation expense.
Investing activities resulted in a net cash inflow of $82.7 million attributable to the maturation of investments in U.S. Treasury securities partially offset by capital expenditures related to our office space renovations.
Financing activities resulted in a net cash inflow of $33.8 million primarily due to the issuance of 5,750,000 shares of Class A common stock for net proceeds of $66.0 million, partially offset by distributions to partners, withholding tax payments for vested PWP Incentive Plan Awards, and dividend payments.
Three Months Ended March 31, 2023
Operating activities resulted in a net cash outflow of $131.9 million primarily attributable to cash operating expense outflows, including discretionary bonuses paid during the first quarter of 2023 with respect to prior year compensation expense, partially offset by cash collections from clients.
Investing activities resulted in a net cash inflow of $97.7 million largely attributable to the maturation of investments in U.S. Treasury securities, net of additional investments in U.S. Treasury securities as well as capital expenditures associated with the renovation of the New York office space and relocation of the London office space.
Financing activities resulted in a net cash outflow of $33.2 million primarily related to the repurchase of shares pursuant to the stock repurchase program, withholding tax payments for vested PWP Incentive Plan Awards, distributions to partners, and dividend payments.
Share Repurchase Program
The Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock with no requirement to purchase any minimum number of shares. No shares were repurchased during the three months ended March 31, 2024. As of March 31, 2024, $108.8 million remains of the combined $200.0 million share repurchase authorization.

Exchange Rights
In accordance with the limited partnership agreement of PWP OpCo, holders of PWP OpCo Units (other than the Company) may exchange these units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock with the form of consideration determined by the Company. See Note 9—Stockholders’ Equity in the notes to the condensed consolidated financial statements included elsewhere in the Form 10-Q for further information.
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
Other Commitments and Contractual Obligations
Sponsor Share Surrender and Share Restriction Agreement
As a result of the Business Combination and related agreements, the Company has the right to purchase up to 1,000,000 founder shares of PWP at a purchase price of $15.00 per share if the Company’s Class A common stock reaches a closing share price of greater than $15.00 per share for a specified number of trading days. See Note 11—Stockholders’ Equity in the notes to the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for further information.
Tax Receivable Agreement
As of March 31, 2024, we had an amount due of $34.2 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date. See Note 15—Related Party Transactions in the notes to the condensed consolidated financial statements included elsewhere in the Form 10-Q for further information as well as the expected timing of payments.
Leases
We have various non-cancelable operating leases in connection with the leases of our office spaces and equipment. As of March 31, 2024, we had $176.3 million of operating lease liabilities. See Note 4—Leases in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information as well as the expected timing of payments.
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
When we invest our excess cash, we manage our credit risk exposure by holding investments primarily with investment grade credit quality.
Exchange Rate Risk
The Company is exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of its operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the three months ended March 31, 2024 and 2023, the net impact of non-functional currency related transaction gains (losses) recorded in Other income (expense) on our Condensed Consolidated Statements of Operations was $0.5 million and $(1.1) million, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the strength of the U.S. dollar fluctuated. For the three months ended March 31, 2024 and 2023, the net impact of the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) within our Condensed Consolidated Statements of Comprehensive Income (Loss) was $(1.2) million and $1.6 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future. As of March 31, 2024, we held cash balances of $22.0 million in non-U.S. dollar currencies, composed of pound sterling, euros, and Canadian dollars.
Critical Accounting Estimates
This Quarterly Report on Form 10-Q should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K filed on February 23, 2024 regarding these critical accounting estimates. For changes to our critical accounting estimates during the three months ended March 31, 2024, refer to Note 2—Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For details on the current legal proceedings, refer to Note 16—Commitments and Contingencies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes or updates to our risk factors that were previously disclosed in “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 23, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table summarizes our repurchase of equity securities during the three months ended March 31, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2024 - January 31, 2024	—	$—	—	$108,823,525
February 1, 2024 - February 28, 2024	—	$—	—	$108,823,525
March 1, 2024 - March 31, 2024	—	$—	—	$108,823,525
Total	—	$—	—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PERELLA WEINBERG PARTNERS

Date: May 3, 2024	By:	/s/ ANDREW BEDNAR
Andrew Bednar
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2024	By:	/s/ ALEXANDRA GOTTSCHALK
Alexandra Gottschalk
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)