Form 10-Q
period 2024-06-30
Perella Weinberg Partners
filed 2024-08-02
CIK 1777835

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2024, the registrant had 52,535,701 shares of Class A common stock, par value $0.0001 per share, and 33,303,517 shares of Class B common stock, par value $0.0001 per share, outstanding.

Perella Weinberg Partners
Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023	4
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2024 and 2023	6
	Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests for the Three and Six Months Ended June 30, 2024 and 2023	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
Signatures		36

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in Thousands, Except Per Share and Per Unit Amounts)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$185,280	$247,171
Restricted cash	1,231	2,931
Investments in short-term marketable debt securities	—	91,174
Accounts receivable, net of allowance	90,519	47,771
Due from related parties	3,593	3,575
Fixed assets, net of accumulated depreciation and amortization	90,913	93,652
Intangible assets, net of accumulated amortization	15,902	19,192
Goodwill	34,383	34,383
Prepaid expenses and other assets	32,166	30,871
Right-of-use lease assets	139,376	143,935
Deferred tax assets, net	52,147	46,453
Total assets	$645,510	$761,108
Liabilities, Redeemable Non-Controlling Interests, and Equity
Accrued compensation and benefits	$132,777	$233,927
Accounts payable, accrued expenses and other liabilities	74,019	52,106
Lease liabilities	181,478	175,901
Amount due pursuant to tax receivable agreement	33,845	30,928
Total liabilities	422,119	492,862
Commitments and Contingencies (Note 16)
Redeemable non-controlling interests, 32,884,770 units at redemption value of $15.40 per unit as of June 30, 2024	506,366	—
Equity
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 66,115,225 issued and 52,535,701 outstanding at June 30, 2024; 1,500,000,000 shares authorized, 57,361,073 issued and 44,642,849 outstanding at December 31, 2023)	7	6
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 33,303,517 issued and outstanding at June 30, 2024; 600,000,000 shares authorized, 41,589,339 issued and outstanding at December 31, 2023)	3	4
Preferred stock, par value $0.0001 per share (100,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023)	—	—
Additional paid-in-capital	4,115	312,523
Retained earnings (accumulated deficit)	(167,852)	(54,650)
Accumulated other comprehensive income (loss)	(5,166)	(4,480)
Treasury stock, at cost (13,579,524 and 12,718,224 shares of Class A common stock at June 30, 2024 and December 31, 2023, respectively)	(114,082)	(100,747)
Total Perella Weinberg Partners equity	(282,975)	152,656
Non-controlling interests	—	115,590
Total equity	(282,975)	268,246
Total liabilities, redeemable non-controlling interests, and equity	$645,510	$761,108
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$271,998	$165,545	$374,125	$296,971
Expenses
Compensation and benefits	149,973	106,216	218,563	176,179
Equity-based compensation	160,498	42,212	207,305	89,883
Total compensation and benefits	310,471	148,428	425,868	266,062
Professional fees	11,743	8,737	22,803	16,290
Technology and infrastructure	9,125	9,293	17,897	17,805
Rent and occupancy	5,860	6,678	12,137	14,092
Travel and related expenses	4,700	4,726	9,285	9,500
General, administrative and other expenses	7,223	5,796	11,742	11,190
Depreciation and amortization	5,108	3,639	10,188	6,474
Total expenses	354,230	187,297	509,920	341,413
Operating income (loss)	(82,232)	(21,752)	(135,795)	(44,442)
Non-operating income (expenses)
Related party income	—	276	—	549
Other income (expense)	745	(1,337)	3,402	(1,054)
Total non-operating income (expenses)	745	(1,061)	3,402	(505)
Income (loss) before income taxes	(81,487)	(22,813)	(132,393)	(44,947)
Income tax expense (benefit)	(642)	(4,543)	18,452	743
Net income (loss)	(80,845)	(18,270)	(150,845)	(45,690)
Less: Net income (loss) attributable to non-controlling interests	(14,817)	(18,629)	(48,973)	(40,926)
Net income (loss) attributable to Perella Weinberg Partners	$(66,028)	$359	$(101,872)	$(4,764)
Net income (loss) per share attributable to Class A common shareholders
Basic	$(1.21)	$0.01	$(1.96)	$(0.11)
Diluted	$(1.21)	$(0.19)	$(1.96)	$(0.56)
Weighted-average shares of Class A common stock outstanding
Basic	54,589,542	42,743,611	51,894,913	42,531,895
Diluted	54,589,542	86,521,626	51,894,913	86,566,075

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(80,845)	$(18,270)	$(150,845)	$(45,690)
Foreign currency translation gain (loss), net of tax	(16)	1,898	(1,206)	3,483
Comprehensive income (loss)	(80,861)	(16,372)	(152,051)	(42,207)
Less: Comprehensive income (loss) attributable to non-controlling interests	(14,781)	(17,661)	(49,493)	(39,159)
Comprehensive income (loss) attributable to Perella Weinberg Partners	$(66,080)	$1,289	$(102,558)	$(3,048)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance at December 31, 2023	57,361,073	41,589,339	(12,718,224)	$6	$4	$(100,747)	$312,523	$(54,650)	$(4,480)	$115,590	$268,246	$—
Net income (loss)	—	—	—	—	—	—	—	(35,844)	—	(34,156)	(70,000)	—
Equity-based awards	—	—	—	—	—	—	33,371	—	—	13,942	47,313	—
Distributions to partners	—	—	—	—	—	—	—	—	—	(2,867)	(2,867)	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	2,086,273	—	113,673	—	—	1,364	(1,143)	(221)	—	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(24,568)	—	—	—	(24,568)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	150	(5,265)	—	—	(5,115)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(634)	(556)	(1,190)	—
Other	—	—	—	—	—	—	656	—	—	(11)	645	—
Issuance of Class A common stock in public offering (Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests)	5,750,000	—	—	1	—	—	65,986	—	—	—	65,987	—
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests)	794,146	(793,354)	—	—	—	—	570	—	—	—	570	—
Change in ownership interests	—	—	—	—	—	—	(25,168)	—	—	25,168	—	—
Balance at March 31, 2024	65,991,492	40,795,985	(12,604,551)	$7	$4	$(99,383)	$362,377	$(95,980)	$(5,114)	$117,110	$279,021	$—
Effect of the Merger and related transactions	—	(6,149,211)	—	—	(1)	—	64	—	—	(109,737)	(109,674)	97,496
Net income (loss)	—	—	—	—	—	—	—	(66,028)	—	—	(66,028)	(14,817)
Equity-based awards	—	—	—	—	—	—	30,967	—	—	—	30,967	60,794
Distributions to partners	—	—	—	—	—	—	—	—	—	—	—	(2,331)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	123,733	—	25,027	—	—	301	(206)	(95)	—	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards and equity-classified ACUs	—	—	—	—	—	—	(1,264)	—	—	—	(1,264)	(12,534)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	132	(5,749)	—	—	(5,617)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(52)	—	(52)	36
Other	—	—	—	—	—	—	634	—	—	—	634	14
Exchange of PWP OpCo Units and corresponding Class B common stock for cash (Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests)	—	(1,343,257)	—	—	—	—	(19)	—	—	(7,373)	(7,392)	(10,862)
Treasury stock purchase	—	—	(1,000,000)	—	—	(15,000)	—	—	—	—	(15,000)	—
Change in ownership interests	—	—	—	—	—	—	37,735	—	—	—	37,735	(37,735)
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	(426,305)	—	—	—	(426,305)	426,305
Balance at June 30, 2024	66,115,225	33,303,517	(13,579,524)	$7	$3	$(114,082)	$4,115	$(167,852)	$(5,166)	$—	$(282,975)	$506,366
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	52,237,247	44,563,877	(10,492,286)	$5	$4	$(80,067)	$242,129	$(18,071)	$(6,538)	$122,678	$260,140
Net income (loss)	—	—	—	—	—	—	—	(5,123)	—	(22,297)	(27,420)
Equity-based awards	—	—	—	—	—	—	27,932	—	—	20,334	48,266
Distributions to partners	—	—	—	—	—	—	—	—	—	(3,119)	(3,119)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	1,250,162	—	99,057	—	—	1,189	(1,189)	—	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(11,356)	—	—	—	(11,356)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	169	(4,925)	—	—	(4,756)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	786	799	1,585
Other	—	—	—	—	—	—	(14)	—	—	(17)	(31)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests)	786,644	(785,862)	—	—	—	—	457	—	—	—	457
Treasury stock purchase	—	—	(1,457,304)	—	—	(14,754)	—	—	—	—	(14,754)
Change in ownership interests	—	—	—	—	—	—	2,678	—	—	(2,678)	—
Balance at March 31, 2023	54,274,053	43,778,015	(11,850,533)	$5	$4	$(93,632)	$260,806	$(28,119)	$(5,752)	$115,700	$249,012
Net income (loss)	—	—	—	—	—	—	—	359	—	(18,629)	(18,270)
Equity-based awards	—	—	—	—	—	—	24,173	—	—	18,407	42,580
Distributions to partners	—	—	—	—	—	—	—	—	—	(5,692)	(5,692)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	97,163	—	24,386	—	—	293	(189)	(98)	—	—	6
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(453)	—	—	—	(453)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	156	(4,758)	—	—	(4,602)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	930	968	1,898
Other	—	—	—	—	—	—	747	—	—	777	1,524
Treasury stock purchase	—	—	(919,379)	—	—	(7,735)	—	—	—	—	(7,735)
Change in ownership interests	—	—	—	—	—	—	(5,923)	—	—	5,923	—
Balance at June 30, 2023	54,371,216	43,778,015	(12,745,526)	$5	$4	$(101,074)	$279,317	$(32,616)	$(4,822)	$117,454	$258,268
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(150,845)	$(45,690)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based awards vesting expense	137,392	90,846
Depreciation and amortization	10,188	6,474
Bad debt expense	3,544	1,065
Foreign currency revaluation	(513)	1,401
Non-cash operating lease expense	5,250	7,006
Deferred taxes	(992)	343
Other	607	79
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	(46,903)	16,431
Due from related parties	(18)	(138)
Prepaid expenses and other assets	(1,486)	1,364
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(106,841)	(126,207)
Accounts payable, accrued expenses and other liabilities	29,361	(8,033)
Lease liabilities	4,920	4,692
Net cash provided by (used in) operating activities	(116,336)	(50,367)
Cash flows from investing activities
Purchases of fixed assets	(14,724)	(34,829)
Purchases of investments in short-term marketable debt securities	—	(49,733)
Maturities of investments in short-term marketable debt securities	91,188	140,551
Other	—	488
Net cash provided by (used in) investing activities	76,464	56,477
Cash flows from financing activities
Proceeds from issuance of Class A common stock in public offering, net of underwriting discount and offering costs	65,986	—
Exchange of PWP OpCo Units and corresponding Class B common stock for cash	(19,382)	—
Withholding tax payments for vested PWP Incentive Plan Awards and equity-classified ACUs	(38,366)	(11,809)
Distributions to partners	(5,198)	(8,811)
Dividends paid on Class A and Class B common stock	(8,628)	(6,502)
Treasury stock purchases	(15,000)	(22,489)
Payments pursuant to tax receivable agreement	—	(472)
Other	(2,369)	—
Net cash provided by (used in) financing activities	(22,957)	(50,083)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(762)	2,217
Net increase (decrease) in cash, cash equivalents and restricted cash	(63,591)	(41,756)
Cash, cash equivalents and restricted cash, beginning of period	250,102	174,166
Cash, cash equivalents and restricted cash, end of period	$186,511	$132,410
Supplemental disclosure of non-cash activities
Lease liabilities arising from obtaining right-of-use lease assets	$1,060	$178
Accrued capital expenditures	$793	$6,906
Accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards	$4,142	$3,781
Non-cash paydown of Partner promissory notes	$896	$1,547
Deferred tax effect resulting from changes in ownership and exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$1,848	$457
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,039	$4,185

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
On December 31, 2023, as part of an internal reorganization, Professional Partners was divided into three partnerships pursuant to a plan of division (the “Division”), which, among other things, provided that (i) all of its limited partnership interests in PWP OpCo were allocated to one of the divided partnerships, PWP AdCo Professionals LP (“AdCo Professionals”), (ii) all of its shares of Class B-1 common stock of the Company were allocated to another divided partnership, PWP VoteCo Professionals LP (“VoteCo Professionals”) and (iii) PWP Professional Partners LP changed its name to PWP AmCo Professionals LP. On April 1, 2024, as part of this internal reorganization, AdCo Professionals merged with and into PWP OpCo (the “Merger”). At the time of the Merger, (i) the original capital units (“OCUs”), value capital units (“VCUs”), and alignment capital units (“ACUs”) of AdCo Professionals were converted into an equivalent number of newly created OCUs, VCUs and ACUs of PWP OpCo, (ii) the net assets of AdCo Professionals became the net assets of PWP OpCo and (iii) PWP OpCo adopted an amended and restated limited partnership agreement (the “PWP OpCo LPA”) that permits the Company to settle quarterly exchanges in cash or shares at the Company’s discretion. The principal purpose of the internal reorganization was to simplify the structure for the partners in Professional Partners with respect to their indirect interests in PWP OpCo. There was no consideration exchanged in connection with the Division or the Merger, and neither the Division nor the Merger affected the respective rights or economic interests of the Company, PWP GP LLC (“PWP GP”), or any limited partner with respect to PWP OpCo. Refer to Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests and Note 11—Equity-Based Compensation for additional information on the Merger and related transactions.
The operations of PWP OpCo are conducted through a wholly-owned subsidiary, Perella Weinberg Partners Group LP, and its subsidiaries which are consolidated in these financial statements. PWP GP is the general partner that controls PWP OpCo. The limited partner interests of PWP OpCo are held by the Company, an Investor Limited Partner (the “ILP”), and certain current and former working partners. The Company shareholders are entitled to receive a portion of PWP OpCo’s economics through their direct ownership interests in shares of Class A common stock of PWP. The non-controlling interest owners of PWP OpCo receive economics through ownership of PWP OpCo Class A partnership units (“PWP OpCo Units”).
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of June 30, 2024 and December 31, 2023, the net assets of PWP OpCo were $217.2 million and $249.6 million, respectively. As of June 30, 2024 and December 31, 2023, the Company did not consolidate any VIEs other than PWP OpCo.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any highly liquid investments with original maturities of three months or less from the date of purchase. Cash account balances often exceed federally insured limits. Restricted cash represents cash that is not readily available for general purpose cash needs. As of June 30, 2024 and December 31, 2023, the Company had no cash equivalents and had restricted cash of $1.2 million and $2.9 million, respectively, maintained as collateral for letters of credit related to certain office leases. The sum of Cash and cash equivalents and Restricted cash on the Condensed Consolidated Statements of Financial Condition corresponds to the total cash, cash equivalents, and restricted cash presented on the Condensed Consolidated Statements of Cash Flows.
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $(0.2) million and $0.3 million during the three and six months ended June 30, 2024, respectively, and $(1.1) million and $(2.2) million for the three and six months ended June 30, 2023, respectively, which are included in Other income (expense) in the Condensed Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and profit and loss activity is generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Equity-Based Compensation
Equity-based compensation relates to equity-based awards granted to employees and partners of the Company. Equity-based compensation expense is recognized over the requisite vesting period or requisite service period in an amount equal to the grant date fair value (for equity-classified awards) or the settlement fair value (for liability-classified awards). Equity-based compensation expense for employees and partners is included in Equity-based compensation on the Condensed Consolidated Statements of Operations and equity-based compensation expense for non-employees is included in Professional fees on the Condensed Consolidated Statements of Operations. The Company accounts for forfeitures of awards as they occur rather than applying an estimated forfeiture rate. For an award with service-only conditions that has a graded vesting schedule, the Company recognizes the compensation cost for the entire award on a straight-line basis over the requisite service period, ensuring that the amount recognized is at least equal to the vested portion of the award at each reporting date.
Redeemable Non-Controlling Interests
For entities that are consolidated but not 100% owned, a portion of the income or loss and equity is allocated to holders of the non-controlling interest. Profits and losses of PWP OpCo are allocated to the non-controlling interests in proportion to their ownership interest regardless of their basis, with an exception for certain equity-based compensation expense which was fully attributed to non-controlling interests prior to the Merger. Refer to Note 11—Equity-Based Compensation for further information.
As a result of the Merger, Non-controlling interests presented within equity on the Condensed Consolidated Statements of Financial Condition were reclassified to Redeemable non-controlling interests within temporary equity. Redeemable non-controlling interests are recorded at their current redemption value, which corresponds to the price of the Company’s Class A common stock. Changes in the current redemption value are recorded to Additional paid-in capital, or Retained earnings (deficit) to the extent there is insufficient Additional paid-in capital, immediately as they occur. When the Company has an unconditional obligation to purchase the Redeemable non-controlling interests for cash, the mandatorily redeemable interests are reclassified from temporary equity to a liability with changes in fair value recorded to Other income (loss) in the Condensed Consolidated Statements of Operations. As of June 30, 2024, there were no non-controlling interests considered mandatorily redeemable.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Over time	$261,860	$157,469	$362,865	$281,798
Point in time	10,138	8,076	11,260	15,173
Total revenues	$271,998	$165,545	$374,125	$296,971
Reimbursable expenses billed to clients were $1.5 million and $3.4 million for the three and six months ended June 30, 2024, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2023, respectively.
Performance Obligations and Contract Balances
As of June 30, 2024, the aggregate amount of the transaction price, as defined in the Codification, allocated to performance obligations yet to be satisfied was $0.3 million, and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services. The Company recognized revenue of $207.2 million and $265.4 million during the three and six months ended June 30, 2024, respectively, and $86.8 million and $181.0 million during the three and six months ended June 30, 2023, respectively, related to performance obligations that were satisfied or partially satisfied in prior periods. These amounts were recognized upon the resolution of revenue constraints and uncertainties in the respective periods and were generally related to transaction-related advisory services.
As of June 30, 2024 and December 31, 2023, the Company recorded $6.8 million and $0.9 million, respectively, for contract liabilities which are presented within Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition. The Company recognized previously deferred revenue of $1.6 million and $0.7 million for the three and six months ended June 30, 2024, respectively, and $1.2 million and $3.4 million for the three and six months ended June 30, 2023, respectively, which was primarily related to transaction-related advisory services that are recognized over time.
Accounts Receivable and Allowance for Credit Losses
As of June 30, 2024 and December 31, 2023, $16.2 million and $7.1 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. These amounts have been recognized as revenue in accordance with the Company’s revenue recognition policies but remain unbilled at the end of the period. As of June 30, 2024, certain accounts receivable in the aggregate amount of $38.0 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with one client. Of that amount, all was subsequently received after June 30, 2024. As of December 31, 2023, certain accounts receivable in the aggregate amount of $17.3 million, were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end.
The allowance for credit losses activity for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$2,685	$1,227	$2,198	$1,143
Bad debt expense	2,957	903	3,544	1,065
Write-offs	(4,465)	(198)	(4,536)	(281)
Recoveries	—	82	—	82
Foreign currency translation and other adjustments	23	7	(6)	12
Ending balance	$1,200	$2,021	$1,200	$2,021

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 4—Leases
The Company leases office space and equipment under operating lease agreements. The following is information related to such operating leases:

	June 30, 2024	December 31, 2023
Weighted-average discount rate – operating leases	4.8%	4.7%
Weighted-average remaining lease term – operating leases	13.9 years	14.3 years

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$4,691	$5,388	$9,429	$10,772
Variable lease cost	604	594	1,504	1,944
Sublease income – operating leases	—	(160)	—	(319)
Total net lease cost	$5,295	$5,822	$10,933	$12,397

Net cash outflows on operating leases(1)	$(2,653)	$(2,857)	$(749)	$(466)
__________________
(1)Presented net of lease incentives received, including landlord contributions to tenant improvements.
As of June 30, 2024, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases
Remainder of 2024	$3,501
2025	18,822
2026	20,189
2027	19,357
2028	17,565
Thereafter	173,464
Total lease payments(1)	252,898
Less: Imputed Interest	(71,420)
Total lease liabilities	$181,478
__________________
(1)Total future lease payments are presented net of expected lease incentives, including landlord contributions to tenant improvements.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 5—Intangible Assets
The following table provides the detail of the Company’s intangible assets:

	June 30, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(35,945)	$11,455
Trade names and trademarks	18,400	(13,953)	4,447
Total	$65,800	$(49,898)	$15,902

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(33,575)	$13,825
Trade names and trademarks	18,400	(13,033)	5,367
Total	$65,800	$(46,608)	$19,192
The intangible assets are being amortized over an average useful life of ten years and resulted in amortization expense of $1.6 million and $3.3 million for the three and six months ended, respectively, for both June 30, 2024 and 2023, all of which is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations. Amortization of intangible assets held at June 30, 2024 is expected to be $6.6 million for each of the years ending December 31, 2024 and 2025 and $6.0 million for the year ending December 31, 2026. These intangible assets will be fully amortized by November 30, 2026.
Note 6—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries. None of the SEC-regulated subsidiaries hold funds or securities for, or owe money or securities to, clients or carry accounts of or for clients, and as such are all exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of June 30, 2024 and December 31, 2023, all regulated subsidiaries had capital in excess of their applicable minimum capital requirements. As a result of the minimum capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.
Note 7—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Leasehold improvements	$81,820	$79,719
Furniture and fixtures	12,735	12,442
Equipment	23,603	22,522
Software	6,017	5,756
Total	124,175	120,439
Less: Accumulated depreciation and amortization	(33,262)	(26,787)
Fixed assets, net	$90,913	$93,652

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Depreciation expense related to fixed assets was $3.4 million and $6.8 million for the three and six months ended June 30, 2024, respectively, and $1.9 million and $3.0 million for the three and six months ended June 30, 2023, respectively. Amortization expense related to software costs was immaterial for the three and six months ended June 30, 2024 and 2023.
Note 8—Income Taxes
The following table summarizes the Company’s tax position for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss) before income taxes	$(81,487)	$(22,813)	$(132,393)	$(44,947)
Income tax expense (benefit)	$(642)	$(4,543)	$18,452	$743
Effective income tax rate	0.8%	19.9%	(13.9)%	(1.7)%
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
Neither the Company nor its subsidiaries recognized any gain or loss for income tax purposes as a result of the Division or the Merger.
The Company recorded a liability for unrecognized tax benefits of $3.7 million as of June 30, 2024 and December 31, 2023, primarily related to potential double taxation at certain of its foreign subsidiaries. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.
Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests
Class A Common Stock Offering
On March 1, 2024, the Company issued and sold 5,750,000 shares of Class A common stock at a price of $12.00 per share for net proceeds of $66.0 million after deducting underwriting discounts and offering costs.
Share Repurchases
On February 16, 2022, the Company’s Board of Directors initially approved a stock repurchase program and the authorized amount under such program was increased on February 8, 2023 such that the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock. On June 3, 2024, the Company repurchased 1,000,000 founder shares at a purchase price of $15.00 per share for a total purchase price of $15.0 million. Since inception of the share repurchase program, 12,920,699 shares have been purchased at an average price per share of $8.22 through June 30, 2024. Prior to the implementation of the stock repurchase program, on August 9, 2021, the Company repurchased 1,000,000 founder shares at a purchase price of $12.00 per share for a total purchase price of $12.0 million.
Redeemable Non-Controlling Interests
As a result of the Merger, the Non-controlling interests on the Condensed Consolidated Statements of Financial Condition were reclassified to Redeemable non-controlling interests within temporary equity. Redeemable non-controlling interests are presented at the current redemption value and represent the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. As of June 30, 2024, the current and former working partners and the ILP collectively own 32,884,770 PWP OpCo Units, which represent a 38.5% non-controlling ownership interest in PWP OpCo.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Exchange Rights
Holders of PWP OpCo Units (the “PWP OpCo Unitholders”) other than the Company may exchange their units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock and (iii) subsequent to the Merger, cash from any other source. Concurrently with an exchange, such PWP OpCo Unitholder is required to surrender shares of Class B common stock for additional shares of Class A common stock or cash at a conversion rate of 0.001. Whether the exchanging PWP OpCo Unitholder receives cash or Class A common stock in exchange for their PWP OpCo Units and Class B common stock is at the Company’s option. Working partners are restricted in their ability to exchange PWP OpCo Units for a period between three to five years after the Closing. PWP GP may waive, and in certain cases has waived, the foregoing restrictions for any holder with respect to all or a portion of such holder’s units, with no obligation to do so for any other holder. During the three months ended June 30, 2024, the Company elected to settle exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for $19.5 million in cash, of which $0.1 million of related tax withholding remained unpaid as of June 30, 2024. During the six months ended June 30, 2024, in addition to the cash-settled exchange, the Company settled exchanges in the first quarter of 2024 for 794,146 shares of Class A common stock. During the six months ended June 30, 2023, the Company settled exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for 786,644 shares of Class A common stock. There were no exchanges during the three months ended June 30, 2023. To the extent an exchange creates a step-up in tax basis, the Company records an increase in Deferred tax assets, net, Amounts due pursuant to tax receivable agreement, and Additional paid-in-capital.
Note 10—Debt
As of June 30, 2024, and December 31, 2023, the Company had no outstanding debt. The Company has a revolving credit facility (the “Revolving Credit Facility”) through a credit agreement with Cadence Bank, N.A. (“Cadence Bank”), dated November 30, 2016 (as amended, the “Credit Agreement”), with an available line of credit of $50.0 million with up to $20.0 million of available incremental revolving commitments, and a maturity date of July 1, 2025. Issuance costs incurred related to the Credit Agreement are amortized as interest expense using the effective interest method over the life of the Revolving Credit Facility. The Company is also charged a quarterly commitment fee of 0.25% on any unused portion of the line of credit, which is recorded as interest expense. Interest expense related to the Revolving Credit Facility was immaterial during the three and six months ended June 30, 2024 and June 30, 2023 and is included within Other income (expense) in the Condensed Consolidated Statements of Operations.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
During the third quarter of 2021, in connection with the Business Combination, the Company granted awards (the “Business Combination Awards”) in the form of (a) RSUs that vest upon the achievement of service conditions (“Transaction RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions, including certain long-term incentive awards granted to management (“Transaction PSUs”). As of June 30, 2024, the $12.00, $13.50, and $15.00 price targets were met for the Transaction PSUs.
The Company grants units from the General Share Reserve from time to time in the ordinary course of business in the form of (a) RSUs that vest upon the achievement of service conditions (“General RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions (“General PSUs”). During the six months ended June 30, 2024 and 2023, the Company granted 6,773,129 and 6,857,726 General RSUs, respectively, at a weighted average grant date fair value of $13.47 and $10.13 per award, respectively. During the six months ended June 30, 2024 and 2023, 4,009,592 and 2,564,468 General RSUs vested with a total fair value of $53.2 million and $25.8 million, respectively. During the six months ended June 30, 2023, the Company granted 1,000,000 General PSUs at a weighted average grant date fair value of $6.02 per award. No General PSUs were granted during the six months ended June 30, 2024. As of June 30, 2024, the $15.00 price target was met for General PSUs.
Legacy Awards and Professional Partners Awards
Prior to the Business Combination, Professional Partners granted certain equity-based awards to partners providing services to PWP OpCo (the “Legacy Awards”). In connection with the Business Combination and a related internal reorganization of Professional Partners, existing Legacy Awards were canceled and replaced by converting each limited partner’s capital interests in Professional Partners attributable to PWP OpCo into OCUs, VCUs, and/or ACUs. The OCUs were fully vested upon recapitalization. The VCUs and ACUs (collectively, “Professional Partners Awards”) were held by current working partners and required services to be performed on behalf of PWP OpCo. The Professional Partners Awards were generally subject to a service-based graded vesting schedule over a three to five-year requisite service period. Once vested, the Professional Partners Awards became OCUs, other than the cash-settled ACUs referenced below, and are eligible for the same exchange rights as other PWP OpCo Units, subject to certain lock-up periods. Refer to Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests for more information on exchange rights.
At the time of the Merger, the Company entered into vesting acceleration agreements with certain holders of Professional Partners Awards (the “Accelerated Units”) to accelerate vesting during the second quarter of 2024 (the “Vesting Acceleration”). The Accelerated Units are generally subject to a lock-up period that is identical to the lockup period applicable to such units prior to the Vesting Acceleration. The Company also provided each holder of Accelerated Units that are ACUs the ability to convert a portion of such holder’s ACUs into cash upon vesting in an aggregate amount up to such holder’s estimated tax liability. The principal purpose of the Vesting Acceleration was to facilitate the payment of taxes associated with ACU vesting to align with the treatment of vested restricted stock units of the Company.
As a result of the Merger and Vesting Acceleration, certain Professional Partners Awards were modified from equity-classified to liability-classified awards with changes in fair value generally recorded as incremental equity-based compensation expense through the date of vesting. During the three months ended June 30, 2024, the Company recorded $130.0 million of equity-based compensation expense related to the acceleration of the Professional Partners Awards. Of that amount, $69.2 million was related to liability-classified awards.
In connection with the Vesting Acceleration, the Company paid or accrued a combined $86.6 million in settlement of 6,149,211 ACUs and corresponding shares of Class B common stock. Of that amount, the Company paid $60.6 million in settlement of liability-classified ACUs and $15.7 million for withholding tax payments on equity-classified ACUs and the settlement of other liabilities. These amounts are included within cash flows from operating activities and financing activities, respectively, on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024. As of June 30, 2024, $10.3 million of withholding taxes payable is included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statement of Financial Condition.
Prior to the Merger, all of the compensation expense and corresponding capital contribution associated with the Legacy Awards and Professional Partners Awards were allocated to Non-controlling interests in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Financial Condition as the granting of the Professional Partners Awards did not change Professional Partners’ interest in PWP OpCo and did not economically dilute Perella Weinberg Partners shareholders relative to Professional Partners. As a result of the Merger, the Professional Partners Awards are held directly at PWP OpCo and PWP OpCo as a whole bears the cost of the cash settlement feature of the awards. As a result, subsequent to the Merger, the Company allocates the costs associated with the Professional Partners Awards between Perella Weinberg Partners and non-controlling interests in proportion to their ownership interests, which is consistent with the allocation of the other profit and loss activity of PWP OpCo.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the expense related to equity-based awards that were recorded in Professional fees and components of Equity-based compensation included in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Professional fees
PWP Incentive Plan Awards	$508	$368	$1,014	$963

Equity-based compensation
PWP Incentive Plan Awards	$30,459	$23,805	$63,324	$51,142
Legacy Awards	—	3,224	—	6,449
Professional Partners Awards (equity-classified)	60,794	15,183	74,736	32,292
Professional Partners Awards (liability-classified)	69,245	—	69,245	—
Total Equity-based compensation	$160,498	$42,212	$207,305	$89,883

Income tax benefit of equity-based awards	$4,727	$3,065	$9,436	$6,624
As of June 30, 2024, total unrecognized compensation expense related to all unvested equity-based awards was $166.9 million, which is expected to be recognized over a weighted average period of 2.1 years.
Note 12—Other Compensation and Benefits
Compensation and benefits expense consists of salaries, bonuses (discretionary awards and guaranteed amounts), severance, as well as payroll and related taxes and benefits for the Company’s employees. In all instances, compensation expense is accrued over the requisite service period.
Benefit Plans
Certain employees participate in employee benefit plans, which consists of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code, (ii) a U.K. pension scheme for U.K. employees and (iii) a German pension plan for employees in Germany. Expenses related to the Company’s employee benefit plans were $1.8 million and $3.6 million for the three and six months ended June 30, 2024, respectively, and $1.7 million and $3.4 million for the three and six months ended June 30, 2023, respectively, and are included in Compensation and benefits in the Condensed Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Business Realignment
During the second quarter of 2023, the Company began a review of the business, which resulted in headcount reductions in order to improve compensation alignment and to provide greater flexibility to advance strategic opportunities (the “Business Realignment”). In conjunction with the Business Realignment, the Company incurred expenses related to separation and transition benefits of $1.8 million for the six months ended June 30, 2024 and $3.8 million for both the three and six months ended June 30, 2023. Additionally, the Company incurred the acceleration of equity-based compensation amortization (net of forfeitures) of $1.5 million for the six months ended June 30, 2024 and $1.3 million for both the three and six months ended June 30, 2023. Such amounts are presented in Compensation and benefits and Equity-based compensation in the Condensed Consolidated Statements of Operations, respectively. All of the expected Business Realignment costs were incurred as of March 31, 2024.
Activity within Accrued compensation and benefits on the Condensed Consolidated Statements of Financial Condition related to the Business Realignment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$3,138	$—	$12,525	$—
Incurred expenses	—	5,106	3,249	5,106
Non-cash expenses	—	(1,257)	(1,499)	(1,257)
Payments	(2,431)	(537)	(13,568)	(537)
Ending balance	$707	$3,312	$707	$3,312
Note 13—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$(66,028)	$359	$(101,872)	$(4,764)
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	—	(16,980)	—	(43,859)
Net income (loss) attributable to Perella Weinberg Partners – diluted	$(66,028)	$(16,621)	$(101,872)	$(48,623)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	54,589,542	42,743,611	51,894,913	42,531,895
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	—	43,778,015	—	44,034,180
Weighted average shares of Class A common stock outstanding – diluted	54,589,542	86,521,626	51,894,913	86,566,075
Net income (loss) per share attributable to Class A common shareholders
Basic	$(1.21)	$0.01	$(1.96)	$(0.11)
Diluted	$(1.21)	$(0.19)	$(1.96)	$(0.56)

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
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
PWP OpCo Units	33,022,579	—	37,170,827	—
PWP Incentive Plan Awards	9,133,806	275,508	7,205,942	1,001,289
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
As of June 30, 2024 and December 31, 2023, the fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items.

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
The Company held no financial instruments subject to fair value measurement as of June 30, 2024. The Company had no transfers between fair value levels during the three and six months ended June 30, 2024 and 2023.
As of December 31, 2023, the Company’s investment in U.S. Treasury securities is presented within Investments in short-term marketable debt securities on the Condensed Consolidated Statements of Financial Condition, and the aggregate cost basis of the investment was $89.3 million. These U.S. Treasury securities matured in January 2024. The Company had nominal net realized and unrealized gains (losses) on these investments for the three and six months ended June 30, 2024, and $0.3 million and $0.7 million for the three and six months ended June 30, 2023, respectively.
Note 15—Related Party Transactions
PWP Capital Holdings LP
On February 28, 2019, a reorganization of the existing investment banking advisory and asset management businesses of PWP Holdings LP was effected which resulted in the spin-off of its asset management business (the “Separation”). PWP Holdings LP was divided into (i) PWP OpCo, which holds the advisory business and (ii) PWP Capital Holdings LP (“Capital Holdings”), which holds the asset management business. In connection with the Separation, the Company entered into a transition services agreement (the “TSA”) with Capital Holdings under which the Company agreed to provide certain administrative services to Capital Holdings. The TSA was terminated as of January 1, 2024. The Company also subleased certain portions of its office space to Capital Holdings through October 2023. Income earned from Capital Holdings related to the TSA and the sublease is presented within Related party income in the Condensed Consolidated Statements of Operations. Amounts due from Capital Holdings are reflected as Due from related parties on the Condensed Consolidated Statements of Financial Condition as of December 31, 2023, with no amounts due as of June 30, 2024.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and ILPs that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of June 30, 2024, the Company had an amount due of $33.8 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date and is reported within Amount due pursuant to tax receivable agreement on the Condensed Consolidated Statements of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which are exclusive of potential payments in respect of future exchanges and may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2024	$1,105
2025	1,426
2026	1,825
2027	1,896
2028	1,935
Thereafter	25,658
Total payments	$33,845
Partner Promissory Notes and Other Partner Loans
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at a semi-annual rate equal to the Federal Mid-Term Rate. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will and are primarily secured by the partner’s equity interests in PWP OpCo or one of its affiliates. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Condensed Consolidated Statements of Financial Condition in the amounts of $1.2 million and $2.1 million as of June 30, 2024 and December 31, 2023. During the six months ended June 30, 2024, $0.9 million of principal and interest related to Partner Promissory Notes was effectively repaid through the cancellation of PWP OpCo units held by such partners. During the six months ended June 30, 2023, $1.5 million was effectively repaid by foregoing the amount due to such partners under deferred compensation agreements.
In November 2021, PWP OpCo agreed to provide loans to certain partners. As of June 30, 2024 and December 31, 2023, $3.6 million and $3.5 million, respectively, of outstanding loans to certain partners and related interest receivable are recognized in Due from related parties on the Condensed Consolidated Statements of Financial Condition.
Other Related Party Transactions
The Merger on April 1, 2024 was effected to simplify the structure for the partners in Professional Partners with respect to their indirect interests in PWP OpCo. The purpose of the related Vesting Acceleration was to facilitate the payment of taxes associated with ACU vesting to align with the treatment of vested restricted stock units of the Company. Certain holders of these interests in PWP OpCo, including holders of Accelerated Units, are directors and officers of the Company. Refer to Note 11—Equity-Based Compensation for additional information on the Merger and related transactions.
Prior to the Merger, the Company’s U.K. subsidiary, Perella Weinberg UK Limited, as well as Professional Partners and certain partners (including one partner who serves as a Company director and president) were party to a reimbursement agreement, pursuant to which such partners directed Professional Partners to pay distributions related to certain of their Professional Partners Awards first to a subsidiary of the Company, so that the subsidiary could make employment income tax payments on such distributions to the appropriate non-U.S. authorities.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 16—Commitments and Contingencies
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of June 30, 2024 and December 31, 2023, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and, after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the consolidated financial statements of the Company as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023.
In 2015, the Company filed a complaint against three former partners and one former employee which alleges they entered into a scheme while at PWP to lift out the Company’s restructuring group to form a new competing firm that they were secretly forming in breach of their contractual and fiduciary duties. The complaint contains 14 causes of action and seeks declaratory relief as well as damages. Trial is currently scheduled for January 24, 2025 through February 14, 2025.
The Company incurred $3.6 million and $5.9 million during the three and six months ended June 30, 2024, respectively, and immaterial amounts during the three and six months ended June 30, 2023 in legal and professional fees, net of expected insurance reimbursement, related to this litigation. These litigation costs are included in Professional fees in the Condensed Consolidated Statements of Operations.
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
For the three months ended June 30, 2024, revenues of $137.9 million related to two individual clients, each accounting for more than 10% of aggregate revenue, while revenues of $17.0 million related to one individual client, which accounted for more than 10% of aggregate revenue for the three months ended June 30, 2023. For the six months ended June 30, 2024, revenues of $137.9 million related to two individual clients, each accounting for more than 10% of aggregate revenue, while no individual client accounted for more than 10% of aggregate revenue for the six months ended June 30, 2023. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
United States	$239,788	$134,782	$322,477	$230,320
International	32,210	30,763	51,648	66,651
Total	$271,998	$165,545	$374,125	$296,971

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

	June 30, 2024	December 31, 2023
Assets
United States	$505,904	$569,332
International	139,606	191,776
Total	$645,510	$761,108
Note 18—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.
Dividends Declared
On July 31, 2024, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be paid on September 16, 2024 to Class A common stockholders of record on September 5, 2024. Holders of Class B common stock will also receive dividends equal to the amount of dividends declared on 0.001 shares of Class A common stock.

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
Executive Overview
We are a leading global independent advisory firm that provides strategic and financial advice to clients across some of the most active industry sectors and international markets. Our wide range of global clients include large public multinational corporations, mid-sized public and private companies, individual entrepreneurs, private and institutional investors, creditor committees and government institutions.
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
Our core advisory services benefit from macroeconomic changes that impact our client base and lead them to consider business combinations, acquisitions and divestitures, capital raises and restructurings. We continue to invest in our platform to achieve scale, accelerate growth, and deliver value.
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
Compensation and Benefits Expenses
Our compensation and benefits expenses consist of salaries, bonuses (discretionary awards and guaranteed amounts), severance, payroll and related taxes, benefits, and the amortization of equity-based compensation awards that are subject to a service-based vesting condition, and in some cases, a market-based performance vesting condition. These expenses also include signing bonuses and compensation paid pursuant to guarantees for new hires.
Compensation is determined by management based on revenues earned, headcount, labor market conditions, and anticipated compensation requirements for our employees. Such factors can fluctuate, including headcount and revenues earned, and as a result, our compensation expenses may fluctuate materially in any particular period.
Prior to the Merger, the amortization expense for certain equity-based awards granted by Professional Partners was allocated fully to non-controlling interests. As a result of the Merger, these awards are considered granted by PWP OpCo and PWP OpCo as a whole bears the cost of the cash settlement feature of the awards, which was added in conjunction with the Merger. As a result, subsequent to the Merger, the Company allocates the costs associated with these awards between Perella Weinberg Partners and non-controlling interests in proportion to their ownership interests, which is consistent with the allocation of the other profit and loss activity of PWP OpCo.
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
Non-Controlling Interests
Non-controlling interests represent the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners, which are current and former working partners and the ILP. Profits and losses of PWP OpCo are allocated to the non-controlling interests in proportion to their ownership interest regardless of their basis, with an exception for certain equity-based compensation expense which was fully attributed to non-controlling interests prior to the Merger.

Results of Operations
The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Revenues	$271,998	$165,545	64%	$374,125	$296,971	26%
Expenses
Compensation and benefits	149,973	106,216	41%	218,563	176,179	24%
Equity-based compensation	160,498	42,212	280%	207,305	89,883	131%
Total compensation and benefits	310,471	148,428	109%	425,868	266,062	60%
Non-compensation expenses	43,759	38,869	13%	84,052	75,351	12%
Total operating expenses	354,230	187,297	89%	509,920	341,413	49%
Operating income (loss)	(82,232)	(21,752)	(278)%	(135,795)	(44,442)	(206)%
Non-operating income (expenses)
Related party income	—	276	(100)%	—	549	(100)%
Other income (expense)	745	(1,337)	NM	3,402	(1,054)	NM
Total non-operating income (expenses)	745	(1,061)	NM	3,402	(505)	NM
Income (loss) before income taxes	(81,487)	(22,813)	(257)%	(132,393)	(44,947)	(195)%
Income tax expense (benefit)	(642)	(4,543)	86%	18,452	743	NM
Net income (loss)	(80,845)	(18,270)	(343)%	(150,845)	(45,690)	(230)%
Less: Net income (loss) attributable to non-controlling interests	(14,817)	(18,629)	20%	(48,973)	(40,926)	(20)%
Net income (loss) attributable to Perella Weinberg Partners	$(66,028)	$359	NM	$(101,872)	$(4,764)	NM
NM = Not meaningful
Revenues
The following table provides revenue statistics for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Total Advisory Clients	88	88	—	120	124	(4)
Total Clients with Fees Greater than $1.0 million	42	36	6	65	64	1
Revenues were $272.0 million for the three months ended June 30, 2024 as compared with $165.5 million for the three months ended June 30, 2023, representing an increase of 64%. The increase was attributable to increased mergers and acquisition and financing and capital solutions activity, driven by larger transactions and related fee events across the business.

Revenues were $374.1 million for the six months ended June 30, 2024 as compared with $297.0 million for the six months ended June 30, 2023, representing an increase of 26%. Similar to the quarter-to-date period, revenues attributed to mergers and acquisition and financing and capital solutions activity were higher year-over-year, driven by larger transactions and related fee events across the business.
Compensation and Benefits Expenses
For the three months ended June 30, 2024, total compensation and benefits expenses were $310.5 million, an increase of 109% compared with $148.4 million for the three months ended June 30, 2023. The substantial increase in total compensation and benefits expenses was primarily the result of the Vesting Acceleration of the Professional Partners Awards that resulted in $130.0 million of equity-based compensation expense for those awards for the three months ended June 30, 2024, compared to $15.2 million of equity-based compensation expense in the prior year period for those same awards. The overall increase was also driven by higher equity-based compensation expense from the phase-in of our annual award grants and by a higher bonus accrual in the current year period due to a higher revenue base.
For the six months ended June 30, 2024, total compensation and benefits expenses were $425.9 million, an increase of 60% compared with $266.1 million for the six months ended June 30, 2023. Consistent with the three months ended period, the increase in total compensation and benefits expenses was primarily the result of higher equity-based compensation expense as well as a higher bonus accrual due to increased revenues. The Vesting Acceleration resulted in $144.0 million of equity-based compensation related to the Professional Partners Awards as compared to $32.3 million in the prior year period for those same awards.
Non-Compensation Expenses
For the three months ended June 30, 2024, total non-compensation expenses were $43.8 million, an increase of 13% compared with $38.9 million for the three months ended June 30, 2023. The increase in non-compensation expenses was primarily the result of increased legal and consulting spend, bad debt expense, and higher depreciation expense due to new assets being placed in service subsequent to the second quarter of 2023 related to the renovation of the New York office space. These increases were partially offset by lower rent costs and reduced VAT expense.
For the six months ended June 30, 2024, total non-compensation expenses were $84.1 million, an increase of 12% compared with $75.4 million for the six months ended June 30, 2023. Consistent with the three months ended period, the increase in non-compensation expenses was primarily the result of increased legal and consulting spend, bad debt expense, as well as higher depreciation expense due to the timing of leasehold assets being placed in service from our New York and London office renovation and relocation. These increases were partially offset by reduced rent costs, VAT expense, and D&O insurance costs.
Non-Operating Income (Expenses)
For the three months ended June 30, 2024, non-operating income was $0.7 million compared with non-operating expenses of $(1.1) million for the three months ended June 30, 2023. In the current period, non-operating income included interest income partially offset by a loss on fixed asset disposals and a net loss from foreign exchange rate fluctuations. In comparison to the current year, non-operating expenses for the three months ended June 30, 2023 included slightly lower interest income, a larger net loss from foreign exchange rate fluctuations, and a non-operating loss on investment. For both periods, the impact of foreign exchange rate fluctuations was largely related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries.
For the six months ended June 30, 2024, non-operating income was $3.4 million compared with non-operating expenses of $(0.5) million for the six months ended June 30, 2023. In the current period, non-operating income included interest income, which increased from the prior year due to higher interest rates and larger interest-bearing cash balances. Non-operating expenses in the prior year period primarily included interest income offset by a non-operating loss on investment as well as a net loss from foreign exchange rate fluctuations as compared to a nominal net gain during the six months ended June 30, 2024. For both periods, the impact of foreign exchange rate fluctuations was largely related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries.

Income Tax Expense (Benefit)
The Company’s income tax benefit and effective tax rate were $(0.6) million and 0.8%, respectively, for the three months ended June 30, 2024 compared to an income tax benefit and effective tax rate of $(4.5) million and 19.9%, respectively, for the three months ended June 30, 2023. The change in the effective tax rate was primarily due to the relative size of our permanent differences in relation to the pre-tax loss in the respective periods.
The Company’s income tax expense and effective tax rate were $18.5 million and (13.9)%, respectively, for the six months ended June 30, 2024 compared to an income tax expense and effective tax rate of $0.7 million and (1.7)%, respectively, for the six months ended June 30, 2023. The change in the effective tax rate was primarily due to the relative size of our permanent differences in relation to the pre-tax loss in the respective periods, which was partially offset by the recognition of tax benefits associated with the appreciation in our share price upon vesting of RSUs above the original grant price during the six months ended June 30, 2024.
Liquidity and Capital Resources
General
We regularly monitor our liquidity position, including cash and cash equivalents, working capital assets and liabilities, commitments and other liquidity requirements. Our primary sources of liquidity are generally our cash balances, investments in short-term marketable debt securities, the net cash generated from operations, and the available borrowing capacity under our Revolving Credit Facility. Our primary cash needs are for working capital, operating expenses (including cash compensation for our employees), repurchasing shares of the Company’s Class A common stock, withholding tax payments for vested PWP Incentive Plan Awards, cash-settled exchanges of PWP OpCo Units, income taxes, dividends and distributions, capital expenditures, making payments pursuant to the tax receivable agreement, commitments, and strategic investments. We generally pay a significant portion of our annual cash incentive compensation during the first quarter of each calendar year with respect to the prior year’s results. Therefore, levels of cash and/or investments in short-term marketable debt securities generally decline during the first quarter and build over the remainder of the year.
Our current assets are primarily composed of cash, receivables related to fees earned from providing advisory services, certain prepaid expenses and certain amounts due from related parties. Our current liabilities are primarily composed of accrued employee compensation, accounts payable and other accrued expenses. Cash includes cash held at banks, including interest-bearing money market accounts. As of June 30, 2024 and December 31, 2023, we had cash balances of $185.3 million and $247.2 million, respectively, and as of December 31, 2023, investments in short-term marketable debt securities, consisting entirely of U.S. Treasury securities, of $91.2 million.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable typically have net terms of 30 days. Accounts receivable were $90.5 million, net of a $1.2 million allowance for credit losses balance as of June 30, 2024. Accounts receivable were $47.8 million, net of a $2.2 million allowance for credit losses balance as of December 31, 2023.
We have a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Additionally, up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement. As of June 30, 2024, we had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
On March 1, 2024, we issued and sold 5,750,000 shares of Class A common stock at a price of $12.00 per share for net proceeds of $66.0 million after deducting underwriting discounts and offering costs.
During the second quarter of 2024, we paid or accrued a combined $86.6 million in settlement of ACUs in connection with the Vesting Acceleration. Refer to Note 11—Equity-Based Compensation in the notes to the condensed consolidated financial statements for further information regarding the Vesting Acceleration. Also during the second quarter of 2024, we elected to settle exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for $19.5 million in cash.
Based on current market conditions, we believe that our cash on hand, net cash generated from operations and the available borrowing capacity under our Revolving Credit Facility will be sufficient to meet our operating needs and commitments for the next twelve months; however, if these sources of liquidity are not sufficient, we may seek additional debt or equity financing.

Cash Flows
A summary of our operating, investing and financing cash flows is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Cash Provided By (Used In) Operating Activities
Net income (loss)	$(150,845)	$(45,690)
Non-cash charges and other operating activity adjustments	155,476	107,214
Other operating activities	(120,967)	(111,891)
Total operating activities	(116,336)	(50,367)
Investing Activities	76,464	56,477
Financing Activities	(22,957)	(50,083)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(762)	2,217
Net increase (decrease) in cash, cash equivalents and restricted cash	(63,591)	(41,756)
Cash, cash equivalents and restricted cash, beginning of period	250,102	174,166
Cash, cash equivalents and restricted cash, end of period	$186,511	$132,410
Six Months Ended June 30, 2024
Operating activities resulted in a net cash outflow of $116.3 million primarily attributable to an increase in client receivables and cash operating expense outflows, including the settlement of liability-classified ACUs during the second quarter and discretionary bonuses paid during the first quarter of 2024 with respect to prior year compensation expense.
Investing activities resulted in a net cash inflow of $76.5 million attributable to the maturation of investments in U.S. Treasury securities partially offset by capital expenditures related to office space renovations.
Financing activities resulted in a net cash outflow of $23.0 million primarily due to withholding tax payments for vested PWP Incentive Plan Awards and equity-classified ACUs, the cash settlement of exchanges of PWP OpCo Units, share repurchases, dividend payments, and distributions to partners, all of which was partially offset by the issuance of 5,750,000 shares of Class A common stock for net proceeds of $66.0 million.
Six Months Ended June 30, 2023
Operating activities resulted in a net cash outflow of $50.4 million primarily attributable to cash operating expense outflows, including discretionary bonuses paid during the first quarter of 2023 with respect to prior year compensation expense, partially offset by cash collections from clients.
Investing activities resulted in a net cash inflow of $56.5 million largely attributable to the maturation of investments in U.S. Treasury securities, net of additional investments in U.S. Treasury securities as well as capital expenditures related to office space renovations.
Financing activities resulted in a net cash outflow of $50.1 million primarily related to the repurchase of shares pursuant to the stock repurchase program, withholding tax payments for vested PWP Incentive Plan Awards, distributions to partners, and dividend payments.
Share Repurchase Program
Our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $200.0 million of our Class A common stock with no requirement to purchase any minimum number of shares. During the six months ended June 30, 2024, we repurchased 1,000,000 founder shares at a purchase price of $15.00 per share. As of June 30, 2024, $93.8 million remains of the $200.0 million authorized for share repurchases.

Exchange Rights
In accordance with the limited partnership agreement of PWP OpCo, holders of PWP OpCo Units (other than the Company) may exchange these units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock and (iii) subsequent to the Merger, cash from any other source. Whether future exchanges are settled in cash or shares of Class A common stock is at our option and will depend on our liquidity and capital resources, market conditions, the timing and concentration of exchange elections and other factors. See Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests in the notes to the condensed consolidated financial statements included elsewhere in the Form 10-Q for further information.
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
Tax Receivable Agreement
As of June 30, 2024, we had an amount due of $33.8 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date. See Note 15—Related Party Transactions in the notes to the condensed consolidated financial statements included elsewhere in the Form 10-Q for further information as well as the expected timing of payments.
Leases
We have various non-cancelable operating leases for our office space and certain equipment. As of June 30, 2024, we had $181.5 million of operating lease liabilities. See Note 4—Leases in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information as well as the expected timing of payments.
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
Credit Risk
We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality, age of the accounts receivable, and the current economic conditions that may affect a client’s ability to pay such amounts owed to us. We maintain an allowance for credit losses that, in our opinion, provides for an adequate reserve to cover current expected credit losses. Refer to Note 2—Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information.
When we invest our excess cash, we manage our credit risk exposure by holding investments primarily with investment grade credit quality.

Exchange Rate Risk
We are exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of its operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the six months ended June 30, 2024 and 2023, the net impact of non-functional currency related transaction gains (losses) recorded in Other income (expense) on our Condensed Consolidated Statements of Operations was $0.3 million and $(2.2) million, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the strength of the U.S. dollar fluctuated. For the six months ended June 30, 2024 and 2023, the net impact from the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) within our Condensed Consolidated Statements of Comprehensive Income (Loss) was $(1.2) million and $3.5 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future. As of June 30, 2024, we held cash balances of $27.4 million in non-U.S. dollar currencies, composed of pound sterling, euros, and Canadian dollars.
Critical Accounting Estimates
The unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates and the assumptions underlying these estimates are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary. For a discussion of our critical accounting estimates, refer to our Annual Report on Form 10-K filed on February 23, 2024.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes our repurchase of equity securities during the three months ended June 30, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
April 1, 2024 - April 30, 2024	—	$—	—	$108,823,525
May 1, 2024 - May 31, 2024	—	$—	—	$108,823,525
June 1, 2024 - June 30, 2024	1,000,000	$15.00	1,000,000	$93,823,525
Total	1,000,000	$—	1,000,000
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Certificate of Amendment to the Restated Certificate of Incorporation of Perella Weinberg Partners
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERELLA WEINBERG PARTNERS

Date: August 2, 2024	By:	/s/ ANDREW BEDNAR
Andrew Bednar
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2024	By:	/s/ ALEXANDRA GOTTSCHALK
Alexandra Gottschalk
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)