Form 10-Q
period 2024-09-30
Perella Weinberg Partners
filed 2024-11-12
CIK 1777835

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, the registrant had 56,979,451 shares of Class A common stock, par value $0.0001 per share, and 31,184,026 shares of Class B common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in Thousands, Except Per Share and Per Unit Amounts)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$260,201	$247,171
Restricted cash	1,296	2,931
Investments in short-term marketable debt securities	74,947	91,174
Accounts receivable, net of allowance	87,453	47,771
Due from related parties	3,633	3,575
Fixed assets, net of accumulated depreciation and amortization	88,967	93,652
Intangible assets, net of accumulated amortization	14,257	19,192
Goodwill	34,383	34,383
Prepaid expenses and other assets	36,190	30,871
Right-of-use lease assets	143,365	143,935
Deferred tax assets, net	66,225	46,453
Total assets	$810,917	$761,108
Liabilities, Redeemable Non-Controlling Interests, and Equity
Accrued compensation and benefits	$249,907	$233,927
Accounts payable, accrued expenses and other liabilities	84,653	52,106
Lease liabilities	188,399	175,901
Amount due pursuant to tax receivable agreement	46,230	30,928
Total liabilities	569,189	492,862
Commitments and Contingencies (Note 16)
Redeemable non-controlling interests, 31,184,026 units at redemption value of $19.32 per unit as of September 30, 2024	602,503	—
Equity
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 70,342,426 issued and 56,979,451 outstanding at September 30, 2024; 1,500,000,000 shares authorized, 57,361,073 issued and 44,642,849 outstanding at December 31, 2023)	7	6
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 31,184,026 issued and outstanding at September 30, 2024; 600,000,000 shares authorized, 41,589,339 issued and outstanding at December 31, 2023)	3	4
Preferred stock, par value $0.0001 per share (100,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023)	—	—
Additional paid-in-capital	—	312,523
Retained earnings (accumulated deficit)	(246,433)	(54,650)
Accumulated other comprehensive income (loss)	(2,868)	(4,480)
Treasury stock, at cost (13,362,975 and 12,718,224 shares of Class A common stock at September 30, 2024 and December 31, 2023, respectively)	(111,484)	(100,747)
Total Perella Weinberg Partners equity	(360,775)	152,656
Non-controlling interests	—	115,590
Total equity	(360,775)	268,246
Total liabilities, redeemable non-controlling interests, and equity	$810,917	$761,108
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$278,242	$139,003	$652,367	$435,974
Expenses
Compensation and benefits	174,080	84,872	392,643	261,051
Equity-based compensation	28,225	42,892	235,530	132,775
Total compensation and benefits	202,305	127,764	628,173	393,826
Professional fees	9,367	10,256	32,170	26,546
Technology and infrastructure	8,852	8,045	26,749	25,850
Rent and occupancy	6,170	6,766	18,307	20,858
Travel and related expenses	4,497	4,134	13,782	13,634
General, administrative and other expenses	6,027	5,036	17,769	16,226
Depreciation and amortization	5,130	3,694	15,318	10,168
Total expenses	242,348	165,695	752,268	507,108
Operating income (loss)	35,894	(26,692)	(99,901)	(71,134)
Non-operating income (expenses)
Related party income	—	221	—	770
Other income (expense)	457	2,542	3,859	1,488
Total non-operating income (expenses)	457	2,763	3,859	2,258
Income (loss) before income taxes	36,351	(23,929)	(96,042)	(68,876)
Income tax expense (benefit)	7,508	(191)	25,960	552
Net income (loss)	28,843	(23,738)	(122,002)	(69,428)
Less: Net income (loss) attributable to non-controlling interests	12,473	(21,689)	(36,500)	(62,615)
Net income (loss) attributable to Perella Weinberg Partners	$16,370	$(2,049)	$(85,502)	$(6,813)
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.29	$(0.05)	$(1.61)	$(0.16)
Diluted	$0.24	$(0.27)	$(1.61)	$(0.84)
Weighted-average shares of Class A common stock outstanding
Basic	55,513,159	43,123,465	53,115,490	42,731,252
Diluted	69,795,656	86,647,697	53,115,490	86,593,581

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$28,843	$(23,738)	$(122,002)	$(69,428)
Foreign currency translation gain (loss), net of tax	3,704	(2,761)	2,498	722
Comprehensive income (loss)	32,547	(26,499)	(119,504)	(68,706)
Less: Comprehensive income (loss) attributable to non-controlling interests	13,879	(23,067)	(35,614)	(62,226)
Comprehensive income (loss) attributable to Perella Weinberg Partners	$18,668	$(3,432)	$(83,890)	$(6,480)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance at December 31, 2023	57,361,073	41,589,339	(12,718,224)	$6	$4	$(100,747)	$312,523	$(54,650)	$(4,480)	$115,590	$268,246	$—
Net income (loss)	—	—	—	—	—	—	—	(35,844)	—	(34,156)	(70,000)	—
Equity-based awards	—	—	—	—	—	—	33,371	—	—	13,942	47,313	—
Distributions to partners	—	—	—	—	—	—	—	—	—	(2,867)	(2,867)	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	2,086,273	—	113,673	—	—	1,364	(1,143)	(221)	—	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(24,568)	—	—	—	(24,568)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	150	(5,265)	—	—	(5,115)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(634)	(556)	(1,190)	—
Other	—	—	—	—	—	—	656	—	—	(11)	645	—
Issuance of Class A common stock in public offering (Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests)	5,750,000	—	—	1	—	—	65,986	—	—	—	65,987	—
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests)	794,146	(793,354)	—	—	—	—	570	—	—	—	570	—
Change in ownership interests	—	—	—	—	—	—	(25,168)	—	—	25,168	—	—
Balance at March 31, 2024	65,991,492	40,795,985	(12,604,551)	$7	$4	$(99,383)	$362,377	$(95,980)	$(5,114)	$117,110	$279,021	$—
Effect of the Merger and related transactions	—	(6,149,211)	—	—	(1)	—	64	—	—	(109,737)	(109,674)	97,496
Net income (loss)	—	—	—	—	—	—	—	(66,028)	—	—	(66,028)	(14,817)
Equity-based awards	—	—	—	—	—	—	30,967	—	—	—	30,967	60,794
Distributions to partners	—	—	—	—	—	—	—	—	—	—	—	(2,331)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	123,733	—	25,027	—	—	301	(206)	(95)	—	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards and equity-classified ACUs	—	—	—	—	—	—	(1,264)	—	—	—	(1,264)	(12,534)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	132	(5,749)	—	—	(5,617)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(52)	—	(52)	36
Other	—	—	—	—	—	—	634	—	—	—	634	14
Exchange of PWP OpCo Units and corresponding Class B common stock for cash (Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests)	—	(1,343,257)	—	—	—	—	(19)	—	—	(7,373)	(7,392)	(10,862)
Treasury stock purchase	—	—	(1,000,000)	—	—	(15,000)	—	—	—	—	(15,000)	—
Change in ownership interests	—	—	—	—	—	—	37,735	—	—	—	37,735	(37,735)
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	(426,305)	—	—	—	(426,305)	426,305
Balance at June 30, 2024	66,115,225	33,303,517	(13,579,524)	$7	$3	$(114,082)	$4,115	$(167,852)	$(5,166)	$—	$(282,975)	$506,366
Net income (loss)	—	—	—	—	—	—	—	16,370	—	—	16,370	12,473
Reclassification of liability-classified equity-based awards	—	—	—	—	—	—	—	—	—	—	—	6,704
Equity-based awards	—	—	—	—	—	—	28,347	—	—	—	28,347	—
Distributions to partners	—	—	—	—	—	—	—	—	—	—	—	(10,990)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	2,105,592	—	216,549	—	—	2,598	(2,598)	—	—	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(35,580)	—	—	—	(35,580)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	116	(5,564)	—	—	(5,448)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	2,298	—	2,298	1,406
Other	—	—	—	—	—	—	403	—	—	—	403	(6)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests)	2,121,609	(2,119,491)	—	—	—	—	2,360	—	—	—	2,360	—
Change in ownership interests	—	—	—	—	—	—	13,749	—	—	—	13,749	(13,749)
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	(10,912)	(89,387)	—	—	(100,299)	100,299
Balance at September 30, 2024	70,342,426	31,184,026	(13,362,975)	$7	$3	$(111,484)	$—	$(246,433)	$(2,868)	$—	$(360,775)	$602,503
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	52,237,247	44,563,877	(10,492,286)	$5	$4	$(80,067)	$242,129	$(18,071)	$(6,538)	$122,678	$260,140
Net income (loss)	—	—	—	—	—	—	—	(5,123)	—	(22,297)	(27,420)
Equity-based awards	—	—	—	—	—	—	27,932	—	—	20,334	48,266
Distributions to partners	—	—	—	—	—	—	—	—	—	(3,119)	(3,119)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	1,250,162	—	99,057	—	—	1,189	(1,189)	—	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(11,356)	—	—	—	(11,356)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	169	(4,925)	—	—	(4,756)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	786	799	1,585
Other	—	—	—	—	—	—	(14)	—	—	(17)	(31)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests)	786,644	(785,862)	—	—	—	—	457	—	—	—	457
Treasury stock purchase	—	—	(1,457,304)	—	—	(14,754)	—	—	—	—	(14,754)
Change in ownership interests	—	—	—	—	—	—	2,678	—	—	(2,678)	—
Balance at March 31, 2023	54,274,053	43,778,015	(11,850,533)	$5	$4	$(93,632)	$260,806	$(28,119)	$(5,752)	$115,700	$249,012
Net income (loss)	—	—	—	—	—	—	—	359	—	(18,629)	(18,270)
Equity-based awards	—	—	—	—	—	—	24,173	—	—	18,407	42,580
Distributions to partners	—	—	—	—	—	—	—	—	—	(5,692)	(5,692)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	97,163	—	24,386	—	—	293	(189)	(98)	—	—	6
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(453)	—	—	—	(453)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	156	(4,758)	—	—	(4,602)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	930	968	1,898
Other	—	—	—	—	—	—	747	—	—	777	1,524
Treasury stock purchase	—	—	(919,379)	—	—	(7,735)	—	—	—	—	(7,735)
Change in ownership interests	—	—	—	—	—	—	(5,923)	—	—	5,923	—
Balance at June 30, 2023	54,371,216	43,778,015	(12,745,526)	$5	$4	$(101,074)	$279,317	$(32,616)	$(4,822)	$117,454	$258,268
Net income (loss)	—	—	—	—	—	—	—	(2,049)	—	(21,689)	(23,738)
Equity-based awards	—	—	—	—	—	—	25,622	—	—	17,820	43,442
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(1,383)	(1,378)	(2,761)
Distributions to partners	—	—	—	—	—	—	—	—	—	(2,413)	(2,413)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	710,433	—	22,828	1	—	274	(279)	—	—	—	(4)
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(3,900)	—	—	—	(3,900)
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	125	(4,843)	—	—	(4,718)
Other	—	—	—	—	—	—	(6)	—	—	(11)	(17)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests)	898,898	(898,000)	—	—	—	—	653	—	—	—	653
Change in ownership interests	—	—	—	—	—	—	(10,777)	—	—	10,777	—
Balance at September 30, 2023	55,980,547	42,880,015	(12,722,698)	$6	$4	$(100,800)	$290,755	$(39,508)	$(6,205)	$120,560	$264,812
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(122,002)	$(69,428)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based awards vesting expense	165,995	134,288
Depreciation and amortization	15,318	10,168
Bad debt expense	5,281	2,118
Foreign currency revaluation	1,797	(365)
Non-cash operating lease expense	7,768	10,374
Deferred taxes	1,547	(868)
Other	559	(380)
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	(44,567)	(2,878)
Due from related parties	(58)	(162)
Prepaid expenses and other assets	(5,187)	(4,527)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	14,193	(96,754)
Accounts payable, accrued expenses and other liabilities	38,222	(3,084)
Lease liabilities	5,063	9,016
Net cash provided by (used in) operating activities	83,929	(12,482)
Cash flows from investing activities
Purchases of fixed assets	(15,717)	(45,504)
Purchases of investments in short-term marketable debt securities	(74,911)	(69,261)
Maturities of investments in short-term marketable debt securities	91,188	140,551
Other	—	488
Net cash provided by (used in) investing activities	560	26,274
Cash flows from financing activities
Proceeds from issuance of Class A common stock in public offering, net of underwriting discount and offering costs	65,986	—
Exchange of PWP OpCo Units and corresponding Class B common stock for cash	(19,497)	—
Withholding tax payments for vested PWP Incentive Plan Awards and equity-classified ACUs	(73,946)	(15,709)
Distributions to partners	(12,802)	(11,224)
Dividends paid on Class A and Class B common stock	(15,613)	(10,087)
Treasury stock purchases	(15,000)	(22,489)
Payments pursuant to tax receivable agreement	(1,126)	(472)
Other	(2,369)	—
Net cash provided by (used in) financing activities	(74,367)	(59,981)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,273	1,224
Net increase (decrease) in cash, cash equivalents and restricted cash	11,395	(44,965)
Cash, cash equivalents and restricted cash, beginning of period	250,102	174,166
Cash, cash equivalents and restricted cash, end of period	$261,497	$129,201
Supplemental disclosure of non-cash activities
Lease liabilities arising from obtaining right-of-use lease assets	$6,197	$918
Accrued distributions to partners	$3,386	$—
Accrued capital expenditures	$330	$9,633
Accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards	$5,075	$5,520
Non-cash paydown of Partner promissory notes	$896	$1,547
Deferred tax effect resulting from changes in ownership and exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$4,621	$1,110
Reclassification of liability-classified equity-based awards	$6,704	$—
Supplemental disclosures of cash flow information
Cash paid (refunded) for income taxes	$(1,026)	$4,435

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
The operations of PWP OpCo are conducted through a wholly-owned subsidiary, Perella Weinberg Partners Group LP, and its subsidiaries which are consolidated in these financial statements. PWP GP is the general partner that controls PWP OpCo. The limited partner interests of PWP OpCo are held by the Company and certain current and former working partners. The Company shareholders are entitled to receive a portion of PWP OpCo’s economics through their direct ownership interests in shares of Class A common stock of PWP. The non-controlling interest owners of PWP OpCo receive economics through ownership of PWP OpCo Class A partnership units (“PWP OpCo Units”).
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of September 30, 2024 and December 31, 2023, the net assets of PWP OpCo were $222.1 million and $249.6 million, respectively. As of September 30, 2024 and December 31, 2023, the Company did not consolidate any VIEs other than PWP OpCo.
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
In preparing the condensed consolidated financial statements, management makes certain estimates regarding the measurement of amounts due pursuant to the tax receivable agreement, measurement and timing of revenue recognition, assumptions used in the provision for income taxes, measurement of equity-based compensation, expected insurance reimbursements related to litigation costs, evaluation of goodwill and intangible assets, fair value measurement of financial instruments, and other matters that affect the reported amounts and disclosures of contingencies in the condensed consolidated financial statements and notes thereto.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any highly liquid investments with original maturities of three months or less from the date of purchase. Cash account balances often exceed federally insured limits. Restricted cash represents cash that is not readily available for general purpose cash needs. As of September 30, 2024 and December 31, 2023, the Company had restricted cash of $1.3 million and $2.9 million, respectively, maintained as collateral for letters of credit related to certain office leases. As of September 30, 2024, the Company held cash equivalents of $20.1 million, which included investments in U.S. Treasury securities. The Company held no cash equivalents as of December 31, 2023. The sum of Cash and cash equivalents and Restricted cash on the Condensed Consolidated Statements of Financial Condition corresponds to the total cash, cash equivalents, and restricted cash presented on the Condensed Consolidated Statements of Cash Flows.
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $(2.7) million and $(2.4) million during the three and nine months ended September 30, 2024, respectively, and $1.9 million and $(0.3) million for the three and nine months ended September 30, 2023, respectively, which are included in Other income (expense) on the Condensed Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and profit and loss activity is generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests.

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
As a result of the Merger, Non-controlling interests presented within equity on the Condensed Consolidated Statements of Financial Condition were reclassified to Redeemable non-controlling interests within temporary equity. Redeemable non-controlling interests are recorded at the higher of: (i) their redemption value as of the reporting date, which corresponds to the price of the Company’s Class A common stock, or (ii) their measurement pursuant to Accounting Standards Codification (“ASC” or the “Codification”) Topic 810, Consolidation. Changes in the current redemption value are recorded to Additional paid-in capital, or Retained earnings (deficit) to the extent there is insufficient Additional paid-in capital, immediately as they occur. When the Company has an unconditional obligation to purchase the Redeemable non-controlling interests for cash, the mandatorily redeemable interests are reclassified from temporary equity to a liability with changes in fair value recorded to Other income (loss) on the Condensed Consolidated Statements of Operations. As of September 30, 2024, there were no non-controlling interests considered mandatorily redeemable.
Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements that had a material effect on the Company’s condensed consolidated financial statements.
Future Adoption of Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends the guidance in ASC Topic 280, Segment Reporting, to require enhanced disclosures about reportable segments on an annual and interim basis. The amendments will require disclosure of significant segment expenses, identification of the chief operating decision maker (“CODM”), and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 clarifies that an entity that has a single reportable segment is subject to all the disclosures required by the amendments and all existing segment disclosures in Topic 280. The amendments in ASU 2023-07 are effective for the Company beginning with the annual period ended December 31, 2024 and interim periods within the year ended December 31, 2025. The amendments are required to be applied retrospectively to all period presented and early adoption is permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on the consolidated financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Over time	$266,477	$128,448	$629,342	$410,246
Point in time	11,765	10,555	23,025	25,728
Total revenues	$278,242	$139,003	$652,367	$435,974
Reimbursable expenses billed to clients were $2.5 million and $5.9 million for the three and nine months ended September 30, 2024, respectively, and $1.3 million and $3.7 million for the three and nine months ended September 30, 2023, respectively.
Performance Obligations and Contract Balances
As of September 30, 2024, the aggregate amount of the transaction price, as defined in the Codification, allocated to performance obligations yet to be satisfied was $0.4 million, and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services. The Company recognized revenue of $140.2 million and $405.6 million during the three and nine months ended September 30, 2024, respectively, and $30.0 million and $211.0 million during the three and nine months ended September 30, 2023, respectively, related to performance obligations that were satisfied or partially satisfied in prior periods. These amounts were recognized upon the resolution of revenue constraints and uncertainties in the respective periods and were generally related to transaction-related advisory services.
As of September 30, 2024 and December 31, 2023, the Company recorded $6.9 million and $0.9 million, respectively, for contract liabilities which are presented within Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition. The Company recognized previously deferred revenue of $6.7 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $4.0 million for the three and nine months ended September 30, 2023, respectively, which was primarily related to transaction-related advisory services that are recognized over time.
Accounts Receivable and Allowance for Credit Losses
As of September 30, 2024 and December 31, 2023, $12.2 million and $7.1 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. These amounts have been recognized as revenue in accordance with the Company’s revenue recognition policies but remain unbilled at the end of the period. As of September 30, 2024, certain accounts receivable in the aggregate amount of $18.0 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with one client. Of that amount, all was subsequently received after September 30, 2024. As of December 31, 2023, certain accounts receivable in the aggregate amount of $17.3 million, were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end.
The allowance for credit losses activity for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$1,200	$2,021	$2,198	$1,143
Bad debt expense	1,737	1,053	5,281	2,118
Write-offs	(1,550)	(853)	(6,086)	(1,134)
Recoveries	314	—	314	82
Foreign currency translation and other adjustments	16	(21)	10	(9)
Ending balance	$1,717	$2,200	$1,717	$2,200

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 4—Leases
The Company leases office space and equipment under operating lease agreements. The following is information related to such operating leases:

	September 30, 2024	December 31, 2023
Weighted-average discount rate – operating leases	4.8%	4.7%
Weighted-average remaining lease term – operating leases	13.5 years	14.3 years

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$4,758	$5,363	$14,187	$16,135
Variable lease cost	752	812	2,256	2,756
Sublease income – operating leases	—	(106)	—	(425)
Total net lease cost	$5,510	$6,069	$16,443	$18,466

Net cash outflows (inflows) on operating leases(1)	$1,883	$(1,222)	$1,134	$(1,688)
__________________
(1)Presented net of lease incentives received, including landlord contributions to tenant improvements.
As of September 30, 2024, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases
Remainder of 2024	$1,620
2025	19,563
2026	21,212
2027	20,953
2028	19,165
Thereafter	176,814
Total lease payments(1)	259,327
Less: Imputed Interest	(70,928)
Total lease liabilities	$188,399
__________________
(1)Total future lease payments are presented net of expected lease incentives, including landlord contributions to tenant improvements.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 5—Intangible Assets
The following table provides the detail of the Company’s intangible assets:

	September 30, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(37,130)	$10,270
Trade names and trademarks	18,400	(14,413)	3,987
Total	$65,800	$(51,543)	$14,257

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(33,575)	$13,825
Trade names and trademarks	18,400	(13,033)	5,367
Total	$65,800	$(46,608)	$19,192
The intangible assets are being amortized over an average useful life of ten years and resulted in amortization expense of $1.6 million and $4.9 million for the three and nine months ended, respectively, for both September 30, 2024 and 2023, all of which is included in Depreciation and amortization on the Condensed Consolidated Statements of Operations. Amortization of intangible assets held at September 30, 2024 is expected to be $6.6 million for each of the years ending December 31, 2024 and 2025 and $6.0 million for the year ending December 31, 2026. These intangible assets will be fully amortized by November 30, 2026.
Note 6—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries. None of the SEC-regulated subsidiaries hold funds or securities for, or owe money or securities to, clients or carry accounts of or for clients, and as such are all exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of September 30, 2024 and December 31, 2023, all regulated subsidiaries had capital in excess of their applicable minimum capital requirements. As a result of the minimum capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.
Note 7—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Leasehold improvements	$82,851	$79,719
Furniture and fixtures	12,975	12,442
Equipment	23,861	22,522
Software	6,270	5,756
Total	125,957	120,439
Less: Accumulated depreciation and amortization	(36,990)	(26,787)
Fixed assets, net	$88,967	$93,652

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Depreciation expense related to fixed assets was $3.4 million and $10.3 million for the three and nine months ended September 30, 2024, respectively, and $2.0 million and $5.0 million for the three and nine months ended September 30, 2023, respectively. Amortization expense related to software costs was immaterial for the three and nine months ended September 30, 2024 and 2023.
Note 8—Income Taxes
The following table summarizes the Company’s tax position for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) before income taxes	$36,351	$(23,929)	$(96,042)	$(68,876)
Income tax expense (benefit)	$7,508	$(191)	$25,960	$552
Effective income tax rate	20.7%	0.8%	(27.0)%	(0.8)%
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
As of September 30, 2024 and December 31, 2023, the Company recorded a liability for unrecognized tax benefits of $5.0 million and $3.7 million, respectively, primarily related to potential double taxation at certain of its foreign subsidiaries. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.
Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests
Class A Common Stock Offering
On March 1, 2024, the Company issued and sold 5,750,000 shares of Class A common stock at a price of $12.00 per share for net proceeds of $66.0 million after deducting underwriting discounts and offering costs.
Share Repurchases
On February 16, 2022, the Company’s Board of Directors initially approved a stock repurchase program and the authorized amount under such program was increased on February 8, 2023 such that the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock. On June 3, 2024, the Company repurchased 1,000,000 founder shares at a purchase price of $15.00 per share for a total purchase price of $15.0 million. Since inception of the share repurchase program, 12,920,699 shares have been purchased at an average price per share of $8.22 through September 30, 2024. Prior to the implementation of the stock repurchase program, on August 9, 2021, the Company repurchased 1,000,000 founder shares at a purchase price of $12.00 per share for a total purchase price of $12.0 million.
Redeemable Non-Controlling Interests
As a result of the Merger, the Non-controlling interests on the Condensed Consolidated Statements of Financial Condition were reclassified to Redeemable non-controlling interests within temporary equity. Redeemable non-controlling interests are presented at their redemption value as of the reporting date and represent the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. As of September 30, 2024, the current and former working partners collectively own 31,184,026 PWP OpCo Units, which represent a 35.4% non-controlling ownership interest in PWP OpCo.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Exchange Rights
Holders of PWP OpCo Units (the “PWP OpCo Unitholders”) other than the Company may exchange their units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock and (iii) subsequent to the Merger, cash from any other source. Concurrently with an exchange, such PWP OpCo Unitholder is required to surrender shares of Class B common stock for additional shares of Class A common stock or cash at a conversion rate of 0.001. Whether the exchanging PWP OpCo Unitholder receives cash or Class A common stock in exchange for their PWP OpCo Units and Class B common stock is at the Company’s option. Working partners are restricted in their ability to exchange PWP OpCo Units for a period between three to five years after the Closing. PWP GP may waive, and in certain cases has waived, the foregoing restrictions for any holder with respect to all or a portion of such holder’s units, with no obligation to do so for any other holder. The Company settled exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for 2,121,609 and 2,915,755 shares of Class A common stock during the three and nine months ended September 30, 2024, respectively, and 898,898 and 1,685,542 shares of Class A common stock during the three and nine months ended September 30, 2023, respectively. Separately, during the second quarter of 2024, the Company elected to settle exchanges of 1,343,257 PWP OpCo Units and corresponding shares of Class B common stock at a price of $15.17 per PWP OpCo Unit for $19.5 million in cash as well as the non-cash settlement of certain partner promissory notes (refer to Note 15—Related Party Transactions for more information). To the extent an exchange creates a step-up in tax basis, the Company records an increase in Deferred tax assets, net, Amounts due pursuant to tax receivable agreement, and Additional paid-in-capital.
Note 10—Debt
As of September 30, 2024, and December 31, 2023, the Company had no outstanding debt. The Company has a revolving credit facility (the “Revolving Credit Facility”) through a credit agreement with Cadence Bank, N.A. (“Cadence Bank”), dated November 30, 2016 (as amended, the “Credit Agreement”), with an available line of credit of $50.0 million with up to $20.0 million of available incremental revolving commitments, and a maturity date of July 1, 2025. Issuance costs incurred related to the Credit Agreement are amortized as interest expense using the effective interest method over the life of the Revolving Credit Facility. The Company is also charged a quarterly commitment fee of 0.25% on any unused portion of the line of credit, which is recorded as interest expense. Interest expense related to the Revolving Credit Facility was immaterial during the three and nine months ended September 30, 2024 and September 30, 2023 and is included within Other income (expense) on the Condensed Consolidated Statements of Operations.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
During the third quarter of 2021, in connection with the Business Combination, the Company granted awards (the “Business Combination Awards”) in the form of (a) RSUs that vest upon the achievement of service conditions (“Transaction RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions, including certain long-term incentive awards granted to management (“Transaction PSUs”). During the nine months ended September 30, 2024 and 2023, 4,304,143 and 1,043,650 Business Combination Awards vested with a total fair value of $82.1 million and $10.9 million, respectively. As of September 30, 2024, the $12.00, $13.50, $15.00, and $17.00 price targets were met for the Transaction PSUs.
The Company grants units from the General Share Reserve from time to time in the ordinary course of business in the form of (a) RSUs that vest upon the achievement of service conditions (“General RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions (“General PSUs”). During the nine months ended September 30, 2024 and 2023, the Company granted 6,790,317 and 7,971,251 General RSUs, respectively, at a weighted average grant date fair value of $13.48 and $10.21 per award, respectively. During the nine months ended September 30, 2024 and 2023, 4,155,180 and 2,704,401 General RSUs vested with a total fair value of $56.1 million and $27.3 million, respectively. During the nine months ended September 30, 2023, the Company granted 1,000,000 General PSUs at a weighted average grant date fair value of $6.02 per award. No General PSUs were granted during the nine months ended September 30, 2024. As of September 30, 2024, the $15.00 price target was met for the General PSUs.
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
As a result of the Merger and Vesting Acceleration, certain Professional Partners Awards were modified from equity-classified to liability-classified awards with changes in fair value generally recorded as incremental equity-based compensation expense through the date of vesting. During the nine months ended September 30, 2024, the Company recorded $130.3 million of equity-based compensation expense related to the acceleration of the Professional Partners Awards. Of that amount, $69.5 million was related to liability-classified awards.
In connection with the Vesting Acceleration, the Company paid or accrued a combined $86.6 million in settlement of 6,149,211 ACUs and corresponding shares of Class B common stock. Of that amount, the Company paid $60.6 million in settlement of liability-classified ACUs and $15.7 million for withholding tax payments on equity-classified ACUs and the settlement of other liabilities. These amounts are included within cash flows from operating activities and financing activities, respectively, on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024. As of September 30, 2024, $10.3 million of withholding taxes payable is included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statement of Financial Condition.
Prior to the Merger, all of the compensation expense and corresponding capital contribution associated with the Legacy Awards and Professional Partners Awards were allocated to Non-controlling interests on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Financial Condition as the granting of the Professional Partners Awards did not change Professional Partners’ interest in PWP OpCo and did not economically dilute Perella Weinberg Partners shareholders relative to Professional Partners. As a result of the Merger, the Professional Partners Awards are held directly at PWP OpCo and PWP OpCo as a whole bears the cost of the cash settlement feature of the awards. As a result, subsequent to the Merger, the Company allocates the costs associated with the Professional Partners Awards between Perella Weinberg Partners and non-controlling interests in proportion to their ownership interests, which is consistent with the allocation of the other profit and loss activity of PWP OpCo.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the expense related to equity-based awards that were recorded in Professional fees and components of Equity-based compensation included on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Professional fees
PWP Incentive Plan Awards	$378	$550	$1,392	$1,513

Equity-based compensation
PWP Incentive Plan Awards	$27,969	$25,072	$91,293	$76,214
Legacy Awards	—	3,225	—	9,674
Professional Partners Awards (equity-classified)	—	14,595	74,736	46,887
Professional Partners Awards (liability-classified)	256	—	69,501	—
Total Equity-based compensation	$28,225	$42,892	$235,530	$132,775

Income tax benefit of equity-based awards	$4,420	$4,092	$13,856	$10,716
As of September 30, 2024, total unrecognized compensation expense related to all unvested equity-based awards was $138.6 million, which is expected to be recognized over a weighted average period of 1.9 years.
Note 12—Other Compensation and Benefits
Compensation and benefits expense consists of salaries, bonuses (discretionary awards and guaranteed amounts), severance, as well as payroll and related taxes and benefits for the Company’s employees. In all instances, compensation expense is accrued over the requisite service period.
Benefit Plans
Certain employees participate in employee benefit plans, which consist of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code, (ii) a U.K. pension scheme for U.K. employees and (iii) a German pension plan for employees in Germany. Expenses related to the Company’s employee benefit plans were $1.8 million and $5.3 million for the three and nine months ended September 30, 2024, respectively, and $1.7 million and $5.1 million for the three and nine months ended September 30, 2023, respectively, and are included in Compensation and benefits on the Condensed Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Business Realignment
During the second quarter of 2023, the Company began a review of the business, which resulted in headcount reductions in order to improve compensation alignment and to provide greater flexibility to advance strategic opportunities (the “Business Realignment”). In conjunction with the Business Realignment, the Company incurred expenses related to separation and transition benefits of $1.8 million for the nine months ended September 30, 2024 and $3.6 million and $7.5 million for the three and nine months ended September 30, 2023. Additionally, the Company incurred the acceleration of equity-based compensation amortization (net of forfeitures) of $1.5 million for the nine months ended September 30, 2024 and $2.8 million and $4.0 million for the three and nine months ended September 30, 2023. Such amounts are presented in Compensation and benefits and Equity-based compensation on the Condensed Consolidated Statements of Operations, respectively. All of the expected Business Realignment costs were incurred as of March 31, 2024.
Activity within Accrued compensation and benefits on the Condensed Consolidated Statements of Financial Condition related to the Business Realignment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$707	$3,312	$12,525	$—
Incurred expenses	—	6,391	3,249	11,497
Non-cash expenses	—	(3,236)	(1,499)	(4,493)
Payments	(707)	(2,417)	(14,275)	(2,954)
Ending balance	$—	$4,050	$—	$4,050

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 13—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$16,370	$(2,049)	$(85,502)	$(6,813)
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	—	(21,721)	—	(65,579)
Dilutive effect from assumed vesting of PWP Incentive Plan Awards, net of tax	607	—	—	—
Net income (loss) attributable to Perella Weinberg Partners – diluted	$16,977	$(23,770)	$(85,502)	$(72,392)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	55,513,159	43,123,465	53,115,490	42,731,252
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	—	43,524,232	—	43,862,329
Weighted average number of incremental shares from assumed vesting of PWP Incentive Plan Awards	14,282,497	—	—	—
Weighted average shares of Class A common stock outstanding – diluted	69,795,656	86,647,697	53,115,490	86,593,581
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.29	$(0.05)	$(1.61)	$(0.16)
Diluted	$0.24	$(0.27)	$(1.61)	$(0.84)
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
PWP OpCo Units	32,695,707	—	35,675,341	—
PWP Incentive Plan Awards	—	2,682,303	9,564,794	1,561,627
Total	32,695,707	2,682,303	45,240,135	1,561,627
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
As of September 30, 2024 and December 31, 2023, the fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that were measured on a recurring basis pursuant to the above fair value hierarchy levels as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
U.S. Treasury securities	$95,046	$—	$—	$95,046

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
U.S. Treasury securities	$91,174	$—	$—	$91,174
The Company had no transfers between fair value levels during the three and nine months ended September 30, 2024 and 2023.
As of September 30, 2024 and December 31, 2023, the Company held investments in U.S. Treasury securities with original maturities greater than three months from the date of purchase, which are presented at fair value as Investments in short-term marketable debt securities on the Condensed Consolidated Statements of Financial Condition. These investments have an aggregate cost basis of $74.9 million and $89.3 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the Company also held $20.1 million of investments in U.S. Treasury securities with original maturities of three months or less from the date of purchase, which are presented within Cash and cash equivalents on the Condensed Consolidated Statements of Financial Condition. The Company had nominal net realized and unrealized gains (losses) on these combined investments for the three and nine months ended September 30, 2024, and $0.8 million and $1.5 million for the three and nine months ended September 30, 2023, respectively.
Note 15—Related Party Transactions
PWP Capital Holdings LP
On February 28, 2019, a reorganization of the existing investment banking advisory and asset management businesses of PWP Holdings LP was effected which resulted in the spin-off of its asset management business (the “Separation”). PWP Holdings LP was divided into (i) PWP OpCo, which holds the advisory business and (ii) PWP Capital Holdings LP (“Capital Holdings”), which holds the asset management business. In connection with the Separation, the Company entered into a transition services agreement (the “TSA”) with Capital Holdings under which the Company agreed to provide certain administrative services to Capital Holdings. The TSA was terminated as of January 1, 2024. The Company also subleased certain portions of its office space to Capital Holdings through October 2023. Income earned from Capital Holdings related to the TSA and the sublease is presented within Related party income on the Condensed Consolidated Statements of Operations. Amounts due from Capital Holdings are reflected as Due from related parties on the Condensed Consolidated Statements of Financial Condition as of December 31, 2023, with no amounts due as of September 30, 2024.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and Investor Limited Partners that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of September 30, 2024, the Company had an amount due of $46.2 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date and is reported within Amount due pursuant to tax receivable agreement on the Condensed Consolidated Statements of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which are exclusive of potential payments in respect of future exchanges and may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2024	$—
2025	1,420
2026	2,450
2027	2,677
2028	2,712
Thereafter	36,971
Total payments	$46,230
Partner Promissory Notes and Other Partner Loans
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at a semi-annual rate equal to the Federal Mid-Term Rate. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will and are primarily secured by the partner’s equity interests in PWP OpCo or one of its affiliates. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Condensed Consolidated Statements of Financial Condition in the amounts of $1.2 million and $2.1 million as of September 30, 2024 and December 31, 2023. During the nine months ended September 30, 2024, $0.9 million of principal and interest related to Partner Promissory Notes was effectively repaid through the cancellation of PWP OpCo units held by such partners. During the nine months ended September 30, 2023, $1.5 million was effectively repaid by foregoing the amount due to such partners under deferred compensation agreements.
In November 2021, PWP OpCo agreed to provide loans to certain partners. As of September 30, 2024 and December 31, 2023, $3.6 million and $3.5 million, respectively, of outstanding loans to certain partners and related interest receivable are recognized in Due from related parties on the Condensed Consolidated Statements of Financial Condition.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 16—Commitments and Contingencies
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of September 30, 2024 and December 31, 2023, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and, after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the consolidated financial statements of the Company as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023.
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
The Company incurred $0.4 million and $6.3 million during the three and nine months ended September 30, 2024, respectively, and immaterial amounts during the three and nine months ended September 30, 2023 in legal and professional fees, net of expected insurance reimbursement, related to this litigation. These litigation costs are included in Professional fees on the Condensed Consolidated Statements of Operations.
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
For the nine months ended September 30, 2024, one individual client accounted for more than 10% of aggregate revenue, while no individual client accounted for more than 10% of aggregate revenue for the nine months ended September 30, 2023. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
United States	$253,724	$123,863	$576,201	$354,183
International	24,518	15,140	76,166	81,791
Total	$278,242	$139,003	$652,367	$435,974

	September 30, 2024	December 31, 2023
Assets
United States	$638,465	$569,332
International	172,452	191,776
Total	$810,917	$761,108

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 18—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.
Dividends Declared
On November 6, 2024, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be paid on December 18, 2024 to Class A common stockholders of record on December 4, 2024. Holders of Class B common stock will also receive dividends equal to the amount of dividends declared on 0.001 shares of Class A common stock.

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
Non-Controlling Interests
Non-controlling interests represent the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners, which are current and former working partners. Profits and losses of PWP OpCo are allocated to the non-controlling interests in proportion to their ownership interest regardless of their basis, with an exception for certain equity-based compensation expense which was fully attributed to non-controlling interests prior to the Merger.

Results of Operations
The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Revenues	$278,242	$139,003	100%	$652,367	$435,974	50%
Expenses
Compensation and benefits	174,080	84,872	105%	392,643	261,051	50%
Equity-based compensation	28,225	42,892	(34)%	235,530	132,775	77%
Total compensation and benefits	202,305	127,764	58%	628,173	393,826	60%
Non-compensation expenses	40,043	37,931	6%	124,095	113,282	10%
Total operating expenses	242,348	165,695	46%	752,268	507,108	48%
Operating income (loss)	35,894	(26,692)	NM	(99,901)	(71,134)	(40)%
Non-operating income (expenses)
Related party income	—	221	(100)%	—	770	(100)%
Other income (expense)	457	2,542	(82)%	3,859	1,488	159%
Total non-operating income (expenses)	457	2,763	(83)%	3,859	2,258	71%
Income (loss) before income taxes	36,351	(23,929)	NM	(96,042)	(68,876)	(39)%
Income tax expense (benefit)	7,508	(191)	NM	25,960	552	NM
Net income (loss)	28,843	(23,738)	NM	(122,002)	(69,428)	(76)%
Less: Net income (loss) attributable to non-controlling interests	12,473	(21,689)	NM	(36,500)	(62,615)	42%
Net income (loss) attributable to Perella Weinberg Partners	$16,370	$(2,049)	NM	$(85,502)	$(6,813)	NM
NM = Not meaningful
Revenues
The following table provides revenue statistics for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Total Advisory Clients	97	81	16	176	159	17
Total Clients with Fees Greater than $1.0 million	43	29	14	107	90	17
Revenues were $278.2 million for the three months ended September 30, 2024 as compared with $139.0 million for the three months ended September 30, 2023, representing an increase of 100%. The increase was attributable to increased mergers and acquisition and financing and capital solutions activity, driven by larger transactions and related fee events across the business.

Revenues were $652.4 million for the nine months ended September 30, 2024 as compared with $436.0 million for the nine months ended September 30, 2023, representing an increase of 50%. Similar to the quarter-to-date period, revenues attributed to mergers and acquisition and financing and capital solutions activity were higher year-over-year, driven by larger transactions and related fee events across the business.
Compensation and Benefits Expenses
For the three months ended September 30, 2024, total compensation and benefits expenses were $202.3 million, an increase of 58% compared with $127.8 million for the three months ended September 30, 2023. The increase in total compensation and benefits expenses was primarily the result of a higher bonus accrual in the current year period due to a higher revenue base. This increase was partially offset by a decrease in equity-based compensation expense driven by the Vesting Acceleration in the second quarter of 2024 which fully expensed certain awards that were still being amortized in the prior year period.
For the nine months ended September 30, 2024, total compensation and benefits expenses were $628.2 million, an increase of 60% compared with $393.8 million for the nine months ended September 30, 2023. The increase in total compensation and benefits expenses was primarily the result of a higher bonus accrual due to increased revenues as well as higher year-to-date equity-based compensation expense. The Vesting Acceleration resulted in $144.2 million of equity-based compensation related to the Professional Partners Awards as compared to $46.9 million in the prior year period for those same awards.
Non-Compensation Expenses
For the three months ended September 30, 2024, total non-compensation expenses were $40.0 million, an increase of 6% compared with $37.9 million for the three months ended September 30, 2023. The increase in non-compensation expenses was primarily the result of higher depreciation expense, consulting costs, bad debt expense, and certain technology costs. The increase in depreciation is driven by leasehold assets placed in service after the third quarter of 2023 related to the renovation of the New York office space. The overall increase was partially offset by lower rent costs and reduced legal spend.
For the nine months ended September 30, 2024, total non-compensation expenses were $124.1 million, an increase of 10% compared with $113.3 million for the nine months ended September 30, 2023. The increase in non-compensation expenses was primarily the result of increased depreciation expense driven by renovation-related leasehold assets, legal and consulting spend, and bad debt expense. These increases were partially offset by reduced rent costs, VAT expense, and D&O insurance costs.
Non-Operating Income (Expenses)
For the three months ended September 30, 2024, non-operating income was $0.5 million compared with non-operating income of $2.8 million for the three months ended September 30, 2023. In the current period, non-operating income included interest income almost fully offset by a net loss from foreign exchange rate fluctuations. Non-operating income for the three months ended September 30, 2023 included interest income and a net gain from foreign exchange rate fluctuations, partially offset by a $1.25 million charge from a previously reported settlement reached with the staff of the SEC relating to recordkeeping of business communications on “off-channel” messaging applications (the “Settlement”). For both periods, the impact of foreign exchange rate fluctuations was largely related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries.
For the nine months ended September 30, 2024, non-operating income was $3.9 million compared with non-operating income of $2.3 million for the nine months ended September 30, 2023. In the current period, non-operating income included interest income, which increased from the prior year due to higher interest rates and larger interest-bearing cash balances, partially offset by a net loss from foreign exchange rate fluctuations. Non-operating income in the prior year period primarily included interest income, which was partially offset by a non-operating loss on investment, the $1.25 million charge recognized by the Company related to the Settlement, as well as a smaller net loss from foreign exchange rate fluctuations as compared to the current year. For both periods, the impact of foreign exchange rate fluctuations was largely related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries.

Income Tax Expense (Benefit)
The Company’s income tax expense and effective tax rate were $7.5 million and 20.7%, respectively, for the three months ended September 30, 2024 compared to an income tax benefit and effective tax rate of $(0.2) million and 0.8%, respectively, for the three months ended September 30, 2023. The change in the effective tax rate was primarily due to the relative size of our permanent differences in relation to the pre-tax income (loss) in the respective periods and also included the recognition of tax benefits associated with the appreciation in our share price upon vesting of RSUs above the original grant price during the three months ended September 30, 2024.
The Company’s income tax expense and effective tax rate were $26.0 million and (27.0)%, respectively, for the nine months ended September 30, 2024 compared to an income tax expense and effective tax rate of $0.6 million and (0.8)%, respectively, for the nine months ended September 30, 2023. The change in the effective tax rate was primarily due to the relative size of our permanent differences in relation to the pre-tax loss in the respective periods and also included the recognition of tax benefits associated with the appreciation in our share price upon vesting of RSUs above the original grant price during the nine months ended September 30, 2024.
Liquidity and Capital Resources
General
We regularly monitor our liquidity position, including cash and cash equivalents, working capital assets and liabilities, commitments and other liquidity requirements. Our primary sources of liquidity are generally our cash and cash equivalent balances, investments in short-term marketable debt securities, the net cash generated from operations, and the available borrowing capacity under our Revolving Credit Facility. Our primary cash needs are for working capital, operating expenses (including cash compensation for our employees), repurchasing shares of the Company’s Class A common stock, withholding tax payments for vested PWP Incentive Plan Awards, cash-settled exchanges of PWP OpCo Units, income taxes, dividends and distributions, capital expenditures, making payments pursuant to the tax receivable agreement, commitments, and strategic investments. We generally pay a significant portion of our annual cash incentive compensation during the first quarter of each calendar year with respect to the prior year’s results. Therefore, levels of cash and cash equivalents and/or investments in short-term marketable debt securities generally decline during the first quarter and build over the remainder of the year.
Our current assets are primarily composed of cash and cash equivalents, investments in short-term marketable securities, receivables related to fees earned from providing advisory services, certain prepaid expenses and certain amounts due from related parties. Our current liabilities are primarily composed of accrued employee compensation, accounts payable and other accrued expenses. Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and short-term highly liquid investments that have original maturities of three months or less from the date of purchase. We had cash balances of $240.1 million and $247.2 million as of September 30, 2024 and December 31, 2023, respectively, and cash equivalents of $20.1 million as of September 30, 2024, which included investments in U.S. Treasury securities. As of December 31, 2023, we held no cash equivalents. Additionally, as of September 30, 2024 and December 31, 2023, the Company held U.S. Treasury securities of $74.9 million and $91.2 million, respectively, which were classified as Investments in short-term marketable debt securities within the condensed consolidated financial statements.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable typically have net terms of 30 days. Accounts receivable, net of allowance for credit losses were $87.5 million and $47.8 million as of September 30, 2024 and December 31, 2023, respectively.
We have a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Additionally, up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement. As of September 30, 2024, we had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
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
Based on current market conditions, we believe that our cash on hand, cash equivalents, investments in short-term marketable debt securities, net cash generated from operations, and the available borrowing capacity under our Revolving Credit Facility will be sufficient to meet our operating needs and commitments for the next twelve months; however, if these sources of liquidity are not sufficient, we may seek additional debt or equity financing.

Cash Flows
A summary of our operating, investing and financing cash flows is as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Cash Provided By (Used In) Operating Activities
Net income (loss)	$(122,002)	$(69,428)
Non-cash charges and other operating activity adjustments	198,265	155,335
Other operating activities	7,666	(98,389)
Total operating activities	83,929	(12,482)
Investing Activities	560	26,274
Financing Activities	(74,367)	(59,981)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,273	1,224
Net increase (decrease) in cash, cash equivalents and restricted cash	11,395	(44,965)
Cash, cash equivalents and restricted cash, beginning of period	250,102	174,166
Cash, cash equivalents and restricted cash, end of period	$261,497	$129,201
Nine Months Ended September 30, 2024
Operating activities resulted in a net cash inflow of $83.9 million primarily attributable to cash collections from clients partially offset by an overall increase in client receivables and by cash operating expense outflows, including the settlement of liability-classified ACUs during the second quarter and discretionary bonuses paid during the first quarter of 2024 with respect to prior year compensation expense.
Investing activities resulted in a net cash inflow of $0.6 million attributable to the maturation of investments in U.S. Treasury securities, which was almost fully offset by the purchase of additional investments and capital expenditures related to office space renovations.
Financing activities resulted in a net cash outflow of $74.4 million primarily due to withholding tax payments for vested PWP Incentive Plan Awards and equity-classified ACUs, the cash settlement of exchanges of PWP OpCo Units, share repurchases, dividend payments, and distributions to partners, all of which was partially offset by the issuance of 5,750,000 shares of Class A common stock for net proceeds of $66.0 million.
Nine Months Ended September 30, 2023
Operating activities resulted in a net cash outflow of $12.5 million primarily attributable to cash operating expense outflows, including discretionary bonuses paid during the first quarter of 2023 with respect to prior year compensation expense, partially offset by cash collections from clients.
Investing activities resulted in a net cash inflow of $26.3 million largely attributable to the maturation of investments in U.S. Treasury securities, net of additional investments in U.S. Treasury securities as well as capital expenditures related to office space renovations.
Financing activities resulted in a net cash outflow of $60.0 million primarily related to the repurchase of shares pursuant to the stock repurchase program, withholding tax payments for vested PWP Incentive Plan Awards, distributions to partners, and dividend payments.
Share Repurchase Program
Our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $200.0 million of our Class A common stock with no requirement to purchase any minimum number of shares. During the nine months ended September 30, 2024, we repurchased 1,000,000 founder shares at a purchase price of $15.00 per share. As of September 30, 2024, $93.8 million remains of the $200.0 million authorized for share repurchases.

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
Tax Receivable Agreement
As of September 30, 2024, we had an amount due of $46.2 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date. See Note 15—Related Party Transactions in the notes to the condensed consolidated financial statements included elsewhere in the Form 10-Q for further information as well as the expected timing of payments.
Leases
We have various non-cancelable operating leases for our office space and certain equipment. As of September 30, 2024, we had $188.4 million of operating lease liabilities. See Note 4—Leases in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information as well as the expected timing of payments.
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
When we invest our excess cash, we manage our credit risk exposure by holding investments primarily with investment grade credit quality. As of September 30, 2024, the Company held investments of $95.0 million in U.S. Treasury securities with maturities of less than 12 months. Of this amount, $20.1 million is presented in Cash and cash equivalents and $74.9 million is presented in Investments in short-term marketable debt securities on the Condensed Consolidated Statements of Financial Condition.

Exchange Rate Risk
We are exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of its operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the nine months ended September 30, 2024 and 2023, the net impact of non-functional currency related transaction gains (losses) recorded in Other income (expense) on our Condensed Consolidated Statements of Operations was $(2.4) million and $(0.3) million, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the strength of the U.S. dollar fluctuated. For the nine months ended September 30, 2024 and 2023, the net impact from the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) on our Condensed Consolidated Statements of Comprehensive Income (Loss) was $2.5 million and $0.7 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future. As of September 30, 2024, we held cash balances of $29.8 million in non-U.S. dollar currencies, composed of pound sterling, euros, and Canadian dollars.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes our repurchase of equity securities during the three months ended September 30, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	—	$93,823,525
August 1, 2024 - August 31, 2024	—	$—	—	$93,823,525
September 1, 2024 - September 30, 2024	—	$—	—	$93,823,525
Total	—	$—	—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Amendment to the PWP OpCo LPA
On November 6, 2024 (the “Effective Date”), the Second Amended and Restated Agreement of Limited Partnership of PWP Holdings LP (“PWP OpCo”), dated as of April 1, 2024 (the “PWP OpCo LPA”), was amended by the First Amendment to the PWP OpCo LPA (the “PWP OpCo LPA Amendment”).
Pursuant to the PWP OpCo LPA Amendment, the Partnership Unit Designation of the Series A PI Units (as defined below) (the “PUD”) was attached as Exhibit F to the PWP OpCo LPA. The PUD provides for the issuance of a new class of partnership profits interests in PWP OpCo (the “Series A PI Units”), pursuant to which holders of Series A PI Units, if any, may receive an annual allocation and corresponding distribution from the profits of PWP OpCo upon the terms and conditions set forth in the applicable Series A PI Unit Award Agreement (the “Award Agreement”).

On the Effective Date, the Compensation Committee of the Company’s Board of Directors and PWP GP LLC, in its capacity as the general partner of PWP OpCo, approved the form of Award Agreement. The Award Agreement provides that any recipient will be eligible to receive an annual allocation and corresponding distribution from the profits of PWP OpCo equal to a percentage of the revenue earned by PWP OpCo for each applicable period in which the Series A PI Units remain outstanding, as specified in the applicable Award Agreement and only to the extent there are sufficient profits; provided that the recipient remains an active professional through, and has not given or received a notice of termination as of, the actual distribution date.
The foregoing description of the PWP OpCo LPA Amendment, the PUD and the Award Agreement does not purport to be complete and is qualified in its entirety by the full texts of the PWP OpCo LPA Amendment and the PUD, copies of which are attached hereto as Exhibit 10.1 and incorporated herein by reference, and the full text of the Award Agreement, the form of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.
Insider Trading Arrangements and Policies
On August 6, 2024, Red Hook Capital LLC (“Red Hook”) adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 842,621 shares of the Company’s common stock. Peter Weinberg, Chairman of our Board of Directors, has shared voting and dispositive power over Red Hook through his shared control of Rosedale Partner LLC, the sole member of Red Hook. The plan’s maximum duration is until August 1, 2025.
During the three months ended September 30, 2024, no other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.

Exhibit Number	Description
10.1*	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of PWP Holdings LP
10.2*	Form of Series A PI Unit Award Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERELLA WEINBERG PARTNERS

Date: November 8, 2024	By:	/s/ ANDREW BEDNAR
Andrew Bednar
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024	By:	/s/ ALEXANDRA GOTTSCHALK
Alexandra Gottschalk
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)