Form 10-K
period 2024-12-31
Perella Weinberg Partners
filed 2025-02-27
CIK 1777835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates, based on the closing price on the Nasdaq Global Select Market as of June 30, 2024 was $831,423,369.

As of February 24, 2025, the registrant had 59,532,352 shares of Class A common stock, par value $0.0001 per share, and 27,260,600 shares of Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of Perella Weinberg Partners’ Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 are incorporated by reference into Part III of this Form 10-K.

Perella Weinberg Partners

On June 24, 2021 (the “Closing Date” or the “Closing”), Perella Weinberg Partners consummated a business combination pursuant to that certain Business Combination Agreement, dated as of December 29, 2020 (the “Business Combination Agreement”). As contemplated by the Business Combination Agreement, (i) Perella Weinberg Partners acquired certain partnership interests in PWP Holdings LP (“PWP OpCo”), (ii) PWP OpCo became jointly-owned by Perella Weinberg Partners, PWP Professional Partners LP (together with its successors (including pursuant to the Division (as defined below)) and assigns, as applicable, “Professional Partners”) and certain existing partners of PWP OpCo, and (iii) PWP OpCo serves as Perella Weinberg Partners’ operating partnership as part of an umbrella limited partnership C-corporation (Up-C) structure (collectively with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). On December 31, 2023 and as part of an internal reorganization, Professional Partners was divided into three partnerships pursuant to a plan of division (the “Division”), which, among other things, provided that (i) all of its limited partnership interests in PWP OpCo were allocated to one of the divided partnerships, PWP AdCo Professionals LP (“AdCo Professionals”), (ii) all of its shares of Class B-1 common stock of Perella Weinberg Partners were allocated to another divided partnership, PWP VoteCo Professionals LP (“VoteCo Professionals”) and (iii) PWP Professional Partners LP changed its name to PWP AmCo Professional Partners LP. On April 1, 2024, as part of this internal reorganization, AdCo Professionals merged with and into PWP OpCo (the “Merger”). Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Perella Weinberg Partners and its consolidated subsidiaries following the Business Combination, other than certain historical information which refers to the business of PWP OpCo prior to the consummation of the Business Combination.
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
Our business provides services to multiple industry sectors, geographic markets and advisory offerings. We believe that our collaborative partnership and integrated approach combining deep industry insights, significant technical, product and transactional expertise, and rigorous work ethic create a significant opportunity for our Company to realize sustainable growth. We seek to advise clients throughout their evolution, with the full range of our advisory capabilities including, among other things, advice related to strategic and financial decisions, mergers and acquisitions (“M&A”) execution, shareholder engagement advisory, financing and capital solutions advice with a focus on restructuring and liability management, capital markets advisory, and private capital placement, as well as specialized underwriting and research services primarily for the energy and related industries.
Since our inception, we have experienced significant growth in our business, driven by hiring professionals who are highly regarded in their fields of expertise, expanding the scope and geographic reach of our advisory services, deepening and expanding our client relationships and maintaining a firm culture that attracts, develops and retains talented people. As of December 31, 2024, we serve our clients with 511 advisory professionals, including 66 advisory partners and 48 advisory managing directors, based in ten offices, located in five countries around the world.
For the years ended December 31, 2024, 2023, and 2022, we achieved revenues of $878.0 million, $648.7 million, and $631.5 million, respectively, and operating losses of $78.5 million, $115.1 million, and $47.7 million, respectively. These operating losses were largely due to the amortization of equity-based compensation awards granted by Professional Partners in connection with the Business Combination and a related internal reorganization of Professional Partners (the “Professional Partners Awards”), which were fully amortized in 2024, and the amortization of equity-based compensation awards granted in connection with the Business Combination. These awards have been and will be recorded as an equity-based compensation expense at PWP OpCo pursuant to generally accepted accounting principles in the United States (“U.S. GAAP”). As a result (or due to other factors), we may continue to experience operating losses in future periods. We believe we have established leading franchises in each of our areas of focus, as evidenced by the lead role we often command among advisors, the complexity of the situations in which we advise clients and our clients’ reputation as leaders in their respective industries.
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
Our Growth Strategy
Our growth strategy centers on increasing the depth and breadth of our advisory business in both current and potential future markets. This expansion will be driven by our ability to attract and develop outstanding professionals who complement or expand our market presence or broaden our advisory product offerings and help us attain scale. As we execute on our growth strategy, we expect to strengthen our relationships with clients and the capabilities we can offer them, which will enhance our position as a leading independent advisory firm.
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
We complement our industry focus with extensive advisory expertise in the largest international advisory markets. We operate out of ten offices in the United States, Canada, the United Kingdom, France and Germany, and we have deep international experience that has enabled us to work extensively with clients worldwide. Since our inception, we have advised over 1,300 clients on transactions in over 45 countries.
Our Advisory Services
We seek to advise our clients throughout their corporate evolution, with the full range of our advisory capabilities. Those services include advice related to strategic and financial decisions, M&A execution, shareholder engagement advisory, financing and capital solutions advice with a focus on restructuring and liability management, capital markets advisory, and private capital placement, as well as specialized underwriting and research services primarily for the energy and related industries.
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
•Social. The Social pillar is focused on reinforcing our commitment to engage, develop and motivate our employees, and maintaining a rigorous cybersecurity program to protect our valuable data.
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
We recruit our junior professionals from the world's leading undergraduate and graduate programs. We devote significant time and resources to attracting, training and mentoring our employees. This starts with positioning our Company to attract competitive, high caliber talent and providing a hands-on development platform from day one through our global internship program and early careers curriculum. We are committed to talent retention, and our goal is to develop our brightest and most ambitious junior professionals into successful partners. To this end, as of December 31, 2024, 25 of our 66 advisory partners and 37 of our 48 advisory managing directors were promoted internally.
In addition to recruiting and developing advisory professionals, we have also entered into formal relationships with certain senior advisors who work with our advisory professionals to augment our overall advisory services to our clients.
Employees
As of December 31, 2024, we had 691 employees.

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
We maintain a process to enhance security and optimize our IT systems, and regularly conduct security assessments and testing of our systems to verify our systems' integrity to protect against being compromised from both internal and external sources. In addition to identifying information security risks, we have established robust controls to seek to reduce or mitigate such risks. Cybersecurity training for employees is conducted regularly and we maintain system logs of user activities, exceptions, and security events for a period consistent with industry best practices unless otherwise required by law, regulation or contractual obligation.
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
In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Perella Weinberg Partners LP, through which we (i) conduct strategic advisory and restructuring services in the United States, (ii) engage in private placements of securities and investment banking mergers and acquisitions advisory services, (iii) conduct equity research and sales in the United States, is registered as a broker-dealer with, and is subject to regulation and oversight by, the SEC. In addition, the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities of, its member firms, including Perella Weinberg Partners LP. State securities regulators also have regulatory or oversight authority over Perella Weinberg Partners LP.

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
The Bank Secrecy Act (the “BSA”), as amended by the USA PATRIOT Act of 2001, the Anti-Money Laundering Act of 2021, and the Treasury Department's and FINRA's implementing regulations require Perella Weinberg Partners LP, as a broker-dealer, to establish and maintain an anti-money laundering program, file suspicious activity and other reports, and comply with certain record-keeping requirements. Under the BSA, a financial institution's anti-money laundering program must include policies, procedures and controls, employee training, the designation of an anti-money laundering compliance officer, periodic independent testing and customer due diligence and monitoring. PWP's non-U.S. subsidiaries are required to comply with similar non-U.S. laws and regulations designed to deter and detect money laundering and the financing of terrorism. Failure to comply with these requirements may result in reputational damage as well as monetary, regulatory and, in certain cases, criminal penalties.

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
Our revenue in any given period is dependent on the number of fee-paying clients in such period. For the year ended December 31, 2024, we earned revenues from 221 advisory clients, 141 of which generated fees equal to or greater than $1.0 million. For the year ended December 31, 2023 we earned revenues from 202 advisory clients, 123 of which generated fees equal to or greater than $1.0 million. For the year ended December 31, 2022, we earned revenues from 200 advisory clients, 127 of which generated fees equal to or greater than $1.0 million. We may lose clients as a result of the sale or merger of a client, a change in a client's senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results for such period. There was one individual client that accounted for more than 10% of aggregate revenues for the year ended December 31, 2024, while no individual client accounted for more than 10% of aggregate revenues for the years ended December 31, 2023 and 2022.

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
For the years ended December 31, 2024, 2023, and 2022, we recorded operating losses of $78.5 million, $115.1 million, and $47.7 million, respectively. These operating losses were largely due to the amortization of the Professional Partners Awards, which were fully amortized in 2024, and the amortization of equity-based compensation awards granted in connection with the Business Combination. These awards have been and will be recorded as equity-based compensation expense at PWP OpCo pursuant to U.S. GAAP. We need to continue to compensate personnel competitively in order to continue building our business and as a result, we may again experience operating losses in future periods.
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
Because in many cases revenue is not recognized until the successful consummation of the underlying transaction, our revenue is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, we may be engaged by a client in connection with a sale or divestiture, but the transaction may not occur or be consummated because, among other things, anticipated bidders may not materialize, no bidder is prepared to pay our client's price or because our client's business experiences unexpected operating or financial problems. We may be engaged by a client in connection with an acquisition, but the transaction may not occur or be consummated for a number of reasons, including because our client may not be the winning bidder, failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target's business experiences unexpected operating or financial problems. Additionally, a client may not receive bids acceptable to it in connection with a restructuring transaction or may not be able to restructure its operations or indebtedness due to a failure to reach an agreement with its principal creditors or the court. In such circumstances, we often do not receive advisory fees, despite having devoted considerable resources to these transactions.
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
In addition to our larger competitors, we also compete with a number of independent investment banks that offer independent advisory services. There are relatively few barriers to entry impeding the launch of new financial advisory firms, including a relatively low cost of entering this business, and the success of new entrants into our lines of business, including major banks and other financial institutions, have resulted in increased competition. As these independent firms or new entrants into the market seek to gain market share there could be pricing pressures, which would adversely affect our revenue and earnings.
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
For the years ended December 31, 2024, 2023, and 2022, we earned approximately 14.2%, 18.2%, and 24.3%, respectively, of our revenues from our international operations. We intend to grow our non-U.S. business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. Our international operations carry special financial and business risks, which could include the following: greater difficulties in managing and staffing foreign operations; language barriers and cultural differences, including the need to adopt different business practices in different geographic areas; fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected, additional and/or costly changes in trading policies, regulatory requirements, tariffs and other barriers; restrictions on travel; longer transaction cycles; higher operating costs; local labor conditions and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses or profits; potentially less stable political and economic environments; terrorism, international hostilities, war and other civil disturbances or other catastrophic events that reduce business activity; different fee structures for our advisory services; and difficulty collecting fees.
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
We currently generate substantially all of our revenue from advisory engagements. However, we may grow our business by entering into new lines of business. Moreover, we currently derive a small portion of revenue through equity research and underwriting services. To the extent we enter into new lines of business or increase our focus on existing lines of business other than our advisory engagements, we will face numerous risks and uncertainties, including risks associated with actual or perceived conflicts of interest because we would no longer be limited to the advisory business, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources, diversion of management’s time and attention and the loss of clients due to the perception that we are no longer focusing on our business.
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
Because our financial statements are denominated in U.S. dollars and we receive a portion of our revenue in other currencies (including the Euro, pound sterling and Canadian dollars), we are exposed to fluctuations in foreign currencies. During the years ended December 31, 2024, 2023, and 2022, 11.8%, 16.9%, and 19.2%, respectively, of revenue was denominated in currencies other than the U.S. dollar. In addition, we pay certain of our expenses in such currencies. Additionally, entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of our foreign subsidiaries exposes the Company to exchange rate fluctuations which can result in foreign currency related transaction gains and losses. An appreciation or depreciation of any of these currencies relative to the U.S. dollar could result in an adverse or beneficial impact, respectively, to our financial results. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise.
Restrictions in the Credit Agreement (as defined below) governing our Revolving Credit Facility (as defined below) may impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests.
We have access to a revolving credit facility (the “Revolving Credit Facility”) through an amended and restated credit agreement with Cadence Bank, dated December 11, 2018 (as amended on December 11, 2018, November 11, 2020, December 28, 2020, June 15, 2021, June 30, 2023, and January 24, 2025, the “Credit Agreement”), which provides for a $50.0 million unsecured revolving credit facility that matures on July 1, 2028, and contains a number of significant covenants that, among other things, require PWP OpCo and certain of its subsidiaries (the “Loan Parties”) to maintain (on a consolidated basis) minimum liquidity levels, a minimum debt service coverage ratio and a maximum leverage ratio and restrict the ability of the Loan Parties to: incur liens; dispose of assets; incur additional indebtedness; make certain restricted payments; engage in business mergers or consolidations; and engage in certain transactions with subsidiaries and affiliates.
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
As a participant in the financial services industry, we are subject to extensive regulation in the United States and internationally, including regulatory capital and other requirements imposed on our SEC-registered broker-dealer, Perella Weinberg Partners LP. We are subject to regulatory restrictions and requirements imposed by applicable statutes, regulations and policies in the jurisdictions in which we operate. U.S. and non-U.S. government agencies and self-regulatory organizations, including the SEC, FINRA and U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to us and conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer from registration or membership.
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
If we accumulate cash received as distributions from PWP OpCo in excess of the amounts that we need to pay any cash dividends declared by our board of directors, taxes and other expenses (including payments under the TRA), neither our organizational documents nor the PWP OpCo LPA will require us to distribute such excess cash to our stockholders. Our board of directors may, in its sole discretion, choose to use such excess cash for any purpose, including (i) to make additional distributions to the holders of our Class A common stock, (ii) to acquire additional newly-issued PWP OpCo Class A partnership units, and/or (iii) to repurchase outstanding shares of our Class A common stock. Unless and until our board of directors chooses, in its sole discretion, to make a distribution to our stockholders, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of PWP OpCo Class A partnership units for shares of our Class A common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our shareholders, in each case, to the extent such cash was received pursuant to a pro rata distribution by PWP OpCo. To the extent we do not distribute such cash as dividends on our Class A common stock or otherwise use such cash as described and instead, for example, hold such cash balances or lend them to PWP OpCo, this may result in shares of our Class A common stock increasing in value relative to the PWP OpCo Class A partnership units (the “PWP OpCo Units”). The holders of PWP OpCo Units may benefit from any value attributable to such cash balances or loans to PWP OpCo if they acquire shares of our Class A common stock in exchange for their Class A partnership units or if we acquire additional PWP OpCo Class A partnership units (whether from PWP OpCo or from holders of PWP OpCo Class A partnership units) at a price based on the market price of shares of our Class A common stock at the time.

PWP OpCo and PWP Capital have entered into various arrangements, including a master separation agreement, which contain cross-indemnification obligations of us and PWP Capital.
The master separation agreement that we entered into with PWP Capital, which holds the former asset management business of PWP OpCo prior to the separation of our advisory business from the asset management business of PWP OpCo in February 2019 (the “PWP Separation”), provides, among other things, that PWP Capital generally will indemnify us for losses that we incur relating to, arising out of or resulting from the business of PWP Capital and any payments with respect to joint liabilities to the extent they exceed 81.304% of such joint liabilities. In addition, we generally will indemnify PWP Capital for losses that PWP Capital incurs relating to our business and any payments with respect to joint liabilities to the extent they exceed 18.696% of such joint liabilities. We may not be able to recover any or all of the amount of any indemnified losses from PWP Capital should it be financially unable to perform under its indemnification obligations. In addition, we may be required to make substantial payments under our indemnity obligations to PWP Capital, which could materially adversely affect our results of operations and the price of our securities.
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
We have licensed to PWP Capital and its subsidiaries the use of certain trademarks owned by us and our subsidiaries for use in connection with its asset management business that were in use by the PWP Capital business prior to the PWP Separation. As a result, there is a risk of reputational harm to us if PWP Capital and its subsidiaries use such trademarks and engage in poor business practices, experience adverse results or otherwise damage the reputational value of the “Perella Weinberg Partners” or “TPH&Co.” brand names. These risks could impair our operations, affect our reputation and adversely affect our business.
Our voting control is concentrated among the holders of our Class B-1 common stock. As a result, the market price of our securities may be materially adversely affected by such disparate voting rights.
VoteCo Professionals beneficially owns all of the outstanding shares of our Class B-1 common stock, representing approximately 82.3% of our total voting power, and holders of Class A common stock own shares of our Class A common stock, representing approximately 17.7% of our total voting power (in each case as of December 31, 2024). As long as VoteCo Professionals beneficially owns a majority of our total voting power, it will have the ability, without the consent of the public holders of our Class A common stock, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us.
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
We are controlled by VoteCo Professionals, which is ultimately managed by a committee of Limited Partners that manages Professionals GP, the general partner of VoteCo Professionals. The interests of the Limited Partners who manage VoteCo Professionals may differ from those of our other stockholders. For example, the Limited Partners who manage VoteCo Professionals may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the TRA, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. VoteCo Professionals, which is ultimately managed by a committee of Limited Partners that manages Professionals GP, the general partner of VoteCo Professionals, holds all outstanding shares of Class B-1 common stock and thereby control approximately 82.3% of the voting interest in us as of December 31, 2024. The shares of Class B-1 common stock will entitle VoteCo Professionals to (i) for so long as the condition that Professional Partners or its Limited Partners as of the date of Closing or its or their respective successors or assigns maintain, directly or indirectly, ownership of PWP OpCo Class A partnership units that represent at least ten percent (10%) of our issued and outstanding Class A common stock (calculated, without duplication, on the basis that all issued and outstanding PWP OpCo Class A partnership units not held by us or our subsidiaries had been exchanged for our Class A common stock) (the “Class B Condition”) is satisfied, 10 votes per share for each share held of record on all matters submitted to a vote of stockholders and (ii) after the Class B Condition ceases to be satisfied, one vote per share for each share held of record on all matters submitted to a vote of stockholders. In addition, we are party to the Stockholders Agreement with VoteCo Professionals (the “Stockholders Agreement”), pursuant to which, for so long as the Class B Condition is satisfied, VoteCo Professionals will have certain approval rights over certain transactions, including the right to designate a number of nominees to our board of directors equal to a majority thereof. For so long as the Class B Condition is no longer satisfied and the condition that Professional Partners or its Limited Partners as of the date of Closing or its or their respective successors or assigns maintain, directly or indirectly, ownership of PWP OpCo Class A partnership units that represent at least five percent (5%) of our issued and outstanding Class A common stock (calculated, without duplication, on the basis that all issued and outstanding PWP OpCo Class A partnership units not held by us or our subsidiaries had been exchanged for our Class A common stock) (the “Secondary Class B Condition”) is satisfied, VoteCo Professionals will have the right to designate a number of directors (rounded up to the nearest whole number) equal to one third of our board of directors. As a result, because the Limited Partners who manage VoteCo Professionals have a majority of the voting power in us through their control of VoteCo Professionals, and our Restated Certificate of Incorporation does not provide for cumulative voting, they will have the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of our Class A common stock or other securities, and the declaration and payment of dividends. The Limited Partners who manage VoteCo Professionals are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The voting power of the Limited Partners who manage VoteCo Professionals could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of us and might ultimately affect the market price of our Class A common stock. As a result of the control exercised by the Limited Partners who manage VoteCo Professionals over us, none of our agreements with them have been negotiated on “arm’s length” terms. We cannot assure you that we would not have received more favorable terms from an unaffiliated party.
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
As of December 31, 2024, we had 1,500,000,000 shares of Class A common stock authorized, of which 72,544,696 had been issued and 59,181,721 are outstanding. Our Restated Certificate of Incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires our management report upon the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. If we are not able to adequately comply with Section 404 of the Sarbanes-Oxley Act or if our management or auditors are unable to conclude that our internal control over financial reporting is effective, we may become subject to adverse regulatory consequences and/or investors could lose confidence in the accuracy and completeness of our financial reports and that could lead to a decrease in the market price of our Class A common stock.
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
As part of our processes for assessing, identifying and managing material risks from cybersecurity threats, we maintain a process to enhance security and optimize our IT systems, and regularly conduct security assessments and testing of our systems to verify our systems’ integrity to protect them against being compromised from both internal and external sources. We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and test those systems pursuant to our cybersecurity processes and practices. To protect our information systems from cybersecurity threats, we use various security tools that help us identify, escalate, investigate, resolve and recover from security incidents in a timely manner. These efforts include using monitoring tools and services to address the confidentiality, integrity, and availability of our assets and data. Regular internal and third-party reviews are performed on our processes and technologies to help validate the effectiveness of our privacy and data security controls. These safeguards include employing firewalls, intrusion prevention and detection systems, and access controls, which are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.
We monitor industry best practices and developments in data privacy and security, including increased scrutiny of third-party service providers with access to sensitive data. We prioritize a robust due diligence program for key third-party service providers, utilizing a comprehensive due diligence questionnaire to evaluate potential risks before establishing formal partnerships. This in-depth approach applies to all vendors with access to our sensitive systems or data. Our assessments are customized based on each provider’s risk profile, with heightened scrutiny applied to new engagements and high-risk relationships. Existing vendors are subject to periodic reevaluations according to a predetermined schedule, with increased frequency for those deemed higher risk.
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
We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents. Our dedicated Information Security Team is responsible for identifying, assessing, detecting, and responding to any threats and vulnerabilities. The team routinely collects and processes information from a variety of sources, including from media reporting, commercial threat intelligence providers (FSARC, FS-ISAC), the Federal Bureau of Investigation and other government and law enforcement agencies. The team provides global mitigation of known cybersecurity threats to help ensure that our data and systems are protected.
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

On November 9, 2015, the Defendants filed an Answer, Counterclaims, Cross-claims and a Third-Party Complaint, which contained 14 causes of action. On July 17, 2016, the Court issued a decision, dismissing half of the Defendants’ -claims with prejudice. On August 18, 2016, the Defendants filed an Amended Answer, Counterclaims, Cross-claims and Third-Party Complaint, with seven counterclaims and cross-claims to the New York Appellate Division, First Department (the “First Department”). On August 29, 2017, the First Department issued a decision denying the Defendants’ appeal other than allowing one Defendant to proceed with his breach of fiduciary duty counterclaim. On October 27, 2017, the Defendants moved the First Department for leave to appeal its decision to the New York Court of Appeals. On December 28, 2017, the First Department denied the Defendants’ motion for leave. On April 24, 2018, the Defendants filed a Second Amended Answer, Counterclaims, Cross-claims and Third-Party Complaint, which contains eight counterclaims and cross-claims. Defendants are seeking declaratory relief and damages of no less than $60.0 million, as well as statutory interest. In addition, on January 19, 2022, Defendants filed a motion for leave to renew their New York Labor Law counterclaim that the Court dismissed in 2016. On June 30, 2023, the Court issued a decision denying Defendants’ motion for leave. On January 29, 2024, Defendants appealed to the First Department the June 30, 2023 decision denying their motion for leave. On April 16, 2024, the First Department denied Defendants’ appeal.
After the completion of discovery, both the PWP Plaintiffs and the Defendants subsequently moved for summary judgment. On March 20, 2020 the parties completed briefing of their respective motions (the “Summary Judgment Decision”). The Court granted the PWP Plaintiffs motion with respect to the restrictive covenants in the PWP Plaintiffs’ agreements, finding that they are valid and enforceable, and otherwise denied the motion. The Court denied Defendants’ motion in its entirety. On July 25, 2023, Defendants appealed parts of the Summary Judgment Decision. On August 30, 2024, the First Department issued a decision granting in part and denying in part Defendants’ appeal. The First Department granted Defendants’ appeal only to the extent it found that the PWP Plaintiffs could not pursue a client solicitation claim against two specific clients. The First Department denied Defendants’ appeal to the extent it found that the PWP Plaintiffs’ restrictive covenants were reasonable and enforceable, and Defendants’ counterclaim for deferred compensation needed to be decided at trial.
Trial started on January 24, 2025 and is scheduled to end on March 7, 2025.
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
For details on the current legal proceedings, refer to Note 16—Commitments and Contingencies in the notes to the consolidated financial statements included elsewhere in this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is listed and traded on the Nasdaq Global Select Market under the stock symbol “PWP.” As of February 24, 2025, there were approximately 12 holders of record of our Class A common stock and 1 holder of record of our Class B common stock. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. Our Class B common stock is not listed or quoted on any exchange and is not transferable by the holders, subject to certain limited exceptions.
We intend to pay dividends quarterly to our common stockholders. For the year ended December 31, 2024, cash dividends of $0.28 per outstanding share of Class A common stock were paid to our stockholders. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will be subject to our financial condition, earnings, capital requirements, financial covenants, applicable law and other factors our board of directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.
Stock Performance
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent we specifically incorporate it by reference into such filing. Our stock price performance shown in the graph below is not indicative of future stock price performance.
The stock performance graph below compares the performance of an investment in our Class A common stock, from June 25, 2021 through December 31, 2024, with that of the S&P 500 Index and the S&P Financials Index. The graph assumes $100 was invested at the close of business on June 25, 2021. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Unregistered Sales of Equity Securities and Use of Proceeds
None.
Repurchase of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid per Unit	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that may yet to be Purchased Under the Publicly Announced Program(1)
October 1, 2024 - October 31, 2024	$—	$—	—	$93,823,525
November 1, 2024 - November 30, 2024	$—	$—	—	$93,823,525
December 1, 2024 - December 31, 2024	$—	$—	—	$93,823,525
Total	—	$—	—
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

Operating Expenses
Our operating expenses are classified as (i) total compensation and benefits expenses including equity-based compensation, and (ii) non-compensation expenses.
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
At the time of the Merger, the Company entered into vesting acceleration agreements with certain holders of Professional Partners Awards to accelerate vesting for all Professional Partners Awards during the second quarter of 2024 (the “Vesting Acceleration”). Prior to the Merger, the amortization expense for the Professional Partners Awards was allocated fully to non-controlling interests. As a result of the Merger, these awards are considered granted by PWP OpCo and PWP OpCo as a whole bore the cost of the cash settlement feature of the awards, which was added in conjunction with the Merger. As a result, subsequent to the Merger, the Company allocated the costs associated with these awards between Perella Weinberg Partners and non-controlling interests in proportion to their ownership interests, which is consistent with the allocation of the other profit and loss activity of PWP OpCo.
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
Non-Operating Income (Expenses)
Non-operating income (expenses) includes the impact of income and expense items that we consider to be non-operational in nature, which typically includes interest income and expense and other non-operating gains (losses), including the impact of foreign exchange rate fluctuations.
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

Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2024 and 2023. For a discussion of the year ended December 31, 2023 versus 2022, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Form 10-K for the year ended December 31, 2023.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues	$878,039	$648,652	$631,507	35%	3%
Expenses
Compensation and benefits	525,941	426,572	391,333	23%	9%
Equity-based compensation	258,296	182,375	154,158	42%	18%
Total compensation and benefits	784,237	608,947	545,491	29%	12%
Non-compensation expenses	172,334	154,805	133,749	11%	16%
Total operating expenses	956,571	763,752	679,240	25%	12%
Operating income (loss)	(78,532)	(115,100)	(47,733)	32%	(141)%
Non-operating income (expenses)
Related party income	—	932	2,805	(100)%	(67)%
Other income (expense)	10,277	1,348	7,702	662%	(82)%
Change in fair value of warrant liabilities	—	—	15,806	—%	(100)%
Total non-operating income (expenses)	10,277	2,280	26,313	351%	(91)%
Income (loss) before income taxes	(68,255)	(112,820)	(21,420)	40%	(427)%
Income tax expense (benefit)	21,089	(980)	10,327	NM	NM
Net income (loss)	$(89,344)	$(111,840)	$(31,747)	20%	(252)%
Less: Net income (loss) attributable to non-controlling interests	(24,616)	(94,617)	(49,625)	74%	(91)%
Net income (loss) attributable to Perella Weinberg Partners	$(64,728)	$(17,223)	$17,878	(276)%	NM
NM = Not meaningful

Revenues
The following table provides revenue statistics for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Total Advisory Clients	221	202	200	19	2
Total Clients with Fees Greater than $1.0 million	141	123	127	18	(4)
Revenues were $878.0 million for the year ended December 31, 2024 as compared with $648.7 million for the year ended December 31, 2023, representing an increase of 35%. The increase was attributable to increased mergers and acquisition and financing and capital solutions activity, driven by larger transactions in size and number across the business.
Compensation and Benefits Expenses
For the year ended December 31, 2024, total compensation and benefits expenses were $784.2 million, an increase of 29% compared with $608.9 million for the year ended December 31, 2023. The increase in total compensation and benefits expenses was primarily the result of a higher bonus accrual in the current year period due to a higher revenue base, despite a lower compensation margin. The increase was also driven by higher equity-based compensation expense from the phase-in of our annual incentive award grants, as well as the Vesting Acceleration, which resulted in $144.2 million of equity-based compensation expense for the Professional Partners Awards in the current year period as compared to $68.5 million in the prior year period for the same awards. The increase in total compensation and benefits was partially offset by higher costs incurred in the prior year related to headcount reductions associated with a business realignment.
Non-Compensation Expenses
For the year ended December 31, 2024, total non-compensation expenses were $172.3 million, an increase of 11% compared with $154.8 million for the year ended December 31, 2023. The increase in non-compensation expenses was primarily the result of an increase in professional fees, including consulting fees tied to revenue contribution, bad debt write-offs, and higher depreciation expense due to new assets being placed in service subsequent to the second quarter of 2023 related to the renovation of the New York office space and relocation of the London office space. These increases were partially offset by reduced rent and occupancy costs.
Non-Operating Income (Expenses)
For the year ended December 31, 2024, non-operating income was $10.3 million compared with non-operating income of $2.3 million for the year ended December 31, 2023. In the current period, non-operating income primarily included interest income, which increased from the prior year due to higher interest rates and larger interest-bearing cash balances, and a net gain from foreign exchange rate fluctuations, compared to a net loss in the prior year. For both periods, foreign exchange rate fluctuations largely related to U.S. dollar-denominated cash and intercompany balances held by our foreign subsidiaries, including the settlement of such balances. The year ended December 31, 2023 also included a non-operating loss on investment that did not recur in the current year.
Income Tax Expense (Benefit)
The Company’s income tax expense and effective tax rate were $21.1 million and (30.9)%, respectively, for the year ended December 31, 2024 compared to an income tax benefit and an effective tax rate of $1.0 million and 0.9%, respectively, for the year ended December 31, 2023. The change in the effective tax rate was primarily due to the relative size of our permanent differences in relation to the pre-tax loss in the respective periods, the Vesting Acceleration, and the recognition of tax benefits associated with the appreciation in our share price upon vesting of RSUs above the original grant price during the year ended December 31, 2024.

Liquidity and Capital Resources
General
We regularly monitor our liquidity position, including cash and cash equivalents, working capital assets and liabilities, commitments and other liquidity requirements. Our primary sources of liquidity are generally our cash and cash equivalent balances, investments in short-term marketable debt securities, the net cash generated from operations, and the available borrowing capacity under our Revolving Credit Facility. Our primary cash needs are for working capital, operating expenses (including cash compensation for our employees), repurchasing shares of the Company’s Class A common stock, withholding tax payments for vested incentive compensation awards, including restricted stock units and performance stock units (the “PWP Incentive Plan Awards”), cash-settled exchanges of PWP OpCo Units, income taxes, dividends and distributions, capital expenditures, making payments pursuant to the tax receivable agreement, commitments, and strategic investments. We generally pay a significant portion of our annual cash incentive compensation during the first quarter of each calendar year with respect to the prior year’s results. Therefore, levels of cash and cash equivalents and/or investments in short-term marketable debt securities generally decline during the first quarter and build over the remainder of the year.
Our current assets are primarily composed of cash and cash equivalents, investments in short-term marketable debt securities, receivables related to fees earned from providing advisory services, certain prepaid expenses and certain amounts due from related parties. Our current liabilities are primarily composed of accrued employee compensation, accounts payable and other accrued expenses. Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and short-term highly liquid investments that have original maturities of three months or less from the date of purchase. We had cash balances of $331.6 million and $247.2 million as of December 31, 2024 and 2023, respectively, and cash equivalents of $20.2 million as of December 31, 2024, which included investments in U.S. Treasury securities. As of December 31, 2023, we held no cash equivalents. Additionally, as of December 31, 2024 and 2023, we held U.S. Treasury securities of $75.8 million and $91.2 million, respectively, which are classified as Investments in short-term marketable debt securities within the consolidated financial statements.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable typically have net terms of 30 days. Accounts receivable, net of allowance for credit losses, were $73.3 million and $47.8 million as of December 31, 2024 and 2023, respectively.
We have a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Additionally, up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement. As of December 31, 2024 and 2023, we had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 9—Debt in the notes to consolidated financial statements included elsewhere in this Form 10-K.
On March 1, 2024, we issued and sold 5,750,000 shares of Class A common stock at a price of $12.00 per share for net proceeds of $66.0 million after deducting underwriting discounts and offering costs.
During the second quarter of 2024, we paid or accrued a combined $86.6 million in settlement of certain Professional Partners Awards in connection with the Vesting Acceleration. Refer to Note 11—Equity-Based Compensation in the notes to the consolidated financial statements for further information regarding the Vesting Acceleration. Also during the year ended December 31, 2024, we elected to settle exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for $63.4 million in cash.
During the year ended December 31, 2024, we made $70.4 million of withholding tax payments for vested PWP Incentive Plan Awards. Withholding tax payments for vested equity-classified Professional Partners Awards are included in the above-disclosed amount paid or accrued in settlement of certain Professional Partners Awards in connection with the Vesting Acceleration.
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

Cash Flows
A summary of our operating, investing and financing cash flows is as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash Provided By (Used In)
Operating Activities
Net income (loss)	$(89,344)	$(111,840)	$(31,747)
Non-cash charges and other operating activity adjustments	224,073	213,224	162,414
Other operating activities	88,630	44,499	(148,440)
Total operating activities	223,359	145,883	(17,773)
Investing Activities	(98)	(5,818)	(166,231)
Financing Activities	(137,252)	(67,018)	(136,768)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,340)	2,889	(9,837)
Net increase (decrease) in cash, cash equivalents and restricted cash	82,669	75,936	(330,609)
Cash, cash equivalents and restricted cash, beginning of period	250,102	174,166	504,775
Cash, cash equivalents and restricted cash, end of period	$332,771	$250,102	$174,166
Year Ended December 31, 2024
Operating activities resulted in a net cash inflow of $223.4 million primarily attributable to cash collections from clients, net of cash operating expense outflows, including the settlement of liability-classified Professional Partners Awards during the second quarter and discretionary bonuses paid during the first quarter of 2024 with respect to prior year compensation expense.
Investing activities resulted in a net cash outflow of $0.1 million attributable to the purchase of investments in U.S. Treasury securities and payments for additional investments and capital expenditures related to office space renovations, which was almost fully offset by a cash inflow from the maturation of investments in U.S. Treasury securities.
Financing activities resulted in a net cash outflow of $137.3 million primarily due to withholding tax payments for vested PWP Incentive Plan Awards and equity-classified Professional Partners Awards, the cash settlement of exchanges of PWP OpCo Units, share repurchases, dividend payments, and distributions to partners, all of which was partially offset by the issuance of 5,750,000 shares of Class A common stock for net proceeds of $66.0 million.
Year Ended December 31, 2023
Operating activities resulted in a net cash inflow of $145.9 million primarily attributable to cash collected from clients, net of cash operating expense outflows, including discretionary bonuses paid during the first quarter of 2023 with respect to prior year compensation expense.
Investing activities resulted in a net cash outflow of $5.8 million largely attributable to the purchase of investments in U.S. Treasury securities and the purchase of leasehold improvement fixed assets associated with the renovation of the New York office space and relocation of the London office space, partially offset by a cash inflow from the maturation of investments in U.S. Treasury securities.
Financing activities resulted in a net cash outflow of $67.0 million primarily related to withholding tax payments for vested PWP Incentive Plan Awards, the repurchase of shares pursuant to the stock repurchase program, dividend payments, and distributions to partners.
For a discussion of the year ended December 31, 2022, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flows” in our Form 10-K for the year ended December 31, 2023.

Share Repurchase Program
Our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $200.0 million of our Class A common stock with no requirement to purchase any minimum number of shares. During the year ended December 31, 2024, we repurchased 1,000,000 founder shares at a purchase price of $15.00 per share. As of December 31, 2024, $93.8 million remains of the $200.0 million authorized for share repurchases.
Exchange Rights
In accordance with the limited partnership agreement of PWP OpCo, holders of PWP OpCo Units (other than the Company) may exchange these units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock and (iii) subsequent to the Merger, cash from any other source. Whether future exchanges are settled in cash or shares of Class A common stock is at our discretion and will depend on our liquidity and capital resources, market conditions, the timing and concentration of exchange elections and other factors. See Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests in the notes to consolidated financial statements included elsewhere in the Form 10-K for further information.
Regulatory Capital
We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. Refer to Note 6—Regulatory Requirements in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information. These regulations differ in the United States, United Kingdom, Canada, France and other countries in which we operate a registered broker-dealer or regionally similar construct. The license or regulatory framework under which we operate in each such country is meant to comply with applicable laws and regulations to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements to effectively operate in each jurisdiction.
Tax Receivable Agreement
As of December 31, 2024, we had an amount due of $65.5 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date. See Note 15—Related Party Transactions in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information as well as the expected timing of payments.
Leases
We have various non-cancelable operating leases for our office space and certain equipment. As of December 31, 2024, we had $187.3 million of operating lease liabilities. See Note 4—Leases in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information as well as the expected timing of payments.

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
When we invest our excess cash, we manage our credit risk exposure by holding investments primarily with investment grade credit quality. As of December 31, 2024, the Company held investments of $96.0 million in U.S. Treasury securities with maturities of less than 12 months. Of this amount, $20.2 million is presented in Cash and cash equivalents and $75.8 million is presented in Investments in short-term marketable debt securities on the Consolidated Statements of Financial Condition.
Exchange Rate Risk
We are exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of its operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the years ended December 31, 2024 and 2023, the net impact of non-functional currency-related transaction gains and losses recorded in Other income (expense) on our Consolidated Statements of Operations was a $1.3 million gain and a $3.3 million loss, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the strength of the U.S. dollar fluctuated. For the years ended December 31, 2024 and 2023, the net impact from the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) was a $2.5 million loss and a $4.1 million gain, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future. As of December 31, 2024, we held cash balances of $37.7 million in non-U.S. dollar currencies, composed of pound sterling, euros, and Canadian dollars.

Critical Accounting Estimates
The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. The following are our critical accounting estimates and judgments used in the preparation of our consolidated financial statements. We believe that these critical accounting estimates represent those that are most important to the presentation of our financial condition and results of operations and require management's most difficult, subjective and complex judgment. Due to their subjectivity, actual results could differ from those estimates. Estimates and the assumptions underlying these estimates are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary.
Revenue Recognition
The services provided under contracts with clients include transaction-related advisory services, fairness opinion services, research, and underwriting services. The fee structures for the Company’s transaction-related advisory services often involve an “all or nothing” consideration amount and the associated fees are predominantly considered variable as they are often based on the ultimate transaction value or the outcome ultimately achieved and/or are susceptible to factors outside of the Company’s influence, such as third-party negotiations, regulatory approval, court approval, and shareholder votes. Accordingly, a large portion of the fees associated with these services is constrained until substantially all services have been provided, specified conditions have been met and/or certain milestones have been achieved, and it is probable that a significant revenue reversal will not occur in a future period, the determination of which may require significant judgment, especially when assessed near the end of a reporting period, and/or involve material amounts. Due to this constraint, a significant portion of revenue recognized for advisory services in any given period often relates to services performed in prior periods.
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
Refer to Note 8—Income Taxes in the notes to the consolidated financial statements.

Equity Compensation
A portion of the PWP Incentive Plan Awards granted to certain employees vest upon the occurrence of both service and market conditions being achieved. Compensation expense is recognized for these equity-based awards over the requisite vesting period in an amount equal to the fair value of the awards at the grant date, provided the requisite service period is completed, irrespective of whether the market condition is satisfied. The effect of the market condition is reflected in the grant date fair value of the award. The Company utilized a Monte-Carlo simulation valuation model to determine the grant date fair value which required significant judgment for various inputs including the risk-free interest rate, dividend yield and the volatility factor.
Refer to Note 11—Equity-Based Compensation in the notes to the consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth above in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Credit Risk.”

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Perella Weinberg Partners
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Perella Weinberg Partners (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity and redeemable non-controlling interests and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2025, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Transaction-related Advisory Service Revenue
Description of the Matter
For the year ended December 31, 2024, the Company’s revenues totaled $878.0 million, a portion of which resulted from transaction-related advisory services. As explained in Note 2 to the consolidated financial statements, the Company provides transaction-related advisory services to its clients to assist with corporate finance activities that include, but are not limited to, mergers and acquisitions, reorganizations, tender offers, leveraged buyouts, and the pricing of securities to be issued. The Company recognizes revenue from transaction-related advisory services when or as its performance obligations are fulfilled. The recognition of transaction-related advisory services is often constrained until substantially all services have been provided, specified conditions have been met and/or certain milestones have been achieved, and it is probable that a significant revenue reversal will not occur in a future period. The determination of when and to what extent to recognize transaction-related advisory service revenues may require judgment, particularly when milestones are met near the end of a reporting period and in cases where additional services are expected to be provided subsequent to the achievement of the milestone.

Auditing transaction-related advisory services revenue involved significant effort and was especially challenging due to the judgment involved to assess whether (1) all services have been provided, specified conditions have been met and/or certain milestones have been achieved and (2) it is probable a significant revenue reversal will not occur in a future period.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over transaction-related advisory services revenue. This included, among others, testing management’s controls over the assessment of the fulfillment of its performance obligations and the evaluation of the revenue constraint for transactions that closed subsequent to the reporting period.

To test the Company’s transaction-related advisory service revenue, our procedures included, among others, testing a sample of revenue transactions, including transactions occurring near the end of the reporting period to evaluate management’s assessment that it had met the conditions for revenue recognition. We made inquiries of management relating to their assessment of the satisfaction of performance obligations pursuant to the terms of the engagement letter and the probability of a significant revenue reversal in the future. We obtained and read the engagement letters and identified the services to be provided and the compensation to be received. We inspected relevant documentation such as transaction close documents, press releases, court approvals, executed agreements and correspondence between third parties and the Company.

Internal Reorganization Accounting and Reporting
Description of the Matter
On April 1, 2024, as part of an internal reorganization, PWP AdCo Professionals LP (“AdCo Professionals”) merged with and into PWP Holdings LP (“PWP OpCo”) (the “Merger”). As a result of the Merger, (i) the partnership units of AdCo Professionals were converted into an equivalent number of partnership units of PWP OpCo, (ii) the net assets of AdCo Professionals became the net assets of PWP OpCo and (iii) PWP OpCo adopted an amended and restated limited partnership agreement that permits the Company to settle quarterly exchanges in cash or shares at the Company’s discretion. As disclosed in notes 1 and 11 to the consolidated financial statements, at the time of the Merger, the Company entered into vesting acceleration agreements with certain holders of AdCo Professionals partnership units which accelerated the vesting. The Merger and accelerated vesting resulted in certain of these partnership unit awards being modified from equity-classified to liability-classified awards with changes in fair value generally recorded as incremental equity-based compensation expense through the date of vesting. For the year ended December 31, 2024, the Company recorded $130.3 million of equity-based compensation expense related to the acceleration of these partnership unit awards. Of that amount, $69.5 million was related to liability-classified awards. In addition, as disclosed in Note 10 to the consolidated financial statements as a result of the Merger, the Non-controlling interests on the Company’s Consolidated Statements of Financial Condition were reclassified to Redeemable non-controlling interests within temporary equity. Further, subsequent to the Merger, the Company began allocating the remaining expense associated with these partnership unit awards between Perella Weinberg Partners and Non-controlling interests in proportion to their ownership interests of PWP OpCo, which is consistent with the allocation of the other profit and loss activity.

Auditing the internal reorganization was especially challenging because of the complexity of the transaction and the related accounting guidance and reporting considerations.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls related to the internal reorganization. This included, among others, testing management’s controls over the evaluation and application of accounting and reporting guidance in recording and reporting the financial statement impacts of the internal reorganization.

To test the Company’s evaluation of and accounting and reporting for the internal reorganization, our procedures included, among others, obtaining and reading the amended and restated PWP OpCo limited partnership agreement, vesting acceleration agreements and other relevant documents, assessing settlement and acceleration provisions, considering management’s conclusions regarding the accounting and reporting, and evaluating the Company’s financial statement presentation and disclosures, including equity-based compensation expense and non-controlling interest classification and measurement.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.
New York, New York
February 27, 2025

Perella Weinberg Partners
Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$331,558	$247,171
Restricted cash	1,213	2,931
Investments in short-term marketable debt securities	75,830	91,174
Accounts receivable, net of allowance	73,293	47,771
Due from related parties	1,146	3,575
Fixed assets, net of accumulated depreciation and amortization	84,886	93,652
Intangible assets, net of accumulated amortization	12,612	19,192
Goodwill	34,383	34,383
Prepaid expenses and other assets	29,224	30,871
Right-of-use lease assets	139,637	143,935
Deferred tax asset, net	92,969	46,453
Total assets	$876,751	$761,108
Liabilities, Redeemable Non-Controlling Interests, and Equity
Accrued compensation and benefits	$325,225	$233,927
Accounts payable, accrued expenses and other liabilities	68,919	52,106
Lease liabilities	187,349	175,901
Amount due pursuant to tax receivable agreement	65,493	30,928
Total liabilities	646,986	492,862
Commitments and Contingencies (Note 16)
Redeemable non-controlling interests, 27,460,600 units at redemption value of $23.71 per unit as of December 31, 2024	651,140	—
Equity
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 72,544,696 issued and 59,181,721 outstanding at December 31, 2024; 1,500,000,000 shares authorized, 57,361,073 issued and 44,642,849 outstanding at December 31, 2023)	7	6
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 27,460,600 issued and outstanding at December 31, 2024; 600,000,000 shares authorized, 41,589,339 issued and outstanding at December 31, 2023)	3	4
Preferred stock, par value $0.0001 per share (100,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and December 31, 2023)	—	—
Additional paid-in-capital	—	312,523
Retained earnings (accumulated deficit)	(303,708)	(54,650)
Accumulated other comprehensive income (loss)	(6,193)	(4,480)
Treasury stock, at cost (13,362,975 and 12,718,224 shares of Class A common stock at December 31, 2024 and December 31, 2023, respectively)	(111,484)	(100,747)
Total Perella Weinberg Partners equity	(421,375)	152,656
Non-controlling interests	—	115,590
Total equity	(421,375)	268,246
Total liabilities, redeemable non-controlling interests, and equity	$876,751	$761,108
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues	$878,039	$648,652	$631,507
Expenses
Compensation and benefits	525,941	426,572	391,333
Equity-based compensation	258,296	182,375	154,158
Total compensation and benefits	784,237	608,947	545,491
Professional fees	49,262	39,640	34,824
Technology and infrastructure	35,721	34,462	30,084
Rent and occupancy	24,325	26,891	24,898
Travel and related expenses	19,823	19,030	13,034
General, administrative and other expenses	22,824	20,103	20,215
Depreciation and amortization	20,379	14,679	10,694
Total expenses	956,571	763,752	679,240
Operating income (loss)	(78,532)	(115,100)	(47,733)
Non-operating income (expenses)
Related party income	—	932	2,805
Other income (expense)	10,277	1,348	7,702
Change in fair value of warrant liabilities	—	—	15,806
Total non-operating income (expenses)	10,277	2,280	26,313
Income (loss) before income taxes	(68,255)	(112,820)	(21,420)
Income tax expense (benefit)	21,089	(980)	10,327
Net income (loss)	(89,344)	(111,840)	(31,747)
Less: Net income (loss) attributable to non-controlling interests	(24,616)	(94,617)	(49,625)
Net income (loss) attributable to Perella Weinberg Partners	$(64,728)	$(17,223)	$17,878
Net income (loss) per share attributable to Class A common shareholders
Basic	$(1.22)	$(0.40)	$0.41
Diluted	$(1.22)	$(1.33)	$(0.46)
Weighted-average shares of Class A common stock outstanding
Basic	53,187,995	43,273,939	43,837,640
Diluted	53,187,995	86,779,052	89,755,632
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(89,344)	$(111,840)	$(31,747)
Foreign currency translation gain (loss), net of tax	(2,534)	4,131	(9,682)
Comprehensive income (loss)	(91,878)	(107,709)	(41,429)
Less: Comprehensive income (loss) attributable to non-controlling interests	(25,437)	(92,544)	(54,515)
Comprehensive income (loss) attributable to Perella Weinberg Partners	$(66,441)	$(15,165)	$13,086

The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance at December 31, 2021	43,649,319	50,154,199	(1,000,000)	$4	$5	$(12,000)	$158,131	$(18,075)	$(1,746)	$145,033	$271,352	$—
Net income (loss)	—	—	—	—	—	—	—	17,878	—	(49,625)	(31,747)	—
Equity-based awards	—	—	—	—	—	—	81,804	—	—	74,616	156,420	—
Distributions to partners	—	—	—	—	—	—	—	—	—	(44,455)	(44,455)	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	1,426,073	—	51,730	—	—	620	(620)	—	—	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(9,703)	—	—	—	(9,703)	—
Dividends declared ($0.28 per share of Class A common stock)	—	—	—	—	—	—	522	(17,874)	—	—	(17,352)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(4,792)	(4,890)	(9,682)	—
Other	—	—	—	—	—	—	702	—	—	1,233	1,935	—
Issuance of Class A common stock and exchange of PWP OpCo Units with corresponding Class B common stock for cash using 2022 Offering proceeds (Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests)	3,502,033	(3,498,534)	—	1	—	—	(538)	—	—	—	(537)	—
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests)	2,093,874	(2,091,788)	—	—	(1)	—	598	—	—	—	597	—
Warrant exchange for Class A common stock	1,565,948	—	—	—	—	—	11,999	—	—	—	11,999	—
Treasury stock purchases	—	—	(9,544,016)	—	—	(68,687)	—	—	—	—	(68,687)	—
Change in ownership interests	—	—	—	—	—	—	(766)	—	—	766	—	—
Balance at December 31, 2022	52,237,247	44,563,877	(10,492,286)	$5	$4	$(80,067)	$242,129	$(18,071)	$(6,538)	$122,678	$260,140	$—
Net income (loss)	—	—	—	—	—	—	—	(17,224)	—	(94,616)	(111,840)	—
Equity-based awards	—	—	—	—	—	—	106,248	—	—	78,216	184,464	—
Distributions to partners	—	—	—	—	—	—	—	—	—	(14,169)	(14,169)	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	2,146,320	—	150,745	1	—	1,809	(1,711)	(98)	—	—	1	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(16,743)	—	—	—	(16,743)	—
Dividends declared ($0.28 per share of Class A common stock)	—	—	—	—	—	—	542	(19,257)	—	—	(18,715)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	2,058	2,073	4,131	—
Other	—	—	—	—	—	—	1,242	—	—	740	1,982	—
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests)	2,977,506	(2,974,538)	—	—	—	—	1,484	—	—	—	1,484	—
Treasury stock purchase	—	—	(2,376,683)	—	—	(22,489)	—	—	—	—	(22,489)	—
Change in ownership interests	—	—	—	—	—	—	(20,668)	—	—	20,668	—	—
Balance at December 31, 2023	57,361,073	41,589,339	(12,718,224)	$6	$4	$(100,747)	$312,523	$(54,650)	$(4,480)	$115,590	$268,246	$—
Net income (loss)	—	—	—	—	—	—	—	(64,728)	—	(34,156)	(98,884)	9,540
Effect of the Merger and related transactions	—	(6,149,211)	—	—	(1)	—	64	—	—	(109,737)	(109,674)	97,496
Reclassification of liability-classified equity-based awards	—	—	—	—	—	—	—	—	—	—	—	6,704
Equity-based awards	—	—	—	—	—	—	115,558	—	—	13,942	129,500	60,794
Distributions to partners	—	—	—	—	—	—	—	—	—	(2,867)	(2,867)	(19,638)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	4,654,302	—	355,249	—	—	4,263	(3,947)	(316)	—	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards and equity-classified ACUs	—	—	—	—	—	—	(70,367)	—	—	—	(70,367)	(12,534)
Dividends declared ($0.28 per share of Class A common stock)	—	—	—	—	—	—	514	(22,415)	—	—	(21,901)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(1,713)	(556)	(2,269)	(265)
Other	—	—	—	—	—	—	2,498	—	—	(11)	2,487	328
Issuance of Class A common stock in public offering (Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests)	5,750,000	—	—	1	—	—	65,986	—	—	—	65,987	—
Exchange of PWP OpCo Units and corresponding Class B common stock for cash (Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests)	—	(3,204,979)	—	—	—	—	(66)	—	—	(7,373)	(7,439)	(57,105)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests)	4,779,321	(4,774,549)	—	—	—	—	6,626	—	—	—	6,626	—
Treasury stock purchase	—	—	(1,000,000)	—	—	(15,000)	—	—	—	—	(15,000)	—
Change in ownership interests	—	—	—	—	—	—	(2,816)	—	—	25,168	22,352	(22,352)
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	(426,573)	(161,599)	—	—	(588,172)	588,172
Balance at December 31, 2024	72,544,696	27,460,600	(13,362,975)	$7	$3	$(111,484)	$—	$(303,708)	$(6,193)	$—	$(421,375)	$651,140
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$(89,344)	$(111,840)	$(31,747)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity-based awards vesting expense	188,869	184,464	156,420
Depreciation and amortization	20,379	14,679	10,694
Change in fair value of warrant liabilities	—	—	(15,806)
Foreign currency revaluation	575	2,450	(4,692)
Non-cash operating lease expense	10,265	12,879	15,948
Deferred taxes	(2,456)	(2,074)	(2,743)
Bad debt expense	5,747	2,313	2,158
Other	694	(1,487)	435
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	(32,846)	18,798	(24,339)
Due from related parties	338	(213)	864
Prepaid expenses and other assets	1,212	4,336	(14,440)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	93,392	15,906	(97,135)
Accounts payable, accrued expenses and other liabilities	20,955	(1,378)	(5,805)
Lease liabilities	5,579	7,050	(7,585)
Net cash provided by (used in) operating activities:	223,359	145,883	(17,773)
Cash flows from investing activities
Purchases of fixed assets	(16,375)	(57,598)	(26,560)
Purchases of investments in short-term marketable debt securities	(74,911)	(89,259)	(139,171)
Maturities of investments in short-term marketable debt securities	91,188	140,551	—
Other	—	488	(500)
Net cash provided by (used in) investing activities	(98)	(5,818)	(166,231)
Cash flows from financing activities
Proceeds from issuance of Class A common stock in public offering, net of underwriting discount and offering costs	65,986	—	35,208
Exchange of PWP OpCo Units and corresponding Class B common stock for cash	(63,376)	—	(36,526)
Distributions to partners	(18,272)	(14,169)	(44,455)
Dividends paid on Class A and Class B common stock	(20,280)	(13,145)	(12,840)
Withholding tax payments for vested PWP Incentive Plan Awards and equity-classified ACUs	(82,901)	(16,743)	(9,703)
Treasury stock purchases	(15,000)	(22,489)	(68,452)
Payments pursuant to tax receivable agreement	(1,126)	(472)	—
Other	(2,283)	—	—
Net cash provided by (used in) financing activities	(137,252)	(67,018)	(136,768)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,340)	2,889	(9,837)
Net increase (decrease) in cash, cash equivalents and restricted cash	82,669	75,936	(330,609)
Cash, cash equivalents and restricted cash, beginning of period	250,102	174,166	504,775
Cash, cash equivalents and restricted cash, end of period	$332,771	$250,102	$174,166

The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Cash Flows – Continued
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosures of non-cash activities
Lease liabilities arising from obtaining right-of-use lease assets	$6,707	$2,278	$131,232
Accrued distributions to partners	$4,233	$—	$—
Accrued capital expenditures	$865	$11,319	$16,395
Accrued dividend equivalents and dividend equivalent units on unvested PWP Incentive Plan Awards	$6,796	$7,278	$5,711
Non-cash paydown of Partner promissory notes	$3,944	$1,547	$2,567
Deferred tax effect resulting from changes in ownership and exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$8,525	$1,485	$1,362
Accrued treasury stock purchases	$—	$—	$235
Reclassification of liability-classified equity-based awards	$6,704	$—	$—
Supplemental disclosures of cash flow information
Cash paid for income taxes	$10,283	$4,568	$25,995
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Note 1—Organization and Nature of Business
Perella Weinberg Partners and its consolidated subsidiaries, including PWP Holdings LP (“PWP OpCo”) (collectively, “PWP” and the “Company”), is a global independent advisory firm that provides strategic and financial advice to a wide range of clients. The Company’s activities constitute a single business segment that provides a range of advisory services, including advice related to strategic and financial decisions, mergers and acquisitions (“M&A”) execution, shareholder engagement advisory, financing and capital solutions advice with a focus on restructuring and liability management, capital markets advisory, and private capital placement, as well as specialized underwriting and research services primarily for the energy and related industries.
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
On April 1, 2024, as part of this internal reorganization, AdCo Professionals merged with and into PWP OpCo (the “Merger”). At the time of the Merger, (i) the original capital units (“OCUs”), value capital units (“VCUs”), and alignment capital units (“ACUs”) of AdCo Professionals were converted into an equivalent number of newly created OCUs, VCUs and ACUs of PWP OpCo, (ii) the net assets of AdCo Professionals became the net assets of PWP OpCo and (iii) PWP OpCo adopted an amended and restated limited partnership agreement (the “PWP OpCo LPA”) that permits the Company to settle quarterly exchanges in cash or shares at the Company’s discretion. The principal purpose of the internal reorganization was to simplify the structure for the partners in Professional Partners with respect to their indirect interests in PWP OpCo. There was no consideration exchanged in connection with the Division or the Merger, and neither the Division nor the Merger affected the respective rights or economic interests of the Company, PWP GP LLC (“PWP GP”), or any limited partner with respect to PWP OpCo. Refer to Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests and Note 11—Equity-Based Compensation for additional information on the Merger and related transactions.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
In preparing the consolidated financial statements, management makes certain estimates regarding the measurement of amounts due pursuant to the tax receivable agreement, measurement and timing of revenue recognition, assumptions used in the provision for income taxes, measurement of equity-based compensation, expected insurance reimbursements related to litigation costs, evaluation of goodwill and intangible assets, fair value measurement of financial instruments, and other matters that affect the reported amounts and disclosures of contingencies in the consolidated financial statements and notes thereto.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any highly liquid investments with original maturities of three months or less from the date of purchase. Cash account balances often exceed federally insured limits. Restricted cash represents cash that is not readily available for general purpose cash needs. As of December 31, 2024 and 2023, the Company had restricted cash of $1.2 million and $2.9 million, respectively, maintained as collateral for letters of credit related to certain office leases. As of December 31, 2024, the company held cash equivalents of $20.2 million, which included investments in U.S. Treasury securities with an original maturity from the date of purchase of three months or less. The Company held no cash equivalents as of December 31, 2023. The sum of Cash and cash equivalents and Restricted cash on the Consolidated Statements of Financial Condition corresponds to the total cash, cash equivalents, and restricted cash presented on the Consolidated Statements of Cash Flows.
Investments in Short-Term Marketable Debt Securities
The Company invests in short-term marketable debt securities to manage excess liquidity. In general, these investments are recorded on the Consolidated Statements of Financial Condition within Cash and cash equivalents for investments with an original maturity from the date of purchase of three months or less, and within Investments in short-term marketable debt securities for those with original maturities longer than three months but less than one year. As of December 31, 2024 and 2023, Investments in short-term marketable debt securities on the Consolidated Statements of Financial Condition consist solely of U.S. Treasury securities held by a consolidated broker-dealer subsidiary. The investments are carried at fair value as is required for broker-dealers.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Prepaid Expenses and Other Assets
Generally, prepaid expenses comprise the majority of Prepaid expenses and other assets on the Consolidated Statements of Financial Condition and represent upfront payments for various services, including subscriptions, cloud computing arrangements, software licenses and insurance, which are amortized over the related service period or policy term. Income tax receivables and expected insurance reimbursements related to litigation costs are other key components of Prepaid expenses and other assets.
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
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of December 31, 2024 and December 31, 2023, the net assets of PWP OpCo were $197.6 million and $249.6 million, respectively. As of December 31, 2024 and December 31, 2023, the Company did not consolidate any VIEs other than PWP OpCo.
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
Redeemable Non-Controlling Interests
For entities that are consolidated but not 100% owned, a portion of the income (loss) and equity is allocated to holders of the non-controlling interest. Profits and losses of PWP OpCo are allocated to the non-controlling interests in proportion to their ownership interest regardless of their basis, with an exception for certain equity-based compensation expense which was fully attributed to non-controlling interests prior to the Merger. Refer to Note 11—Equity-Based Compensation for further information.
As a result of the Merger, Non-controlling interests presented within equity on the Consolidated Statements of Financial Condition were reclassified to Redeemable non-controlling interests within temporary equity. Redeemable non-controlling interests are recorded at the higher of: (i) their redemption value as of the reporting date, which corresponds to the price of the Company’s Class A common stock, or (ii) their measurement pursuant to Accounting Standards Codification (“ASC” or the “Codification”) Topic 810, Consolidation. Changes in the current redemption value are recorded to Additional paid-in capital, or Retained earnings (deficit) to the extent there is insufficient Additional paid-in capital, immediately as they occur. When the Company has an unconditional obligation to purchase the Redeemable non-controlling interests for cash, the mandatorily redeemable interests are reclassified from temporary equity to a liability with changes in fair value recorded to Other income (expense) on the Consolidated Statements of Operations. As of December 31, 2024, there were no non-controlling interests considered mandatorily redeemable.
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
Revenue Recognition
The services provided under contracts with clients include transaction-related advisory services, fairness opinion services, research, and underwriting services, each of which are typically identified as a separate performance obligation in contracts that contain more than one type of service. As discussed in detail below, each performance obligation meets the criteria for either over time or point in time revenue recognition.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The Company recognizes revenue from providing advisory services when or as its performance obligations are fulfilled. The majority of the Company’s advisory revenue is recognized over time since the Company provides most of its advisory services on an ongoing basis, which, for example, may include evaluating and selecting one of multiple strategies. During such engagements, the Company’s clients continuously benefit from the ongoing financial and strategic advice throughout the engagement. The fee structures often involve an “all or nothing” consideration amount and the associated fees are predominantly considered variable as they are often based on the ultimate transaction value or the outcome ultimately achieved and/or are susceptible to factors outside of the Company’s influence, such as third-party negotiations, regulatory approval, court approval, and shareholder votes. Accordingly, these fees are often constrained until substantially all services have been provided, specified conditions have been met and/or certain milestones have been achieved, and it is probable that a significant revenue reversal will not occur in a future period, the determination of which may require significant judgment and/or involve material amounts. Due to this constraint, a significant portion of revenue recognized for advisory services in any given period often relates to services performed in prior periods. In some cases, a portion of the variable fees received may be deferred and recognized as a contract liability based on an estimate of the services remaining to be completed, if any (e.g., when announcement fees are earned but additional services are expected to be provided between transaction announcement and transaction close). The determination of when and to what extent to subsequently recognize deferred variable fees may require significant judgment, particularly when milestones are met near the end of a reporting period and in cases where additional services are expected to be provided subsequent to the achievement of the milestone. Certain fixed fees specified in the Company’s contracts, which may include upfront fees and retainers, are recognized on a systematic basis over the estimated period in which the related services are performed. Payments for transaction-related advisory services are generally due upon completion of a specified event or, for retainer fees, periodically over the course of the engagement.
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
Research and Underwriting Services
The Company provides research on the energy and related industries and associated equity and commodity markets. The Company’s research clients continuously benefit from the research provided throughout arrangements between the Company and such clients, and, accordingly, over time revenue recognition matches the transfer of such benefits. Research clients compensate the Company via direct payment or commission sharing agreements.
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
Interest Income
The Company typically earns interest on cash at banks and short-term investments, which is recorded on an accrual basis. The Company earned $10.3 million, $7.4 million, and $2.3 million of interest income, inclusive of net unrealized gains (losses) on U.S. Treasury securities, during the years ended December 31, 2024, 2023, and 2022, respectively, which is presented within Other income (expense) on the Consolidated Statements of Operations.
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $1.3 million, $(3.3) million, and $6.8 million during the years ended December 31, 2024, 2023, and 2022, respectively, which are included in Other income (expense) on the Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and profit and loss activity is generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive income (loss) on the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests.
Income Taxes
Prior to the Business Combination, the Company operated as a partnership, and therefore, was generally not subject to U.S. federal or state corporate income taxes. Subsequent to the Business Combination, PWP is a corporation and is subject to U.S. federal and state corporate income taxes on its proportionate share of taxable income generated by the operating partnership, PWP OpCo, as well as any standalone income (or loss) generated at the PWP entity level. PWP OpCo is treated as a partnership, and as a result, taxable income (or loss) generated by PWP OpCo flows through to its limited partners, including PWP, and is generally not subject to U.S. federal or state income tax at the partnership level. Certain non-U.S. subsidiaries are subject to income taxes in their respective local jurisdictions.
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
Recently Adopted Accounting Pronouncements
Segment Reporting—Effective for the year ended December 31, 2024, the Company retrospectively adopted Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends the guidance in ASC Topic 280, Segment Reporting (“ASC 280”). ASU 2023-07 requires enhanced disclosures about reportable segments on an annual and interim basis and clarifies that an entity with a single reportable segment is subject to all existing and amended disclosure requirements in ASC 280. Refer to Note 17—Segment and Geographic Information for the Company’s segment disclosures.
Future Adoption of Accounting Pronouncements
Income Taxes—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends the guidance in ASC Topic 740, Income Taxes (“ASC 740”), to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 are effective for the Company beginning with the annual period ended December 31, 2025. The amendments are to be applied prospectively with both retrospective application and early adoption permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on the consolidated financial statements.
Expense Disaggregation—In November 2024, the FASB issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which amends the guidance in ASC Topic 220, Income Statement—Reporting Comprehensive Income (“ASC 220”), to improve the transparency of expense disclosures by requiring more detailed information about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 are effective for the Company beginning with the annual period ended December 31, 2027. The amendments are to be applied prospectively with both retrospective application and early adoption permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on the consolidated financial statements.
Note 3—Revenue and Receivables from Contracts with Customers
The following table disaggregates the Company’s revenue between over time and point in time recognition:

	Year Ended December 31,
	2024	2023	2022
Over time	$848,302	$609,598	$609,392
Point in time	29,737	39,054	22,115
Total revenues	$878,039	$648,652	$631,507

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Reimbursable expenses billed to clients were $7.4 million, $6.2 million, and $3.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Performance Obligations and Contract Balances
As of December 31, 2024, the aggregate amount of the transaction price, as defined in the Codification, allocated to performance obligations yet to be satisfied was $0.5 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services. A significant portion of total revenues in any given period often relates to performance obligations that were satisfied or partially satisfied in prior periods. These amounts are recognized upon the resolution of revenue constraints and uncertainties in the relevant period and are generally related to transaction-related advisory services.
As of December 31, 2024 and 2023, the Company recorded $0.6 million and $0.9 million, respectively, for contract liabilities which are presented within Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The Company recognized previously deferred revenue of $0.7 million, $4.6 million, and $5.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, which was primarily related to transaction-related advisory services that are recognized over time.
Accounts Receivable and Allowance for Credit Losses
As of December 31, 2024 and 2023, $13.3 million and $7.1 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Consolidated Statements of Financial Condition. These amounts have been recognized as revenue in accordance with the Company’s revenue recognition policies but remained unbilled at the end of the period. As of December 31, 2024, certain accounts receivable in the aggregate amount of $23.9 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end. As of December 31, 2023, certain accounts receivable in the aggregate amount of $17.3 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end.
The allowance for credit losses activity for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$2,198	$1,143	$1,851
Bad debt expense	5,747	2,313	2,158
Write-offs	(6,575)	(1,383)	(2,834)
Recoveries	314	82	—
Foreign currency translation and other adjustments	(42)	43	(32)
Ending balance	$1,642	$2,198	$1,143

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
The following is information related to the Company’s operating leases:

	Year Ended December 31,
	2024	2023
Weighted-average discount rate – operating leases	4.8%	4.7%
Weighted-average remaining lease term – operating leases	13.3 years	14.3 years

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$18,895	$20,558	$20,140
Variable lease cost	2,852	3,788	2,550
Sublease income – operating leases	—	(502)	(682)
Total net lease cost	$21,747	$23,844	$22,008

Net cash outflows (inflows) on operating leases(1)	$3,022	$(4,536)	$17,057
__________________
(1)Presented net of lease incentives received, including landlord contributions to tenant improvements.
As of December 31, 2024, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases
2025	$19,348
2026	21,115
2027	20,859
2028	18,966
2029	18,776
Thereafter	156,685
Total lease payments(1)	255,749
Less: Imputed interest	(68,400)
Total lease liabilities	$187,349
__________________
(1)Total future lease payments are presented net of expected lease incentives.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 5—Goodwill and Intangible Assets
In connection with a business combination in 2016, the Company recorded goodwill in the amount of $34.4 million. Based on the Company’s quantitative assessment for impairment, no goodwill impairment was recorded during the years ended December 31, 2024, 2023, and 2022.
The following table provides the detail of the Company’s intangible assets:

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(38,315)	$9,085
Trade names and trademarks	18,400	(14,873)	3,527
Total	$65,800	$(53,188)	$12,612

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(33,575)	$13,825
Trade names and trademarks	18,400	(13,033)	5,367
Total	$65,800	$(46,608)	$19,192
The intangible assets are being amortized over an average useful life of 10 years and resulted in amortization expense of $6.6 million for each of the years ended December 31, 2024, 2023, and 2022, all of which is included in Depreciation and amortization on the Consolidated Statements of Operations. Amortization of intangible assets held at December 31, 2024 is expected to be $6.6 million and $6.0 million for the years ending December 31, 2025 and 2026, respectively. These intangible assets will be fully amortized by November 30, 2026.
Note 6—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries. None of the SEC regulated subsidiaries hold funds or securities for, or owe money or securities to, clients or carry accounts of or for clients, and as such are all exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of December 31, 2024 and 2023, all regulated subsidiaries had capital in excess of their applicable minimum capital requirements. As a result of the minimum capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.
Note 7—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Leasehold improvements	$81,860	$79,719
Furniture and fixtures	12,801	12,442
Equipment	15,322	22,522
Software	4,456	5,756
Total	114,439	120,439
Less: Accumulated depreciation and amortization	(29,553)	(26,787)
Fixed assets, net	$84,886	$93,652
Depreciation expense related to fixed assets was $13.7 million, $7.8 million, and $3.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Amortization expense related to software costs was $0.1 million, $0.3 million, and $1.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
During the year ended December 31, 2024, the Company disposed of certain technology equipment, substantially all of which were fully depreciated.
Note 8—Income Taxes
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
The Company’s income (loss) before income taxes is associated with activities in domestic and international jurisdictions, as follows:

	Year Ended December 31,
	2024	2023	2022
Domestic	$(78,113)	$(104,348)	$(36,935)
International	9,858	(8,472)	15,515
Income (loss) before income taxes	$(68,255)	$(112,820)	$(21,420)
The components of Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2024	2023	2022
Current
Federal income tax	$20,220	$433	$6,090
State and local income tax	5,113	2,955	3,428
Foreign income tax	(1,788)	(2,298)	3,552
Total current income tax expense (benefit)	23,545	1,090	13,070
Deferred
Federal income tax	(4,088)	1,819	(2,554)
State and local income tax	246	(2,157)	(232)
Foreign income tax	1,386	(1,732)	43
Total deferred income tax expense (benefit)	(2,456)	(2,070)	(2,743)
Income tax expense (benefit)	$21,089	$(980)	$10,327

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

	Year Ended December 31,
	2024	2023	2022
Expected income tax expense at the federal statutory rate	21.0%	21.0%	21.0%
Partnership income not subject to U.S. corporate income taxes	(5.4)%	(10.6)%	(10.7)%
Foreign income taxes, net of federal benefit	(1.2)%	0.7%	(7.9)%
State and local income taxes, net of federal benefit	(6.0)%	(0.8)%	(12.5)%
Non-deductible compensation expense	(38.7)%	(10.6)%	(53.5)%
Unrecognized tax benefits, net of federal benefit	2.3%	1.8%	5.3%
Non-deductible expenses	(1.8)%	(0.7)%	(2.0)%
Change in fair value of warrant liabilities	—%	—%	7.5%
Other, net	(1.1)%	0.1%	4.6%
Effective income tax rate	(30.9)%	0.9%	(48.2)%
The Company’s overall effective income tax rate is dependent on many factors, including the amount of income subject to tax. Consequently, the effective income tax rate can vary from period to period.
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
The significant components of deferred tax assets and liabilities included on the Company’s Consolidated Statements of Financial Condition are as follows:

	December 31,
	2024	2023
Deferred tax asset
Step-up in tax basis in PWP OpCo assets	$71,626	$32,649
Operating lease liabilities	40,066	31,645
RSU amortization	22,740	18,825
Deferred compensation	646	1,145
Other	3,835	2,955
Deferred tax assets before valuation allowance	138,913	87,219
Valuation allowance	(2,049)	(1,510)
Total deferred tax assets	136,864	85,709
Deferred tax liability
Operating right-of-use lease assets	(31,639)	(27,227)
Intangible assets	(1,694)	(2,037)
Fixed assets	(8,614)	(7,818)
Anticipatory foreign tax credit	(1,979)	(2,170)
Other	(570)	(705)
Total deferred tax liabilities	(44,496)	(39,957)
Deferred tax asset, net(1)	$92,368	$45,752
__________________
(1)Pursuant to the netting requirements of ASC 740, $0.6 million and $0.7 million of deferred tax liabilities are presented within Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of December 31, 2024 and 2023.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. ASC Topic 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company recognized a full valuation allowance of $2.0 million and $1.5 million, respectively, related to tax credits and capital losses that the Company does not expect to realize. No deferred tax asset has been recorded for the excess tax over book outside basis difference related to the Company’s investment in PWP OpCo as the deferred tax asset is not expected to reverse. The Company believes it is more-likely-than-not that the remaining net deferred tax asset recorded as of December 31, 2024 will be recovered in the future based on all available positive and negative evidence.
For the years ended December 31, 2024, 2023, and 2022, the Company recorded an increase to the deferred tax asset of $42.3 million, $9.9 million, and $9.5 million, respectively, related to the step-up in tax basis of PWP OpCo assets in connection with the exchanges of PWP OpCo units for cash or stock of the Company during the year. In connection with the step-up in tax basis generated from the exchanges, the Company increased the Amount due pursuant to tax receivable agreement on the Consolidated Statements of Financial Condition by $35.7 million, $8.4 million, and $8.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. The remaining tax benefit is allocable to the Company and is recorded within additional paid-in-capital.
The Company does not have excess book over tax basis in its foreign investments and has therefore not provided a deferred tax liability with respect to an outside basis difference in its investment in foreign subsidiaries.
A reconciliation of the changes in tax positions for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
Beginning unrecognized tax benefit	$3,704	$5,628	$6,138
Additions for tax positions of prior years	241	366	—
Reductions for tax positions of prior years	(3,308)	(2,944)	(184)
Additions for tax positions of current year	1,681	506	—
Foreign currency translation	(134)	148	(326)
Ending unrecognized tax benefit	$2,184	$3,704	$5,628
The Company classifies interest relating to tax matters and tax penalties as components of Income tax expense (benefit) on its Consolidated Statements of Operations. As of December 31, 2024, 2023, and 2022, there were $1.0 million, $2.8 million, and $4.7 million, respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. For the years ended December 31, 2024, 2023, and 2022, $0.3 million, $0.4 million, and $0.2 million, respectively, of interest and penalties were recognized with respect to unrecognized tax benefits.
The Company is subject to taxation in the United States and various state, local and foreign jurisdictions. As of December 31, 2024, the Company is not subject to examination by the tax authorities in these jurisdictions for years before 2018.
Note 9—Debt
As of December 31, 2024 and 2023, the Company had no outstanding debt. The Company has a revolving credit facility (the “Revolving Credit Facility”) through an amended and restated credit agreement with Cadence Bank, N.A. (“Cadence Bank”), dated November 30, 2016 (as amended, the “Credit Agreement”), with an available line of credit of $50.0 million, with up to $20.0 million of available incremental revolving commitments, and a maturity date of July 1, 2025. Effective December 31, 2024, the maturity date was extended to July 1, 2028. Issuance costs incurred related to the Credit Agreement are amortized as interest expense using the effective interest method over the life of the Revolving Credit Facility. The Company is also charged a quarterly commitment fee of 0.25% on any unused portion of the line of credit, which is recorded as interest expense. Interest expense related to the Revolving Credit Facility was immaterial for the years ended December 31, 2024, 2023, and 2022 and is included within Other income (expense) on the Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests
Common Stock and Preferred Stock
Holders of Class A common stock are entitled to one vote for each share on all matters submitted to the stockholders for their vote or approval. Prior to December 31, 2024, the Company had two classes of Class B common stock: Class B-1 common stock and Class B-2 common stock, the latter of which is no longer outstanding as of December 31, 2024. Each share of Class B-1 common stock, held by VoteCo Professionals subsequent to the Division, is entitled to ten votes per share for so long as Professional Partners or its Limited Partners as of the date of Closing or its or their respective successors or assigns maintain, directly or indirectly, ownership of PWP OpCo Units that represent at least ten percent (10%) of the Company’s issued and outstanding Class A common stock (calculated, without duplication, on the basis that all issued and outstanding PWP OpCo Units not held by the Company or its subsidiaries had been exchanged for Class A common stock) (the “Class B Condition”). After the Class B Condition ceases to be satisfied, each share of Class B-1 common stock is entitled to one vote.
On March 1, 2024, the Company issued and sold 5,750,000 shares of Class A common stock at a price of $12.00 per share for net proceeds of $66.0 million after deducting underwriting discounts and offering costs. During the year ended December 31, 2022, an exchange was settled through a follow-on public offering of 3,502,033 shares of Class A common stock (the “2022 Offering”) at a price of $10.75 per share for net proceeds of $35.2 million after deducting underwriting discounts and offering costs.
The Company currently does not have any preferred stock issued and outstanding, but the Board of Directors maintains the right to establish preferred stock in the future.
Dividends and Distributions
Holders of Class A and Class B common stock are entitled to receive ratably, in proportion to the number of shares held, dividends and other distributions when declared, with holders of Class B common stock entitled to receive an amount equal to such dividends or other distributions as would be made on 0.001 shares of Class A common stock. During the years ended December 31, 2024 and 2023, the Company’s Board of Directors declared cash dividends of $0.28 per share of Class A common stock totaling $22.6 million and $19.3 million, respectively, including dividends paid, accrued dividend equivalents, and dividend equivalent units on unvested PWP Incentive Plan Awards (as defined in Note 11—Equity-Based Compensation). Dividends on Class B common stock (equal to the amount of dividends declared on 0.001 shares of Class A common stock) are included in the aforementioned total dividends declared.
In accordance with the PWP OpCo LPA, the Company uses best efforts to make sufficient quarterly cash distributions to the holders of the PWP OpCo Units (the “PWP OpCo Unitholders”) to fund their tax obligations in respect of the income of PWP OpCo that is allocated to them.
Share Repurchases
On February 16, 2022, the Company’s Board of Directors initially approved a stock repurchase program and the authorized amount under such program was increased on February 8, 2023 such that the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock. On June 3, 2024, the Company repurchased 1,000,000 founder shares at a purchase price of $15.00 per share for a total purchase price of $15.0 million. Since inception of the share repurchase program, 12,920,699 shares have been purchased at an average price per share of $8.22 through December 31, 2024 for a total purchase price of $106.2 million. Prior to the implementation of the stock repurchase program, on August 9, 2021, the Company repurchased 1,000,000 founder shares at a purchase price of $12.00 per share for a total purchase price of $12.0 million.
Redeemable Non-Controlling Interests
As a result of the Merger, the Non-controlling interests on the Consolidated Statements of Financial Condition were reclassified to Redeemable non-controlling interests within temporary equity. Redeemable non-controlling interests are presented at their redemption value as of the reporting date and represent the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. As of December 31, 2024, the current and former working partners collectively own 27,460,600 PWP OpCo Units, which represents a 31.7% non-controlling ownership interest in PWP OpCo.

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
Exchange Rights
PWP OpCo Unitholders (other than the Company) may exchange their units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock, and (iii) subsequent to the Merger, cash from any other source. Concurrently with an exchange, such PWP OpCo Unitholder is required to surrender shares of Class B common stock for additional shares of Class A common stock or cash at a conversion rate of 0.001. Whether the exchanging PWP OpCo Unitholder receives cash or Class A common stock in exchange for their PWP OpCo Units and Class B common stock is at the Company’s discretion. Working partners are restricted in their ability to exchange PWP OpCo Units for a period between three to five years after the Business Combination. PWP GP may waive, and in certain cases has waived, the foregoing restrictions for any holder with respect to all or a portion of such holder’s units, with no obligation to do so for any other holder. For the years ended December 31, 2024, 2023, and 2022, the Company settled exchanges of certain PWP OpCo Units and certain shares of Class B common stock for 4,779,321, 2,977,506, and 2,093,874 shares of Class A common stock, respectively. Separately, during the year ended December 31, 2024, the Company elected to settle exchanges of 3,204,979 PWP OpCo Units and corresponding shares of Class B common stock at an average price of $20.98 per PWP OpCo Unit for $63.4 million in cash as well as the non-cash settlement of certain partner promissory notes (refer to Note 15—Related Party Transactions for more information). Furthermore, during the year ended December 31, 2022, an exchange of 3,498,534 PWP OpCo Units and corresponding shares of Class B common stock was settled in cash with proceeds from the 2022 Offering. To the extent an exchange creates a step-up in tax basis, the Company records an increase in Deferred tax assets, net, Amounts due pursuant to tax receivable agreement, and Additional paid-in-capital.
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
Note 11—Equity-Based Compensation
PWP Omnibus Incentive Plan Awards
Concurrent with the Business Combination, the Company adopted the Perella Weinberg Partners 2021 Omnibus Incentive Plan (the “PWP Incentive Plan”), which establishes a plan for the granting of various forms of incentive compensation awards, including restricted stock units (“RSUs”) and performance restricted stock units (“PSUs”), measured by reference to PWP Class A common stock (“PWP Incentive Plan Awards”). The PWP Incentive Plan established a reserve for a one-time grant of awards in connection with the Business Combination as well as a reserve for general purpose grants (the “General Share Reserve”). Grantees have rights to dividends declared during the vesting period and receive such dividends only upon vesting in the form of cash or dividend equivalent units. The Company uses newly issued shares of Class A common stock to satisfy vested awards, with the exception of shares issued out of treasury stock for vested awards (and related dividend equivalent units) held by French employees. Pursuant to the PWP Incentive Plan, the number of shares of Class A common stock reserved for issuance from the General Share Reserve increases each year. As of December 31, 2024, 9,515,113 total shares remained reserved and available for future issuance.
In connection with the Business Combination, the Company granted awards in the form of (a) RSUs that vest upon the achievement of service conditions (“Transaction RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions, including certain long-term incentive awards granted to management (“Transaction PSUs”).

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table summarizes the activity related to the Transaction RSUs and Transaction PSUs during the year ended December 31, 2024:

	Transaction RSUs		Transaction PSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2024	3,008,528	$11.55	10,400,155	$10.48
Granted(1)	3,687	$13.97	16,344	$12.74
Vested	(1,730,932)	$12.57	(3,030,910)	$11.56
Forfeited	(52,677)	$13.97	(19,625)	$12.74
Balance at December 31, 2024	1,228,606	$10.01	7,365,964	$10.04
__________________
(1)After the Business Combination, grants of Transaction RSUs and Transaction PSUs include only dividend equivalent units that have been awarded in the form of additional units that were granted from the General Share Reserve.
The Transaction RSUs generally vest in equal annual installments over the requisite service period of three to five years from the date of grant. The total fair value of Transaction RSUs that vested during the years ended December 31, 2024, 2023, and 2022 was $32.0 million, $10.9 million, and $16.2 million, respectively. As of December 31, 2024, total unrecognized compensation expense related to unvested Transaction RSUs was $6.1 million, which is expected to be recognized over a weighted average period of 1.3 years.
The service condition requirement with respect to the Transaction PSUs is generally satisfied over three to five years from the date of grant. The market condition requirement is satisfied in various increments upon the shares of Class A common stock achieving closing prices ranging from $12.00 to $30.00. As of December 31, 2024, the price targets ranging from $12.00 and $20.00 were satisfied.
The total fair value of Transaction PSUs that vested during the year ended December 31, 2024 was $61.8 million, and was nominal for the years ended 2023 and 2022. During the year ended December 31, 2023, the Company modified certain Transaction PSUs held by one employee to remove the market conditions, which resulted in a modification of the awards under ASC Topic 718, Compensation—Stock Compensation. Incremental compensation cost of $10.2 million related to the modification will be recognized over the remaining requisite service period. As of December 31, 2024, total unrecognized compensation expense related to unvested Transaction PSUs was $17.4 million, which is expected to be recognized over a weighted average period of 1.5 years.
General Awards
The Company grants units from the General Share Reserve from time to time in the ordinary course of business in the form of (a) RSUs that vest upon the achievement of service conditions (“General RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions (“General PSUs”).

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table summarizes the activity related to the General RSUs and General PSUs during the year ended December 31, 2024:

	General RSUs		General PSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2024	12,246,942	$10.17	1,000,000	$6.02
Granted(1)	7,049,087	$13.91	—	$—
Vested	(4,390,855)	$10.29	—	$—
Forfeited	(220,564)	$11.11	—	$—
Balance at December 31, 2024	14,684,610	$11.92	1,000,000	$6.02
__________________
(1)Includes dividend equivalent units that have been awarded in the form of additional General RSUs that were granted from the General Share Reserve.
General RSUs vest over a requisite service period, which is generally one to three years from the date of grant. The weighted-average grant date fair value of the General RSUs granted during the years ended December 31, 2023 and 2022 was $10.23 and $9.82 per award, respectively, which was based on the PWP stock price on the date of grant. The total fair value of General RSUs that vested during the years ended December 31, 2024, 2023, and 2022 was $62.0 million, $28.9 million, and $6.5 million, respectively. As of December 31, 2024, total unrecognized compensation expense related to unvested General RSUs was $95.6 million, which is expected to be recognized over a weighted average period of 1.8 years.
During the year ended December 31, 2023, the Company made a grant of General PSUs with a service condition requirement satisfied over three to five years from the date of grant and a market condition requirement satisfied in various increments upon the shares of Class A common stock achieving closing prices ranging from $15.00 to $30.00. No General PSUs vested during the years ended December 31, 2024 and 2023. As of December 31, 2024, the $15.00 and $20.00 price targets were met for the General PSUs. As of December 31, 2024, total unrecognized compensation expense related to unvested General PSUs was $3.0 million, which is expected to be recognized over a weighted average period of 2.4 years. The Company estimated the fair value of the General PSUs on the grant date using a Monte-Carlo simulation valuation model with the following assumptions:

Risk-free interest rate	4.07%
Dividend yield	2.72%
Volatility factor(1)	34.93%
________________
(1)Based on historical peer company volatility.
Legacy Awards and Professional Partners Awards
Prior to the Business Combination, Professional Partners granted certain equity-based awards to partners providing services to PWP OpCo (the “Legacy Awards”). In connection with the Business Combination and a related internal reorganization of Professional Partners, existing Legacy Awards were canceled and replaced by converting each limited partner’s capital interests in Professional Partners attributable to PWP OpCo into OCUs, VCUs, and/or ACUs. The OCUs were fully vested upon recapitalization. The VCUs and ACUs (collectively, “Professional Partners Awards”) were held by current working partners and required services to be performed on behalf of PWP OpCo. The Professional Partners Awards were generally subject to a service-based graded vesting schedule over a three to five-year requisite service period. Once vested, the Professional Partners Awards became OCUs, other than the cash-settled ACUs referenced below, and are eligible for the same exchange rights as other PWP OpCo Units, subject to certain lock-up periods. Refer to Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests for more information on exchange rights.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As a result of the Merger and Vesting Acceleration, certain Professional Partners Awards were modified from equity-classified to liability-classified awards with changes in fair value generally recorded as incremental equity-based compensation expense through the date of vesting. During the year ended December 31, 2024, the Company recorded $130.3 million of equity-based compensation expense related to the acceleration of the Professional Partners Awards. Of that amount, $69.5 million was related to liability-classified awards.
In connection with the Vesting Acceleration, the Company paid or accrued a combined $86.6 million in settlement of 6,149,211 ACUs and corresponding shares of Class B common stock. Of that amount, the Company paid $60.6 million in settlement of liability-classified ACUs and $15.7 million for withholding tax payments on equity-classified ACUs and the settlement of other liabilities. These amounts are included within cash flows from operating activities and financing activities, respectively, on the Consolidated Statement of Cash Flows for the year ended December 31, 2024. As of December 31, 2024, $10.3 million of withholding taxes payable is included in Accounts payable, accrued expenses and other liabilities on the Consolidated Statement of Financial Condition.
Prior to the Merger, all of the compensation expense and corresponding capital contribution associated with the Legacy Awards and Professional Partners Awards were allocated to Non-controlling interests on the Consolidated Statements of Operations and Consolidated Statements of Financial Condition as the granting of the Professional Partners Awards did not change Professional Partners’ interest in PWP OpCo and did not economically dilute Perella Weinberg Partners shareholders relative to Professional Partners. As a result of the Merger, the Professional Partners Awards are held directly at PWP OpCo and PWP OpCo as a whole bears the cost of the cash settlement feature of the awards. As a result, subsequent to the Merger, the Company allocated the remaining cost associated with the Professional Partners Awards between Perella Weinberg Partners and non-controlling interests in proportion to their ownership interests, which is consistent with the allocation of the other profit and loss activity of PWP OpCo.
The following table presents the expense related to equity-based awards that were recorded in Professional fees and components of Equity-based compensation included on the Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
Professional fees
PWP Incentive Plan Awards	$1,500	$2,089	$2,262

Equity-based compensation
PWP Incentive Plan Awards	$114,058	$104,159	$79,542
Legacy Awards	—	9,674	13,241
Professional Partners Awards (equity-classified)	74,736	68,542	61,375
Professional Partners Awards (liability-classified)	69,502	—	—
Total Equity-based compensation	$258,296	$182,375	$154,158

Income tax benefit of equity-based awards	$19,526	$14,485	$10,332
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Deferred Compensation Programs
From time to time, the Company has offered various deferred compensation plans to certain employees. As of December 31, 2024 and 2023, no deferred compensation liabilities remained outstanding. During the years ended December 31, 2023 and 2022, $2.9 million and $8.5 million, respectively, was settled, of which $1.5 million and $2.6 million, respectively, was settled through a reduction of certain partners’ outstanding promissory notes and interest receivable. Refer to Note 15—Related Party Transactions for more information. There were no forfeitures during the years ended December 31, 2024, 2023, and 2022. Compensation expense related to deferred compensation plans is presented within Compensation and benefits on the Consolidated Statements of Operations and was nominal for the years ended December 31, 2024, 2023, and 2022.
Benefit Plans
Certain employees participate in employee benefit plans, which consist of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code, (ii) a U.K. pension scheme for U.K. employees and (iii) a German pension plan for employees in Germany. Expenses related to the Company’s employee benefit plans were $7.0 million, $6.7 million, and $5.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, and are included in Compensation and benefits on the Consolidated Statements of Operations.
Business Realignment
During the second quarter of 2023, the Company began a review of the business, which resulted in headcount reductions in order to improve compensation alignment and to provide greater flexibility to advance strategic opportunities (the “Business Realignment”). In conjunction with the Business Realignment and for the years ended December 31, 2024 and 2023, the Company incurred expenses related to separation and transition benefits of $1.8 million and $22.2 million, respectively, and the acceleration of equity-based compensation amortization (net of forfeitures) of $1.5 million and $15.1 million, respectively. Such amounts are presented in Compensation and benefits and Equity-based compensation on the Consolidated Statements of Operations, respectively. All of the expected Business Realignment costs were incurred as of March 31, 2024.
Activity within Accrued compensation and benefits on the Consolidated Statements of Financial Condition related to the Business Realignment was as follows:

	Year Ended December 31,
	2024	2023
Beginning balance	$12,525	$—
Incurred expenses	3,249	37,265
Non-cash expenses	(1,499)	(15,681)
Payments	(14,275)	(9,059)
Ending balance	$—	$12,525

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 13—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$(64,728)	$(17,223)	$17,878
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	—	(97,775)	(59,197)
Net income (loss) attributable to Perella Weinberg Partners – diluted	$(64,728)	$(114,998)	$(41,319)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	53,187,995	43,273,939	43,837,640
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	—	43,505,113	45,917,992
Weighted average shares of Class A common stock outstanding – diluted	53,187,995	86,779,052	89,755,632
Net income (loss) per share attributable to Class A common shareholders
Basic	$(1.22)	$(0.40)	$0.41
Diluted	$(1.22)	$(1.33)	$(0.46)
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
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Year Ended December 31,
	2024	2023	2022
Warrants(1)	n/a	n/a	—
PWP OpCo Units	34,588,419	—	—
PWP Incentive Plan Awards	10,941,161	2,186,189	369,413
Total	45,529,580	2,186,189	369,413
__________________
(1)    Prior to the Warrant Exchange Offer on August 23, 2022, the warrants were out-of-the-money which resulted in no potentially dilutive shares under the treasury stock method. For the years ended December 31, 2024 and 2023, the warrants were not outstanding, and thus they are not applicable. Refer to Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests for further information regarding the Warrant Exchange Offer.

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
As of December 31, 2024 and 2023, the fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items.
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that are measured on a recurring basis pursuant to the above fair value hierarchy levels as of December 31, 2024 and 2023:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial asset
U.S. Treasury securities	$95,994	$—	$—	$95,994

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
U.S. Treasury securities	$91,174	$—	$—	$91,174
The Company had no transfers between fair value levels during each of the years ended December 31, 2024 and 2023.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of December 31, 2024 and 2023, the Company held investments in U.S. Treasury securities with original maturities greater than three months from the date of purchase, which are presented at fair value as Investments in short-term marketable debt securities on the Consolidated Statements of Financial Condition. These investments had an aggregate cost basis of $74.9 million and $89.3 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company also held $20.2 million of investments in U.S. Treasury securities with original maturities of three months or less from the date of purchase, which are presented within Cash and cash equivalents on the Consolidated Statements of Financial Condition. The Company had $1.5 million, $2.7 million, and $1.4 million of interest income and net unrealized gains (losses) on these investments for the years ended December 31, 2024, 2023, and 2022, respectively, which is included in Other income (expense) on the Consolidated Statements of Operations.
On December 13, 2022, the Company wrote off its equity method investment in PFAC Holdings I LLC (“PFAC Holdings”), an indirect parent of PWP Forward Acquisition Corp. I (“PFAC”), a special purpose acquisition company. During the year ended December 31, 2022, the Company recorded a $1.3 million net loss from its share of PFAC earnings net of the investment write off. This amount is reported in Other income (expense) on the Consolidated Statements of Operations.
Note 15—Related Party Transactions
PWP Capital Holdings LP
On February 28, 2019, a reorganization of the existing investment banking advisory and asset management businesses of PWP Holdings LP was effected which resulted in the spin-off of its asset management business (the “Separation”). PWP Holdings LP was divided into (i) PWP OpCo, which holds the advisory business and (ii) PWP Capital Holdings LP (“Capital Holdings”), which holds the asset management business. In connection with the Separation, the Company entered into a transition services agreement (the “TSA”) with Capital Holdings under which the Company agreed to provide certain administrative services to Capital Holdings. The TSA was terminated as of January 1, 2024. The Company also subleased certain portions of its office space to Capital Holdings through October 2023. Income earned from Capital Holdings related to the TSA and the sublease is presented within Related party income on the Consolidated Statements of Operations. Amounts due from Capital Holdings are reflected in Due from related parties on the Consolidated Statements of Financial Condition as of December 31, 2023, with no amounts due as of December 31, 2024.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and Investor Limited Partners that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of December 31, 2024, the Company had an amount due of $65.5 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date and is reported within Amount due pursuant to tax receivable agreement on the Consolidated Statements of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which are exclusive of potential payments in respect of future exchanges and may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
2025	$1,420
2026	2,604
2027	3,752
2028	3,800
2029	3,851
Thereafter	50,066
Total payments	$65,493
Partner Promissory Notes and Other Partner Loans
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at a semi-annual rate equal to the Federal Mid-Term Rate. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will and are primarily secured by the partner’s equity interests in PWP OpCo or one of its affiliates. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Consolidated Statements of Financial Condition in the amounts of $0.1 million and $2.1 million as of December 31, 2024 and 2023, respectively.
From time to time, PWP OpCo and certain of its subsidiaries have agreed to provide loans to certain partners. As of December 31, 2024 and 2023, $0.6 million and $3.5 million, respectively, of outstanding loans to certain partners and related interest receivable are recognized in Due from related parties on the Consolidated Statements of Financial Condition.
During the year ended December 31, 2024, $1.1 million of principal and interest related to these Partner Promissory Notes and other partner loans was repaid with cash and an additional $3.9 million was effectively repaid through the cancellation of PWP OpCo units held by such partners. During the years ended December 31, 2023 and 2022, $1.5 million and $2.6 million, respectively, was effectively repaid by foregoing the amount due to such partners under deferred compensation agreements.

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
Note 16—Commitments and Contingencies
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of December 31, 2024 and 2023, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and, after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the consolidated financial statements of the Company as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023, and 2022.
In 2015, the Company filed a complaint against three former partners and one former employee which alleges they entered into a scheme while at PWP to lift out the Company’s restructuring group to form a new competing firm that they were secretly forming in breach of their contractual and fiduciary duties. The complaint contains 14 causes of action and seeks declaratory relief as well as damages. Trial started on January 24, 2025 and is scheduled to end on March 7, 2025.
During the years ended December 31, 2024, 2023, and 2022, the Company incurred $10.2 million, $2.1 million, and $0.6 million, respectively, in legal and professional fees, net of expected insurance reimbursement, related to this litigation. These litigation costs are included in Professional fees on the Consolidated Statements of Operations.
Note 17—Segment and Geographic Information
As a global independent advisory firm, the Company provides a range of advisory services depending on the needs of its clients, including advice related to M&A execution, shareholder engagement advisory, financing and capital solutions, as well as underwriting and research services primarily for the energy and related industries. The Company provides advisory services to multiple industry sectors, geographic markets and clients, but the nature, process, delivery and regulatory complexities of advisory services are similar across the business. The Company is organized under an integrated approach to maximize the value of advice to clients by drawing upon the diversified expertise and broad relationships of its senior professionals. As such, the Company is managed on a consolidated basis, which results in one reportable segment: Advisory.
The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, evaluates the performance of the Advisory segment and allocates resources based on consolidated net income (loss), as presented on the Consolidated Statements of Operations. The CODM uses consolidated net income (loss) to evaluate the profitability generated by segment assets and personnel and decides whether to reinvest any profits in the Advisory segment, such as through hiring, compensation management, and capital expenditures, or to return value to shareholders and partners, such as through share repurchases, cash-settled exchanges, net-settlement of equity-based awards, distributions, and dividends. The CODM is regularly provided with both actual and budgeted expense information on a consolidated basis that aligns with the expense categories as presented on the Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The CODM does not review assets of the Advisory segment at a different level or category than what is presented as Total assets on the Consolidated Statements of Financial Condition. The accounting policies of the Company’s Advisory segment are the same as those described in Note 2—Summary of Significant Accounting Policies.
During the year ended December 31, 2024, revenues of $99.9 million from one individual client accounted for more than 10% of aggregate revenues. There was no individual client that accounted for more than 10% of aggregate revenues for the years ended December 31, 2023 and 2022.
The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Year Ended December 31,
	2024	2023	2022
Revenues
United States	$753,486	$530,284	$477,990
International	124,553	118,368	153,517
Total	$878,039	$648,652	$631,507

	December 31,
	2024	2023
Assets
United States	$687,784	$569,332
International	188,967	191,776
Total	$876,751	$761,108
For the years ended December 31, 2024, 2023, and 2022, no country other than the United States had revenues which individually represented more than 10% of the Company’s total revenues.
For the years ended December 31, 2024, 2023, and 2022, the U.K. was the only country other than the United States that had assets which individually represented more than 10% of the Company’s total assets.
Note 18—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these consolidated financial statements.
On January 1, 2025, the total shares reserved and available for future issuance under the PWP Incentive Plan increased to 12,996,348 in accordance with the terms of such plan, and on February 14, 2025, the Company granted 5,083,129 RSUs to certain employees and executive officers pursuant to such plan.
On February 5, 2025, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be paid on March 10, 2025 to Class A common stockholders of record on February 18, 2025. Holders of Class B common stock will also receive dividends equal to the amount of dividends made on 0.001 shares of Class A common stock.

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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management's Report on Internal Control Over Financial Reporting
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
Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Perella Weinberg Partners
Opinion on Internal Control Over Financial Reporting
We have audited Perella Weinberg Partners' internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Perella Weinberg Partners (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity and redeemable non-controlling interests and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, and our report dated February 27, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, New York
February 27, 2025

Item 9B. Other Information
Insider Trading Arrangements and Policies
During the three months ended December 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors and executive officers set forth under the caption “Proposal 1—Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
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
The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
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

10.8*	Third Amended and Restated Agreement of Limited Partnership of PWP Holdings LP, dated as of February 5, 2025, by and among PWP GP LLC, the Company, and the other limited partners party thereto.

10.9
Amended and Restated Limited Liability Company Agreement of PWP GP LLC, dated June 24, 2021 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.10†	Perella Weinberg Partners 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.11†
French Sub-Plan Under the Perella Weinberg Partners 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the SEC on June 30, 2021).

10.13
Amendment Agreement, dated as of June 30, 2023, by and among Perella Weinberg Partners Group LP, as Borrower, and each Lender under the Credit Agreement and Cadence Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2023).

10.14*
Amendment No. 4 to Credit Agreement, dated as of January 24, 2025, by and among Perella Weinberg Partners Group LP, PWP Holdings LP, the subsidiary guarantors and lenders party thereto, and Cadence Bank, as administrative agent.

10.15†	Form of Management Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2021).

10.16†	Form of Series A PI Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2024).

19.1*	Perella Weinberg Partners Insider Trading Policy.

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP, independent registered accounting firm.

24.1*	Powers of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Perella Weinberg Partners Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2024).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

PERELLA WEINBERG PARTNERS

Date:	February 27, 2025	By:	/s/ ANDREW BEDNAR
Andrew Bednar
Chief Executive Officer

Date:	February 27, 2025	By:	/s/ ALEXANDRA GOTTSCHALK
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
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2025.

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