Form 10-Q
period 2025-03-31
Perella Weinberg Partners
filed 2025-05-02
CIK 1777835

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
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2025, the registrant had 62,192,657 shares of Class A common stock, par value $0.0001 per share, and 26,190,514 shares of Class B common stock, par value $0.0001 per share, outstanding.

Perella Weinberg Partners

On June 24, 2021, Perella Weinberg Partners consummated a business combination (the “Business Combination”) pursuant to the Business Combination Agreement, dated as of December 29, 2020. Unless the context otherwise requires, all references to “PWP,” the “Company,” “we,” “us” or “our” refer to Perella Weinberg Partners and its consolidated subsidiaries.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Perella Weinberg Partners
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in Thousands, Except Per Share and Per Unit Amounts)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$111,247	$331,558
Restricted cash	1,259	1,213
Investments in short-term marketable debt securities	—	75,830
Accounts receivable, net of allowance	46,595	73,293
Due from related parties	628	1,146
Fixed assets, net of accumulated depreciation and amortization	82,287	84,886
Intangible assets, net of accumulated amortization	10,967	12,612
Goodwill	34,383	34,383
Prepaid expenses and other assets	41,644	29,224
Right-of-use lease assets	137,905	139,637
Deferred tax assets, net	103,553	92,969
Total assets	$570,468	$876,751
Liabilities, Redeemable Non-Controlling Interests, and Equity
Accrued compensation and benefits	$84,546	$325,225
Accounts payable, accrued expenses and other liabilities	73,193	68,919
Lease liabilities	185,530	187,349
Amount due pursuant to tax receivable agreement	65,493	65,493
Total liabilities	408,762	646,986
Commitments and Contingencies (Note 16)
Redeemable non-controlling interests (26,190,514 units at redemption value of $18.51 per unit as of March 31, 2025; 27,460,600 units at redemption value of $23.71 per unit as of December 31, 2024)	484,834	651,140
Equity
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 75,911,691 issued and 62,186,338 outstanding at March 31, 2025; 1,500,000,000 shares authorized, 72,544,696 issued and 59,181,721 outstanding at December 31, 2024)	7	7
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 26,190,514 issued and outstanding at March 31, 2025; 600,000,000 shares authorized, 27,460,600 issued and outstanding at December 31, 2024)	3	3
Preferred stock, par value $0.0001 per share (100,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024)	—	—
Additional paid-in-capital	—	—
Retained earnings (accumulated deficit)	(197,595)	(303,708)
Accumulated other comprehensive income (loss)	(4,261)	(6,193)
Treasury stock, at cost (13,725,353 and 13,362,975 shares of Class A common stock at March 31, 2025 and December 31, 2024, respectively)	(121,282)	(111,484)
Total equity	(323,128)	(421,375)
Total liabilities, redeemable non-controlling interests, and equity	$570,468	$876,751
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2025	2024
Revenues	$211,831	$102,127
Expenses
Compensation and benefits	122,999	68,590
Equity-based compensation	26,245	46,807
Total compensation and benefits	149,244	115,397
Professional fees	19,196	11,060
Technology and infrastructure	9,289	8,772
Rent and occupancy	6,326	6,277
Travel and related expenses	5,644	4,585
General, administrative and other expenses	5,463	4,519
Depreciation and amortization	5,001	5,080
Total expenses	200,163	155,690
Operating income (loss)	11,668	(53,563)
Non-operating income (expenses)
Other income (expense)	231	2,657
Total non-operating income (expenses)	231	2,657
Income (loss) before income taxes	11,899	(50,906)
Income tax expense (benefit)	(9,474)	19,094
Net income (loss)	21,373	(70,000)
Less: Net income (loss) attributable to non-controlling interests	4,034	(34,156)
Net income (loss) attributable to Perella Weinberg Partners	$17,339	$(35,844)
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.28	$(0.73)
Diluted	$0.24	$(0.91)
Weighted-average shares of Class A common stock outstanding
Basic	62,138,123	49,200,283
Diluted	75,839,577	90,519,358

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$21,373	$(70,000)
Foreign currency translation gain (loss), net of tax	2,756	(1,190)
Comprehensive income (loss)	24,129	(71,190)
Less: Comprehensive income (loss) attributable to non-controlling interests	4,858	(34,712)
Comprehensive income (loss) attributable to Perella Weinberg Partners	$19,271	$(36,478)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable Non-Controlling Interests
Balance at December 31, 2024	72,544,696	27,460,600	(13,362,975)	$7	$3	$(111,484)	$—	$(303,708)	$(6,193)	$(421,375)	$651,140
Net income (loss)	—	—	—	—	—	—	—	17,339	—	17,339	4,034
Equity-based awards	—	—	—	—	—	—	—	26,396	—	26,396	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	3,366,995	—	387,054	—	—	4,644	—	(4,644)	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	—	(69,741)	—	(69,741)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	—	(6,030)	—	(6,030)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	1,932	1,932	824
Other	—	—	—	—	—	—	—	424		424	(3)
Exchange of PWP OpCo Units and corresponding Class B common stock for cash (Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests)	—	(1,270,086)	—	—	—	—	—	—	—	—	(28,792)
Treasury stock purchase	—	—	(749,432)	—	—	(14,442)	—	—	—	(14,442)	—
Change in ownership interests	—	—		—	—	—	—	3,207	—	3,207	(3,207)
Changes in redemption value of redeemable non-controlling interests	—	—		—	—	—	—	139,162	—	139,162	(139,162)
Balance at March 31, 2025	75,911,691	26,190,514	(13,725,353)	$7	$3	$(121,282)	$—	$(197,595)	$(4,261)	$(323,128)	$484,834
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
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$21,373	$(70,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based awards vesting expense	26,396	47,313
Depreciation and amortization	5,001	5,080
Bad debt expense	1,326	587
Foreign currency revaluation	(162)	(553)
Non-cash operating lease expense	2,498	2,658
Deferred taxes	(10,033)	2,408
Other	931	2
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	25,645	(11,154)
Due from related parties	2	20
Prepaid expenses and other assets	(12,215)	2,889
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(241,715)	(198,971)
Accounts payable, accrued expenses and other liabilities	7,180	13,204
Lease liabilities	(2,748)	172
Net cash provided by (used in) operating activities	(176,521)	(206,345)
Cash flows from investing activities
Purchases of fixed assets	(1,044)	(8,461)
Maturities of investments in short-term marketable debt securities	74,911	91,188
Net cash provided by (used in) investing activities	73,867	82,727
Cash flows from financing activities
Proceeds from issuance of Class A common stock in public offering, net of underwriting discount and offering costs	—	65,986
Exchange of PWP OpCo Units and corresponding Class B common stock for cash	(28,258)	—
Withholding tax payments for vested PWP Incentive Plan Awards	(69,741)	(24,568)
Distributions to partners	—	(2,867)
Dividends paid on Class A and Class B common stock	(8,349)	(4,758)
Treasury stock purchases	(14,442)	—
Net cash provided by (used in) financing activities	(120,790)	33,793
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,179	(658)
Net increase (decrease) in cash, cash equivalents and restricted cash	(220,265)	(90,483)
Cash, cash equivalents and restricted cash, beginning of period	332,771	250,102
Cash, cash equivalents and restricted cash, end of period	$112,506	$159,619
Supplemental disclosure of non-cash activities
Lease liabilities arising from obtaining right-of-use lease assets	$—	$560
Accrued capital expenditures	$—	$947
Accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards	$1,483	$2,123
Non-cash paydown of Partner promissory notes	$534	$—
Deferred tax effect resulting from changes in ownership and exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$425	$570
Supplemental disclosures of cash flow information
Cash paid (refunded) for income taxes	$9,598	$695

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
On June 24, 2021, the Company consummated a business combination that resulted in PWP OpCo becoming jointly-owned by Perella Weinberg Partners, PWP Professional Partners LP (together with its successors (including pursuant to the Division and Merger (each as defined below)) and assigns, as applicable, “Professional Partners”) and certain existing partners of PWP OpCo as part of an umbrella limited partnership C-corporation (Up-C) structure (the “Business Combination”).
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
These condensed consolidated financial statements and notes thereto are unaudited, and as permitted by the interim reporting rules and regulations set forth by the SEC, exclude certain financial information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements reflect all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any highly liquid investments with original maturities of three months or less from the date of purchase. Cash account balances often exceed federally insured limits. Restricted cash represents cash that is not readily available for general purpose cash needs. As of March 31, 2025 and December 31, 2024, the Company had restricted cash of $1.3 million and $1.2 million, respectively, maintained as collateral for letters of credit related to certain office leases. As of March 31, 2025, the Company held no cash equivalents. The Company held cash equivalents of $20.2 million as of December 31, 2024. The sum of Cash and cash equivalents and Restricted cash on the Condensed Consolidated Statements of Financial Condition corresponds to the total cash, cash equivalents, and restricted cash presented on the Condensed Consolidated Statements of Cash Flows.
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of March 31, 2025 and December 31, 2024, the net assets of PWP OpCo were $121.9 million and $197.6 million, respectively. As of March 31, 2025 and December 31, 2024, the Company did not consolidate any VIEs other than PWP OpCo.
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
As a result of the Merger, Non-controlling interests presented within equity on the Condensed Consolidated Statements of Financial Condition were reclassified to Redeemable non-controlling interests within temporary equity. Redeemable non-controlling interests are recorded at the higher of: (i) their redemption value as of the reporting date, which corresponds to the price of the Company’s Class A common stock, or (ii) their measurement pursuant to Accounting Standards Codification (“ASC” or the “Codification”) Topic 810, Consolidation. Changes in the current redemption value are recorded to Additional paid-in capital, or Retained earnings (Accumulated deficit) to the extent Additional paid-in capital has been fully utilized, immediately as they occur.
As of March 31, 2025, $66.7 million has been recorded to Accumulated deficit for changes in the redemption value of Redeemable non-controlling interests as well as normal course equity transactions due to the full utilization of Additional paid-in capital. The Company tracks amounts recorded directly to Accumulated deficit when Additional paid-in capital has been fully utilized and will not record any additional amounts to Additional paid-in capital until the cumulative amount recorded to Accumulated deficit has been fully offset.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
When the Company has an unconditional obligation to purchase the Redeemable non-controlling interests for cash, the mandatorily redeemable interests are reclassified from temporary equity to a liability with changes in fair value recorded to Other income (expense) on the Condensed Consolidated Statements of Operations. As of March 31, 2025, there were no non-controlling interests considered mandatorily redeemable.
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
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $(1.8) million and $0.5 million during the three months ended March 31, 2025 and 2024, respectively, which are included in Other income (expense) on the Condensed Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and profit and loss activity is generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests.
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

	Three Months Ended March 31,
	2025	2024
Over time	$208,731	$101,005
Point in time	3,100	1,122
Total revenue	$211,831	$102,127
Reimbursable expenses billed to clients were $1.7 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.
Performance Obligations and Contract Balances
As of March 31, 2025, the aggregate amount of the transaction price, as defined in the Codification, allocated to performance obligations yet to be satisfied was $0.6 million, and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services. A significant portion of total revenues in any given period often relates to performance obligations that were satisfied or partially satisfied in prior periods. These amounts are recognized upon the resolution of revenue constraints and uncertainties in the relevant period and are generally related to transaction-related advisory services.
As of March 31, 2025 and December 31, 2024, the Company recorded $0.7 million and $0.6 million, respectively, for contract liabilities which are presented within Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition. The Company recognized previously deferred revenue of $0.1 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively, which was primarily related to transaction-related advisory services that are recognized over time.
Accounts Receivable and Allowance for Credit Losses
As of March 31, 2025 and December 31, 2024, $6.4 million and $13.3 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. These amounts have been recognized as revenue in accordance with the Company’s revenue recognition policies but remained unbilled at the end of the period. As of March 31, 2025, certain accounts receivable in the aggregate amount of $18.0 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with one client. Of that amount, all was subsequently received after March 31, 2025. As of December 31, 2024, certain accounts receivable in the aggregate amount of $23.9 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end.
The allowance for credit losses activity for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$1,642	$2,198
Bad debt expense	1,326	587
Write-offs	(235)	(71)
Foreign currency translation and other adjustments	24	(29)
Ending balance	$2,757	$2,685

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 4—Leases
The Company leases office space and equipment under operating lease agreements. The following is information related to such operating leases:

	March 31, 2025	December 31, 2024
Weighted-average discount rate – operating leases	4.8%	4.8%
Weighted-average remaining lease term – operating leases	13.1 years	13.3 years

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$4,692	$4,738
Variable lease cost	1,012	900
Total net lease cost	$5,704	$5,638

Net cash outflows on operating leases(1)	$4,936	$1,904
__________________
(1)Presented net of lease incentives received.
As of March 31, 2025, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases
Remainder of 2025	$14,450
2026	21,249
2027	20,994
2028	19,100
2029	18,909
Thereafter	157,204
Total lease payments(1)	251,906
Less: Imputed interest	(66,376)
Total lease liabilities	$185,530
__________________
(1)Total future lease payments are presented net of expected lease incentives.
Note 5—Intangible Assets
The following table provides the detail of the Company’s intangible assets:

	March 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(39,500)	$7,900
Trade names and trademarks	18,400	(15,333)	3,067
Total	$65,800	$(54,833)	$10,967

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(38,315)	$9,085
Trade names and trademarks	18,400	(14,873)	3,527
Total	$65,800	$(53,188)	$12,612
The intangible assets are being amortized over an average useful life of 10 years and resulted in amortization expense of $1.6 million for each of the three months ended March 31, 2025 and 2024, all of which is included in Depreciation and amortization on the Condensed Consolidated Statements of Operations. Amortization of intangible assets held at March 31, 2025 is expected to be $6.6 million and $6.0 million for the years ending December 31, 2025 and 2026, respectively. These intangible assets will be fully amortized by November 30, 2026.
Note 6—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries. None of the SEC-regulated subsidiaries hold funds or securities for, or owe money or securities to, clients or carry accounts of or for clients, and as such are all exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of March 31, 2025 and December 31, 2024, all regulated subsidiaries had capital in excess of their applicable minimum capital requirements. As a result of the minimum capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.
Note 7—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Leasehold improvements	$82,364	$81,860
Furniture and fixtures	12,896	12,801
Equipment	15,557	15,322
Software	4,582	4,456
Total	115,399	114,439
Less: Accumulated depreciation and amortization	(33,112)	(29,553)
Fixed assets, net	$82,287	$84,886
Depreciation expense related to fixed assets was $3.3 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense related to software costs was immaterial for the three months ended March 31, 2025 and 2024.
Note 8—Income Taxes
The following table summarizes the Company’s tax position for the periods presented:

	Three Months Ended March 31,
	2025	2024
Income (loss) before income taxes	$11,899	$(50,906)
Income tax expense (benefit)	$(9,474)	$19,094
Effective income tax rate	(79.6)%	(37.5)%

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The Company’s overall effective income tax rate in each of the periods presented above varies from the U.S. federal statutory rate primarily because (i) a portion of the Company’s income is allocated to non-controlling interests held in PWP OpCo in which the majority of any tax liability on such income is borne by the holders of such non-controlling interests and reported outside of the condensed consolidated financial statements and (ii) permanent differences related to compensation expenses.
As of March 31, 2025 and December 31, 2024, the Company recorded a liability for unrecognized tax benefits of $2.4 million and $2.2 million, respectively, primarily related to potential double taxation at certain of its foreign subsidiaries. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.
Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests
Class A Common Stock Offering
On March 1, 2024, the Company issued and sold 5,750,000 shares of Class A common stock at a price of $12.00 per share for net proceeds of $66.0 million after deducting underwriting discounts and offering costs.
Share Repurchases
On February 16, 2022, the Company’s Board of Directors initially approved a stock repurchase program and the authorized amount under such program was increased on February 8, 2023 such that the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock. Since inception of the share repurchase program, 13,670,131 shares have been purchased at an average price per share of $8.82 through March 31, 2025 for a total purchase price of $120.6 million. Prior to the implementation of the stock repurchase program, on August 9, 2021, the Company repurchased 1,000,000 founder shares at a purchase price of $12.00 per share for a total purchase price of $12.0 million.
Redeemable Non-Controlling Interests
As a result of the Merger, the Non-controlling interests on the Condensed Consolidated Statements of Financial Condition were reclassified to Redeemable non-controlling interests within temporary equity. Redeemable non-controlling interests are presented at their redemption value as of the reporting date and represent the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. As of March 31, 2025, the current and former working partners collectively own 26,190,514 PWP OpCo Units, which represents a 29.6% non-controlling ownership interest in PWP OpCo.
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
During the three months ended March 31, 2025, the Company elected to settle exchanges of 1,270,086 PWP OpCo Units and corresponding shares of Class B common stock at a price of $22.65 per PWP OpCo Unit for $28.3 million in cash as well as the non-cash settlement of certain partner loans (refer to Note 15—Related Party Transactions for more information). During the three months ended March 31, 2024, the Company settled exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for 794,146 of Class A common stock. To the extent an exchange creates a step-up in tax basis, the Company records an increase in Deferred tax assets, net, Amounts due pursuant to tax receivable agreement, and Additional paid-in-capital.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 10—Debt
As of March 31, 2025 and December 31, 2024, the Company had no outstanding debt. The Company has a revolving credit facility (the “Revolving Credit Facility”) through an amended and restated credit agreement with Cadence Bank, N.A. (“Cadence Bank”), dated November 30, 2016 (as amended, the “Credit Agreement”), with an available line of credit of $50.0 million with up to $20.0 million of available incremental revolving commitments, and a maturity date of July 1, 2028. Issuance costs incurred related to the Credit Agreement are amortized as interest expense using the effective interest method over the life of the Revolving Credit Facility. The Company is also charged a quarterly commitment fee of 0.25% on any unused portion of the line of credit, which is recorded as interest expense. Interest expense related to the Revolving Credit Facility was immaterial during the three months ended March 31, 2025 and 2024 and is included within Other income (expense) on the Condensed Consolidated Statements of Operations.
Note 11—Equity-Based Compensation
Further information regarding the Company’s equity-based compensation awards is described in Note 11—Equity-Based Compensation in the Notes to Consolidated Financial Statements in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
In connection with the Business Combination, the Company granted awards (the “Business Combination Awards”) in the form of (a) RSUs that vest upon the achievement of service conditions (“Transaction RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions, including certain long-term incentive awards granted to management (“Transaction PSUs”). During the three months ended March 31, 2025 and 2024, 1,287,329 and 181,120 Business Combination Awards vested with a total fair value of $30.8 million and $2.0 million, respectively. As of March 31, 2025, the price targets ranging from $12.00 to $20.00 as well substantially all of the $25.00 price target were met for the Transaction PSUs.
The Company grants units from the General Share Reserve from time to time in the ordinary course of business in the form of (a) RSUs that vest upon the achievement of service conditions (“General RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions (“General PSUs”). During the three months ended March 31, 2025 and 2024, the Company granted 5,086,594 and 6,125,742 General RSUs at a weighted average grant date fair value of $23.82 and $13.30 per award, respectively. During the three months ended March 31, 2025 and 2024, 5,455,764 and 3,906,040 General RSUs vested with a total fair value of $126.0 million and $51.6 million, respectively. During the three months ended March 31, 2025 and 2024, no General PSUs vested and none were granted. As of March 31, 2025, the price targets ranging from $15.00 to $20.00 as well substantially all of the $25.00 price target were met for the General PSUs.
Professional Partners Awards
In connection with the Business Combination and a related internal reorganization of Professional Partners, existing equity-based awards were canceled and replaced by converting each limited partner’s capital interests in Professional Partners attributable to PWP OpCo into OCUs, VCUs, and/or ACUs. The OCUs were fully vested upon recapitalization. The VCUs and ACUs (collectively, “Professional Partners Awards”) were held by current working partners and required services to be performed on behalf of PWP OpCo. The Professional Partners Awards were generally subject to a service-based graded vesting schedule over a three to five-year requisite service period. Once vested, the Professional Partners Awards became OCUs, other than the cash-settled ACUs referenced below, and are eligible for the same exchange rights as other PWP OpCo Units, subject to certain lock-up periods. Refer to Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests for more information on exchange rights.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
At the time of the Merger, the Company entered into vesting acceleration agreements with certain holders of Professional Partners Awards (the “Accelerated Units”) to accelerate vesting during the second quarter of 2024 (the “Vesting Acceleration”). The Accelerated Units are generally subject to a lock-up period that is identical to the lockup period applicable to such units prior to the Vesting Acceleration. The Company also provided each holder of Accelerated Units that are ACUs the ability to convert a portion of such holder’s ACUs into cash upon vesting in an aggregate amount up to such holder’s estimated tax liability. The principal purpose of the Vesting Acceleration was to facilitate the payment of taxes associated with ACU vesting to align with the treatment of vested restricted stock units of the Company. As of March 31, 2025 and December 31, 2024, $6.9 million and $10.3 million, respectively, of withholding taxes payable related to the Vesting Acceleration is included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statement of Financial Condition.
Prior to the Merger, all of the compensation expense and corresponding capital contribution associated with the Professional Partners Awards were allocated to Non-controlling interests on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Financial Condition as the granting of the Professional Partners Awards did not change Professional Partners’ interest in PWP OpCo and did not economically dilute Perella Weinberg Partners shareholders relative to Professional Partners. As a result of the Merger, the Professional Partners Awards are held directly at PWP OpCo and PWP OpCo as a whole bears the cost of the cash settlement feature of the awards. As a result, subsequent to the Merger, the Company allocated the remaining cost associated with the Professional Partners Awards between Perella Weinberg Partners and non-controlling interests in proportion to their ownership interests, which is consistent with the allocation of the other profit and loss activity of PWP OpCo.
The following table presents the expense related to equity-based awards that were recorded in Professional fees and components of Equity-based compensation included on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025	2024
Professional fees
PWP Incentive Plan Awards	$151	$506

Equity-based compensation
PWP Incentive Plan Awards	$26,245	$32,865
Professional Partners Awards	—	13,942
Total Equity-based compensation	$26,245	$46,807

Income tax benefit of equity-based awards	$4,164	$4,709
As of March 31, 2025, total unrecognized compensation expense related to all unvested equity-based awards was $216.3 million, which is expected to be recognized over a weighted average period of 2.3 years.
Note 12—Other Compensation and Benefits
Compensation and benefits expense consists of salaries, bonuses (discretionary awards and guaranteed amounts), severance, as well as payroll and related taxes and benefits for the Company’s employees. In all instances, compensation expense is accrued over the requisite service period.
Benefit Plans
Certain employees participate in employee benefit plans, which consist of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code, (ii) a U.K. pension scheme for U.K. employees and (iii) a German pension plan for employees in Germany. Expenses related to the Company’s employee benefit plans were $1.8 million for each of the three months ended March 31, 2025 and 2024 and are included in Compensation and benefits on the Condensed Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Business Realignment
During the three months ended March 31, 2024, the Company incurred the remainder of expenses related to a prior year business realignment, including separation and transition benefits of $1.8 million and the acceleration of equity-based compensation amortization of $1.5 million. Such amounts are presented in Compensation and benefits and Equity-based compensation on the Condensed Consolidated Statements of Operations, respectively. Business realignment payments of $11.1 million were made during three months ended March 31, 2024, and there were no remaining liabilities outstanding as of December 31, 2024.
Note 13—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$17,339	$(35,844)
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	—	(46,334)
Dilutive effect from assumed vesting of PWP Incentive Plan Awards, net of tax	913	—
Net income (loss) attributable to Perella Weinberg Partners – diluted	$18,252	$(82,178)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	62,138,123	49,200,283
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	—	41,319,075
Weighted average number of incremental shares from assumed vesting of PWP Incentive Plan Awards	13,701,454	—
Weighted average shares of Class A common stock outstanding – diluted	75,839,577	90,519,358
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.28	$(0.73)
Diluted	$0.24	$(0.91)
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
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Three Months Ended March 31,
	2025	2024
PWP OpCo Units	27,051,350	—
PWP Incentive Plan Awards	—	5,278,079
Total	27,051,350	5,278,079

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
As of March 31, 2025 and December 31, 2024, the fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items.
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that were measured on a recurring basis pursuant to the above fair value hierarchy levels as of December 31, 2024:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
U.S. Treasury securities	$95,994	$—	$—	$95,994
The Company held no financial instruments subject to fair value measurement as of March 31, 2025. The Company had no transfers between fair value levels during the three months ended March 31, 2025 and 2024.
As of December 31, 2024, the Company held investments in U.S. Treasury securities with original maturities greater than three months from the date of purchase, which are presented at fair value as Investments in short-term marketable debt securities on the Condensed Consolidated Statements of Financial Condition. These investments had an aggregate cost basis of $74.9 million as of December 31, 2024. As of December 31, 2024, the Company also held $20.2 million of investments in U.S. Treasury securities with original maturities of three months or less from the date of purchase, which are presented within Cash and cash equivalents on the Condensed Consolidated Statements of Financial Condition. The Company had $0.2 million and $0.3 million of interest income and net unrealized gains (losses) on U.S. Treasury securities for the three months ended March 31, 2025 and 2024, respectively, which is included in Other income (expense) on the Condensed Consolidated Statements of Operations.

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
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and Investor Limited Partners that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of March 31, 2025, the Company had an amount due of $65.5 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date and is reported within Amount due pursuant to tax receivable agreement on the Condensed Consolidated Statements of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which are exclusive of potential payments in respect of future exchanges and may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2025	$1,420
2026	2,604
2027	3,752
2028	3,800
2029	3,851
Thereafter	50,066
Total payments	$65,493
Partner Promissory Notes and Other Partner Loans
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at a semi-annual rate equal to the Federal Mid-Term Rate. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will and are primarily secured by the partner’s equity interests in PWP OpCo or one of its affiliates. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Condensed Consolidated Statements of Financial Condition. As of March 31, 2025 and December 31, 2024, substantially all of the Partner Promissory Notes were settled.
From time to time, PWP OpCo and certain of its subsidiaries have agreed to provide loans to or make payments on behalf of certain partners. As of March 31, 2025 and December 31, 2024, $0.6 million and $1.1 million, respectively, of amounts due from partners are recognized in Due from related parties on the Condensed Consolidated Statements of Financial Condition.
During the three months ended March 31, 2025, $0.5 million of principal and interest related to partner loans was effectively repaid through the cancellation of PWP OpCo units held by such partners.

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
Note 16—Commitments and Contingencies
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of March 31, 2025 and December 31, 2024, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and, after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the consolidated financial statements of the Company as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024.
In 2015, the Company filed a complaint against three former partners and one former employee which alleges they entered into a scheme while at PWP to lift out the Company’s restructuring group to form a new competing firm that they were secretly forming in breach of their contractual and fiduciary duties. The complaint contains 14 causes of action and seeks declaratory relief as well as damages. A bench trial took place from January 24, 2025 through March 14, 2025. The court has yet to issue a decision.
The Company incurred $11.4 million and $2.3 million during the three months ended March 31, 2025 and 2024, respectively, in legal and professional fees, net of expected insurance reimbursement, related to this litigation. These litigation costs are included in Professional fees on the Condensed Consolidated Statements of Operations.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
For the three months ended March 31, 2025, one individual client accounted for more than 10% of aggregate revenues, and for the three months ended March 31, 2024, one individual client accounted for more than 10% of aggregate revenues.
The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Three Months Ended March 31,
	2025	2024
Revenues
United States	$177,958	$82,689
International	33,873	19,438
Total	$211,831	$102,127

	March 31, 2025	December 31, 2024
Assets
United States	$410,520	$687,784
International	159,948	188,967
Total	$570,468	$876,751
Note 18—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.
On April 1, 2025, the Company entered into an agreement to sublease a portion of its New York office space to a third party. The Company expects to earn total sublease income of $27.5 million over the initial seven year sublease term. Sublease commencement is anticipated in the third quarter of 2025.
On April 30, 2025, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be paid on May 30, 2025 to Class A common stockholders of record on May 14, 2025. Holders of Class B common stock will also receive dividends equal to the amount of dividends declared on 0.001 shares of Class A common stock.

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
For further information regarding our business, refer to “Part I. Item 1. Business” and “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025.
Business Environment
Economic and global financial market conditions impact our financial performance. Today’s market environment for an advisory business is challenging, the result of government actions and geopolitical tensions, though client dialogues remain active.
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
Prior to the Merger, the amortization expense for certain equity-based awards granted by Professional Partners was allocated fully to non-controlling interests. As a result of the Merger, these awards were considered granted by PWP OpCo and PWP OpCo as a whole bore the cost of the cash settlement feature of the awards, which was added in conjunction with the Merger. As a result, subsequent to the Merger, the Company allocated the costs associated with these awards between Perella Weinberg Partners and non-controlling interests in proportion to their ownership interests, which is consistent with the allocation of the other profit and loss activity of PWP OpCo.
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
Non-Controlling Interests
Non-controlling interests represent the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners, which are current and former working partners. Profits and losses of PWP OpCo are allocated to the non-controlling interests in proportion to their ownership interest regardless of their basis, with an exception for certain equity-based compensation expense which was fully allocated to non-controlling interests prior to the Merger.

Results of Operations
The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	2025 vs. 2024
Revenues	$211,831	$102,127	107%
Expenses
Compensation and benefits	122,999	68,590	79%
Equity-based compensation	26,245	46,807	(44)%
Total compensation and benefits	149,244	115,397	29%
Non-compensation expenses	50,919	40,293	26%
Total operating expenses	200,163	155,690	29%
Operating income (loss)	11,668	(53,563)	NM
Non-operating income (expenses)
Other income (expense)	231	2,657	(91)%
Total non-operating income (expenses)	231	2,657	(91)%
Income (loss) before income taxes	11,899	(50,906)	NM
Income tax expense (benefit)	(9,474)	19,094	NM
Net income (loss)	21,373	(70,000)	NM
Less: Net income (loss) attributable to non-controlling interests	4,034	(34,156)	NM
Net income (loss) attributable to Perella Weinberg Partners	$17,339	$(35,844)	NM
NM = Not meaningful
Revenues
The following table provides revenue statistics for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
Total Advisory Clients	74	76	(2)
Total Clients with Fees Greater than $1.0 million	39	22	17
Revenues were $211.8 million for the three months ended March 31, 2025 as compared to $102.1 million for the three months ended March 31, 2024, representing an increase of 107%. The increase was attributable to increased mergers and acquisition and financing and capital solutions activity, driven by larger transactions and related fee events across the business.
Compensation and Benefits Expenses
For the three months ended March 31, 2025, total compensation and benefits expenses were $149.2 million, an increase of 29% compared to $115.4 million for the three months ended March 31, 2024. Notwithstanding a lower compensation margin, the increase in total compensation and benefits expenses directly correlates to a higher bonus accrual on higher revenues in the current period. This increase was partially offset by lower equity-based compensation expense due to the vesting of all Professional Partners Awards and certain Business Combination Awards in the second and third quarter of 2024, respectively.

Non-Compensation Expenses
For the three months ended March 31, 2025, total non-compensation expenses were $50.9 million, an increase of 26% compared to $40.3 million for the three months ended March 31, 2024. The increase in non-compensation expenses was primarily the result of higher litigation spend and an uptick in travel and related expenses due to the volume and cost of travel. This increase was partially offset by a reduction in certain professional fees that were incurred in the prior year period due to the Merger.
Non-Operating Income (Expenses)
For the three months ended March 31, 2025, non-operating income was $0.2 million compared to non-operating income of $2.7 million for the three months ended March 31, 2024. In the current period, non-operating income included interest income, which was substantially offset by a net loss from foreign exchange rate fluctuations. Non-operating income in the prior year period primarily included interest income and a net gain from foreign exchange rate fluctuations. For both periods, the impact of foreign exchange rate fluctuations was largely related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries.
Income Tax Expense (Benefit)
The Company’s income tax benefit and effective tax rate were $(9.5) million and (79.6)%, respectively, for the three months ended March 31, 2025 compared to an income tax expense and effective tax rate of $19.1 million and (37.5)%, respectively, for the three months ended March 31, 2024. The change in the effective tax rate was primarily due to the relative size of our permanent differences in relation to the pre-tax income (loss) in the respective periods. In addition, the Company recognized a $12.5 million tax benefit associated with the appreciation in our share price upon vesting of RSUs above the original grant price during the three months ended March 31, 2025 versus $1.6 million in the prior period.
Liquidity and Capital Resources
General
We regularly monitor our liquidity position, including cash and cash equivalents, working capital assets and liabilities, commitments and other liquidity requirements. Our primary sources of liquidity are generally our cash and cash equivalent balances, investments in short-term marketable debt securities, the net cash generated from operations, and the available borrowing capacity under our Revolving Credit Facility. Our primary cash needs are typically for working capital, operating expenses (including cash compensation for our employees), repurchasing shares of the Company’s Class A common stock, withholding tax payments for vested PWP Incentive Plan Awards, cash-settled exchanges of PWP OpCo Units, income taxes, dividends and distributions, capital expenditures, making payments pursuant to the tax receivable agreement, commitments, and strategic investments. We generally pay a significant portion of our annual cash incentive compensation during the first quarter of each calendar year with respect to the prior year’s results. Therefore, levels of cash and cash equivalents and/or investments in short-term marketable debt securities generally decline during the first quarter and build over the remainder of the year.
Our current assets are typically composed of cash and cash equivalents, investments in short-term marketable debt securities, receivables related to fees earned from providing advisory services, certain prepaid expenses and certain amounts due from related parties. Our current liabilities are primarily composed of accrued employee compensation, accounts payable and other accrued expenses. Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any short-term highly liquid investments that have original maturities of three months or less from the date of purchase. We had cash balances of $111.2 million with no cash equivalents as of March 31, 2025. As of December 31, 2024, our cash and cash equivalents totaled $331.6 million, which included $20.2 million of cash equivalents in the form of investments in U.S. Treasury securities. Additionally, as of December 31, 2024, the Company held U.S. Treasury securities of $75.8 million, which were classified as Investments in short-term marketable debt securities within the condensed consolidated financial statements.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable typically have net terms of 30 days. Accounts receivable, net of allowance for credit losses, were $46.6 million and $73.3 million as of March 31, 2025 and December 31, 2024, respectively.
We have a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Additionally, up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement. As of March 31, 2025, we had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.

On March 1, 2024, we issued and sold 5,750,000 shares of Class A common stock at a price of $12.00 per share for net proceeds of $66.0 million after deducting underwriting discounts and offering costs.
During the first quarter of 2025, we elected to settle exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for $28.3 million in cash. We also repurchased 749,432 shares at an average price per share of $19.27 pursuant to our share repurchase program.
Based on current market conditions, we believe that our cash on hand, net cash generated from operations, and the available borrowing capacity under our Revolving Credit Facility will be sufficient to meet our operating needs and commitments for the next twelve months; however, if these sources of liquidity are not sufficient, we may seek additional debt or equity financing.
Cash Flows
A summary of our operating, investing and financing cash flows is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Cash Provided By (Used In)
Operating Activities
Net income (loss)	$21,373	$(70,000)
Non-cash charges and other operating activity adjustments	25,957	57,495
Other operating activities	(223,851)	(193,840)
Total operating activities	(176,521)	(206,345)
Investing Activities	73,867	82,727
Financing Activities	(120,790)	33,793
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,179	(658)
Net increase (decrease) in cash, cash equivalents and restricted cash	(220,265)	(90,483)
Cash, cash equivalents and restricted cash, beginning of period	332,771	250,102
Cash, cash equivalents and restricted cash, end of period	$112,506	$159,619
Three Months Ended March 31, 2025
Operating activities resulted in a net cash outflow of $176.5 million primarily attributable to cash operating expense outflows, including discretionary bonuses paid during the first quarter of 2025 with respect to prior year compensation expense, partially offset by cash collections from clients.
Investing activities resulted in a net cash inflow of $73.9 million attributable to the maturation of investments in U.S. Treasury securities, which was nominally offset by capital expenditures related to office space renovations.
Financing activities resulted in a net cash outflow of $120.8 million primarily due to withholding tax payments for vested PWP Incentive Plan Awards, the cash settlement of exchanges of PWP OpCo Units, share repurchases, and dividend payments.
Three Months Ended March 31, 2024
Operating activities resulted in a net cash outflow of $206.3 million primarily attributable to cash operating expense outflows, including discretionary bonuses paid during the first quarter of 2024 with respect to prior year compensation expense, partially offset by cash collections from clients.
Investing activities resulted in a net cash inflow of $82.7 million largely attributable to the maturation of investments in U.S. Treasury securities, partially offset by capital expenditures related to office space renovations.
Financing activities resulted in a net cash inflow of $33.8 million primarily due to a share issuance, partially offset by withholding tax payments for vested PWP Incentive Plan Awards, dividend payments and distributions to partners.

Share Repurchase Program
Our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $200.0 million of our Class A common stock with no requirement to purchase any minimum number of shares. As of March 31, 2025, $79.4 million remains of the $200.0 million authorized for share repurchases.
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
Tax Receivable Agreement
As of March 31, 2025, we had an amount due of $65.5 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date. See Note 15—Related Party Transactions in the notes to the condensed consolidated financial statements included elsewhere in the Form 10-Q for further information as well as the expected timing of payments.
Leases
We have various non-cancelable operating leases for our office space and certain equipment. As of March 31, 2025, we had $185.5 million of operating lease liabilities. See Note 4—Leases in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information as well as the expected timing of payments.
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

Exchange Rate Risk
We are exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of its operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the three months ended March 31, 2025 and 2024, the net impact of non-functional currency related transaction gains (losses) recorded in Other income (expense) on our Condensed Consolidated Statements of Operations was $(1.8) million and $0.5 million, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the strength of the U.S. dollar fluctuated. For the three months ended March 31, 2025 and 2024, the net impact from the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) on our Condensed Consolidated Statements of Comprehensive Income (Loss) was $2.8 million and $(1.2) million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future. As of March 31, 2025, we held cash balances of $26.9 million in non-U.S. dollar currencies, composed of pound sterling, euros, and Canadian dollars.
Critical Accounting Estimates
The unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates and the assumptions underlying these estimates are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary. For a discussion of our critical accounting estimates, refer to our Annual Report on Form 10-K filed on February 27, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Credit Risk”.
Item 4. Controls and Procedures
This Item 4 includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Quarterly Report on Form 10-Q as Exhibits 31.1 and 31.2.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes or updates to our risk factors that were previously disclosed in “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table summarizes our repurchase of equity securities during the three months ended March 31, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2025 - January 31, 2025	—	$—	—	$93,823,525
February 1, 2025 - February 28, 2025	—	$—	—	$93,823,525
March 1, 2025 - March 31, 2025	749,432	$19.27	—	$79,381,131
Total	749,432	$19.27	—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PERELLA WEINBERG PARTNERS

Date: May 2, 2025	By:	/s/ ANDREW BEDNAR
Andrew Bednar
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2025	By:	/s/ ALEXANDRA GOTTSCHALK
Alexandra Gottschalk
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)