Form 10-Q
period 2025-06-30
Perella Weinberg Partners
filed 2025-08-01
CIK 1777835

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2025, the registrant had 62,521,774 shares of Class A common stock, par value $0.0001 per share, and 24,957,389 shares of Class B common stock, par value $0.0001 per share, outstanding.

Perella Weinberg Partners
Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Statements of Financial Condition as of June 30, 2025 and December 31, 2024	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2025 and 2024	5
	Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests for the Three and Six Months Ended June 30, 2025 and 2024	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
Signatures		35

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Perella Weinberg Partners
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in Thousands, Except Per Share and Per Unit Amounts)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$145,037	$331,558
Restricted cash	1,153	1,213
Investments in short-term marketable debt securities	—	75,830
Accounts receivable, net of allowance	47,724	73,293
Due from related parties	636	1,146
Fixed assets, net of accumulated depreciation and amortization	80,547	84,886
Intangible assets, net of accumulated amortization	9,322	12,612
Goodwill	34,383	34,383
Prepaid expenses and other assets	35,533	29,224
Right-of-use lease assets	136,870	139,637
Deferred tax assets, net	115,497	92,969
Total assets	$606,702	$876,751
Liabilities, Redeemable Non-Controlling Interests, and Equity
Accrued compensation and benefits	$106,694	$325,225
Accounts payable, accrued expenses and other liabilities	63,351	68,919
Lease liabilities	184,995	187,349
Amount due pursuant to tax receivable agreement	75,566	65,493
Total liabilities	430,606	646,986
Commitments and Contingencies (Note 16)
Redeemable non-controlling interests (24,957,389 units at redemption value of $19.81 per unit as of June 30, 2025; 27,460,600 units at redemption value of $23.71 per unit as of December 31, 2024)	494,518	651,140
Equity
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 77,289,741 issued and 62,606,861 outstanding at June 30, 2025; 1,500,000,000 shares authorized, 72,544,696 issued and 59,181,721 outstanding at December 31, 2024)	8	7
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 24,957,389 issued and outstanding at June 30, 2025; 600,000,000 shares authorized, 27,460,600 issued and outstanding at December 31, 2024)	2	3
Preferred stock, par value $0.0001 per share (100,000,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024)	—	—
Additional paid-in-capital	—	—
Retained earnings (accumulated deficit)	(179,429)	(303,708)
Accumulated other comprehensive income (loss)	(721)	(6,193)
Treasury stock, at cost (14,682,880 and 13,362,975 shares of Class A common stock at June 30, 2025 and December 31, 2024, respectively)	(138,282)	(111,484)
Total equity	(318,422)	(421,375)
Total liabilities, redeemable non-controlling interests, and equity	$606,702	$876,751
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$155,267	$271,998	$367,098	$374,125
Expenses
Compensation and benefits	80,280	149,973	203,279	218,563
Equity-based compensation	28,034	160,498	54,279	207,305
Total compensation and benefits	108,314	310,471	257,558	425,868
Professional fees	6,899	11,743	26,095	22,803
Technology and infrastructure	9,237	9,125	18,526	17,897
Rent and occupancy	6,596	5,860	12,922	12,137
Travel and related expenses	5,329	4,700	10,973	9,285
General, administrative and other expenses	4,892	7,223	10,355	11,742
Depreciation and amortization	5,052	5,108	10,053	10,188
Total expenses	146,319	354,230	346,482	509,920
Operating income (loss)	8,948	(82,232)	20,616	(135,795)
Non-operating income (expenses)
Other income (expense)	(2,700)	745	(2,469)	3,402
Total non-operating income (expenses)	(2,700)	745	(2,469)	3,402
Income (loss) before income taxes	6,248	(81,487)	18,147	(132,393)
Income tax expense (benefit)	1,980	(642)	(7,494)	18,452
Net income (loss)	4,268	(80,845)	25,641	(150,845)
Less: Net income (loss) attributable to non-controlling interests	1,530	(14,817)	5,564	(48,973)
Net income (loss) attributable to Perella Weinberg Partners	$2,738	$(66,028)	$20,077	$(101,872)
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.04	$(1.21)	$0.32	$(1.96)
Diluted	$0.04	$(1.21)	$0.29	$(1.96)
Weighted-average shares of Class A common stock outstanding
Basic	63,064,731	54,589,542	62,604,779	51,894,913
Diluted	98,831,307	54,589,542	74,555,206	51,894,913

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$4,268	$(80,845)	$25,641	$(150,845)
Foreign currency translation gain (loss), net of tax	4,996	(16)	7,752	(1,206)
Comprehensive income (loss)	9,264	(80,861)	33,393	(152,051)
Less: Comprehensive income (loss) attributable to non-controlling interests	2,986	(14,781)	7,844	(49,493)
Comprehensive income (loss) attributable to Perella Weinberg Partners	$6,278	$(66,080)	$25,549	$(102,558)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable Non-Controlling Interests
Balance at December 31, 2024	72,544,696	27,460,600	(13,362,975)	$7	$3	$(111,484)	$—	$(303,708)	$(6,193)	$(421,375)	$651,140
Net income (loss)	—	—	—	—	—	—	—	17,339	—	17,339	4,034
Equity-based awards	—	—	—	—	—	—	—	26,396	—	26,396	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	3,366,995	—	387,054	—	—	4,644	—	(4,644)	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	—	(69,741)	—	(69,741)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	—	(6,030)	—	(6,030)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	1,932	1,932	824
Other	—	—	—	—	—	—	—	424		424	(3)
Exchange of PWP OpCo Units and corresponding Class B common stock for cash (Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests)	—	(1,270,086)	—	—	—	—	—	—	—	—	(28,792)
Treasury stock purchase	—	—	(749,432)	—	—	(14,442)	—	—	—	(14,442)	—
Change in ownership interests	—	—		—	—	—	—	3,207	—	3,207	(3,207)
Changes in redemption value of redeemable non-controlling interests	—	—		—	—	—	—	139,162	—	139,162	(139,162)
Balance at March 31, 2025	75,911,691	26,190,514	(13,725,353)	$7	$3	$(121,282)	$—	$(197,595)	$(4,261)	$(323,128)	$484,834
Net income (loss)	—	—	—	—	—	—	—	2,738	—	2,738	1,530
Equity-based awards	—	—	—	—	—	—	—	28,222	—	28,222	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	143,693	—	25,530	—	—	306	—	(306)	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	—	(2,224)	—	(2,224)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	—	(5,724)	—	(5,724)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	3,540	3,540	1,456
Other	—	—	—	—	—	—	—	224	—	224	(1)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests)	1,234,357	(1,233,125)	—	1	(1)	—	—	1,935	—	1,935	—
Treasury stock purchase	—	—	(983,057)	—	—	(17,306)	—	—	—	(17,306)	—
Change in ownership interests	—	—	—	—	—	—	—	(1,356)	—	(1,356)	1,356
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	(5,343)	—	(5,343)	5,343
Balance at June 30, 2025	77,289,741	24,957,389	(14,682,880)	$8	$2	$(138,282)	$—	$(179,429)	$(721)	$(318,422)	$494,518
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
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$25,641	$(150,845)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based awards vesting expense	54,618	137,392
Depreciation and amortization	10,053	10,188
Bad debt expense	1,592	3,544
Foreign currency revaluation	2,760	(513)
Non-cash operating lease expense	5,065	5,250
Deferred taxes	(9,146)	(992)
Other	1,735	607
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	25,847	(46,903)
Due from related parties	27	(18)
Prepaid expenses and other assets	(5,765)	(1,486)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(222,375)	(106,841)
Accounts payable, accrued expenses and other liabilities	(5,309)	29,361
Lease liabilities	(5,137)	4,920
Net cash provided by (used in) operating activities	(120,394)	(116,336)
Cash flows from investing activities
Purchases of fixed assets	(1,831)	(14,724)
Maturities of investments in short-term marketable debt securities	74,911	91,188
Net cash provided by (used in) investing activities	73,080	76,464
Cash flows from financing activities
Proceeds from issuance of Class A common stock in public offering, net of underwriting discount and offering costs	—	65,986
Exchange of PWP OpCo Units and corresponding Class B common stock for cash	(28,258)	(19,382)
Withholding tax payments for vested PWP Incentive Plan Awards and equity-classified ACUs	(71,965)	(38,366)
Distributions to partners	—	(5,198)
Dividends paid on Class A and Class B common stock	(12,748)	(8,628)
Treasury stock purchases	(31,748)	(15,000)
Other	—	(2,369)
Net cash provided by (used in) financing activities	(144,719)	(22,957)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,452	(762)
Net increase (decrease) in cash, cash equivalents and restricted cash	(186,581)	(63,591)
Cash, cash equivalents and restricted cash, beginning of period	332,771	250,102
Cash, cash equivalents and restricted cash, end of period	$146,190	$186,511
Supplemental disclosure of non-cash activities
Lease liabilities arising from obtaining right-of-use lease assets	$—	$1,060
Accrued capital expenditures	$543	$793
Accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards	$2,928	$4,142
Non-cash paydown of Partner promissory notes	$534	$896
Deferred tax effect resulting from changes in ownership and exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$2,584	$1,848
Supplemental disclosures of cash flow information
Cash paid (refunded) for income taxes	$9,243	$1,039

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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any highly liquid investments with original maturities of three months or less from the date of purchase. Cash account balances often exceed federally insured limits. Restricted cash represents cash that is not readily available for general purpose cash needs. As of June 30, 2025 and December 31, 2024, the Company had restricted cash of $1.2 million maintained as collateral for letters of credit related to certain office leases. As of June 30, 2025, the Company held no cash equivalents. The Company held cash equivalents of $20.2 million as of December 31, 2024, which was composed of investments in U.S. Treasury securities. The sum of Cash and cash equivalents and Restricted cash on the Condensed Consolidated Statements of Financial Condition corresponds to the total cash, cash equivalents, and restricted cash presented on the Condensed Consolidated Statements of Cash Flows.
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of June 30, 2025 and December 31, 2024, the net assets of PWP OpCo were $141.0 million and $197.6 million, respectively. As of June 30, 2025 and December 31, 2024, the Company did not consolidate any VIEs other than PWP OpCo.
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
As of June 30, 2025, $45.4 million has been recorded to Accumulated deficit for changes in the redemption value of Redeemable non-controlling interests as well as normal course equity transactions due to the full utilization of Additional paid-in capital. The Company tracks amounts recorded directly to Accumulated deficit when Additional paid-in capital has been fully utilized and will not record any additional amounts to Additional paid-in capital until the cumulative amount recorded to Accumulated deficit has been fully offset.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
When the Company has an unconditional obligation to purchase the Redeemable non-controlling interests for cash, the mandatorily redeemable interests are reclassified from temporary equity to a liability with changes in fair value recorded to Other income (expense) on the Condensed Consolidated Statements of Operations. As of June 30, 2025, there were no non-controlling interests considered mandatorily redeemable.
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
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $(2.7) million and $(4.5) million during the three and six months ended June 30, 2025, respectively, and $(0.2) million and $0.3 million for the three and six months ended June 30, 2024, respectively, which are included in Other income (expense) on the Condensed Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and profit and loss activity is generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Over time	$154,391	$261,860	$363,122	$362,865
Point in time	876	10,138	3,976	11,260
Total revenue	$155,267	$271,998	$367,098	$374,125
Reimbursable expenses billed to clients were $1.3 million and $3.0 million for the three and six months ended June 30, 2025, respectively, and $1.5 million and $3.4 million for the three and six months ended June 30, 2024, respectively.
Performance Obligations and Contract Balances
As of June 30, 2025, the aggregate amount of the transaction price, as defined in the Codification, allocated to performance obligations yet to be satisfied was $3.4 million, and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services. A significant portion of total revenues in any given period often relates to performance obligations that were satisfied or partially satisfied in prior periods. These amounts are recognized upon the resolution of revenue constraints and uncertainties in the relevant period and are generally related to transaction-related advisory services.
As of June 30, 2025 and December 31, 2024, the Company recorded $3.7 million and $0.6 million, respectively, for contract liabilities which are presented within Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition. The Company recognized previously deferred revenue of $0.4 million and $0.5 million for the three and six months ended June 30, 2025, respectively, and $1.6 million and $0.7 million for the three and six months ended June 30, 2024, respectively, which was primarily related to transaction-related advisory services that are recognized over time.
Accounts Receivable and Allowance for Credit Losses
As of June 30, 2025 and December 31, 2024, $3.6 million and $13.3 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. These amounts have been recognized as revenue in accordance with the Company’s revenue recognition policies but remained unbilled at the end of the period. As of June 30, 2025, certain accounts receivable in the aggregate amount of $25.1 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with one client. Of that amount, all was subsequently received after June 30, 2025. As of December 31, 2024, certain accounts receivable in the aggregate amount of $23.9 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end.
The allowance for credit losses activity for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$2,757	$2,685	$1,642	$2,198
Bad debt expense	266	2,957	1,592	3,544
Write-offs	—	(4,465)	(235)	(4,536)
Foreign currency translation and other adjustments	10	23	34	(6)
Ending balance	$3,033	$1,200	$3,033	$1,200

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 4—Leases
The Company leases office space and equipment under operating lease agreements.
On April 1, 2025, the Company entered into a seven-year agreement to sublease a portion of its New York office. The expected commencement is in the third quarter of 2025. The Company estimates it will recognize sublease income of $27.5 million over the initial term, which will be presented net within Rent and occupancy on the Condensed Consolidated Statements of Operations. Variable lease payments for the subtenant’s portion of occupancy costs will be recognized as incurred.
Other information as it relates to the Company’s operating leases is as follows:

	June 30, 2025	December 31, 2024
Weighted-average discount rate – operating leases	4.8%	4.8%
Weighted-average remaining lease term – operating leases	12.8 years	13.3 years

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$4,752	$4,691	$9,444	$9,429
Variable lease cost	1,003	604	2,015	1,504
Total net lease cost	$5,755	$5,295	$11,459	$10,933

Net cash outflows (inflows) on operating leases(1)	$4,582	$(2,653)	$9,518	$(749)
__________________
(1)Presented net of lease incentives received.
As of June 30, 2025, the maturities of undiscounted operating lease liabilities of the Company are as follows:

Years Ending:	Operating Leases
Remainder of 2025	$9,966
2026	21,520
2027	21,261
2028	19,368
2029	19,172
Thereafter	158,227
Total lease payments(1)	249,514
Less: Imputed interest	(64,519)
Total lease liabilities	$184,995
__________________
(1)Total future lease payments are presented net of expected lease incentives.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 5—Intangible Assets
The following table provides the detail of the Company’s intangible assets:

	June 30, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(40,685)	$6,715
Trade names and trademarks	18,400	(15,793)	2,607
Total	$65,800	$(56,478)	$9,322

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(38,315)	$9,085
Trade names and trademarks	18,400	(14,873)	3,527
Total	$65,800	$(53,188)	$12,612
The intangible assets are being amortized over an average useful life of 10 years and resulted in amortization expense of $1.6 million and $3.3 million for the three and six months ended, respectively, for both June 30, 2025 and 2024, all of which is included in Depreciation and amortization on the Condensed Consolidated Statements of Operations. Amortization of intangible assets held at June 30, 2025 is expected to be $6.6 million and $6.0 million for the years ending December 31, 2025 and 2026, respectively. These intangible assets will be fully amortized by November 30, 2026.
Note 6—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries. The SEC-regulated subsidiary does not hold funds or securities for, or owe money or securities to clients or carry accounts of or for clients, and as such is exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of June 30, 2025 and December 31, 2024, all regulated subsidiaries had capital in excess of their applicable minimum capital requirements. As a result of the minimum capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.
Note 7—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Leasehold improvements	$82,818	$81,860
Furniture and fixtures	13,439	12,801
Equipment	16,139	15,322
Software	4,914	4,456
Total	117,310	114,439
Less: Accumulated depreciation and amortization	(36,763)	(29,553)
Fixed assets, net	$80,547	$84,886
Depreciation expense related to fixed assets was $3.3 million and $6.6 million for the three and six months ended June 30, 2025, respectively, and $3.4 million and $6.8 million for the three and six months ended June 30, 2024, respectively. Amortization expense related to software costs was immaterial for the three and six months ended June 30, 2025 and 2024.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 8—Income Taxes
The following table summarizes the Company’s tax position for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) before income taxes	$6,248	$(81,487)	$18,147	$(132,393)
Income tax expense (benefit)	$1,980	$(642)	$(7,494)	$18,452
Effective income tax rate	31.7%	0.8%	(41.3)%	(13.9)%
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
As of June 30, 2025 and December 31, 2024, the Company recorded a liability for unrecognized tax benefits of $2.7 million and $2.2 million, respectively, primarily related to potential double taxation at certain of its foreign subsidiaries. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.
Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests
Class A Common Stock Offering
On March 1, 2024, the Company issued and sold 5,750,000 shares of Class A common stock at a price of $12.00 per share for net proceeds of $66.0 million after deducting underwriting discounts and offering costs.
Share Repurchases
On February 16, 2022, the Company’s Board of Directors initially approved a stock repurchase program and the authorized amount under such program was increased on February 8, 2023 such that the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock. On June 3, 2024, the Company repurchased 1,000,000 founder shares at a purchase price of $15.00 per share for a total purchase price of $15.0 million. Since inception of the share repurchase program, 14,653,188 shares have been purchased at an average price per share of $9.41 through June 30, 2025 for a total purchase price of $137.9 million. Prior to the implementation of the stock repurchase program, on August 9, 2021, the Company repurchased 1,000,000 founder shares at a purchase price of $12.00 per share for a total purchase price of $12.0 million.
Redeemable Non-Controlling Interests
As a result of the Merger, the Non-controlling interests on the Condensed Consolidated Statements of Financial Condition were reclassified to Redeemable non-controlling interests within temporary equity. Redeemable non-controlling interests are presented at their redemption value as of the reporting date and represent the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. As of June 30, 2025, the current and former working partners collectively own 24,957,389 PWP OpCo Units, which represents a 28.5% non-controlling ownership interest in PWP OpCo.

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
During the three months ended June 30, 2025, the Company settled exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for 1,234,357 shares of Class A common stock. In the first quarter of 2025, the Company settled exchanges of 1,270,086 PWP OpCo Units and corresponding shares of Class B common stock at a price $22.65 per OpCo Unit for $28.3 million in cash as well as the non-cash settlement of certain partner loans (refer to Note 15—Related Party Transactions for more information). During the three months ended June 30, 2024, the Company settled exchanges of 1,343,257 PWP OpCo Units and corresponding shares of Class B common stock for $19.5 million in cash. In the first quarter of 2024, the Company settled exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for 794,146 shares of Class A common stock.
To the extent an exchange creates a step-up in tax basis, the Company records an increase in Deferred tax assets, net, Amounts due pursuant to tax receivable agreement, and Additional paid-in-capital.
Note 10—Debt
As of June 30, 2025 and December 31, 2024, the Company had no outstanding debt. The Company has a revolving credit facility (the “Revolving Credit Facility”) through an amended and restated credit agreement with Cadence Bank, N.A. (“Cadence Bank”), dated November 30, 2016 (as amended, the “Credit Agreement”), with an available line of credit of $50.0 million with up to $20.0 million of available incremental revolving commitments, and a maturity date of July 1, 2028. Issuance costs incurred related to the Credit Agreement are amortized as interest expense using the effective interest method over the life of the Revolving Credit Facility. The Company is also charged a quarterly commitment fee of 0.25% on any unused portion of the line of credit, which is recorded as interest expense. Interest expense related to the Revolving Credit Facility was immaterial during the three and six months ended June 30, 2025 and 2024 and is included within Other income (expense) on the Condensed Consolidated Statements of Operations.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
In connection with the Business Combination, the Company granted awards (the “Business Combination Awards”) in the form of (a) RSUs that vest upon the achievement of service conditions (“Transaction RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions, including certain long-term incentive awards granted to management (“Transaction PSUs”). During the six months ended June 30, 2025 and 2024, 1,301,449 and 307,961 Business Combination Awards vested with a total fair value of $31.1 million and $4.0 million, respectively. As of June 30, 2025, the price targets ranging from $12.00 to $20.00 as well substantially all of the $25.00 price target were met for the Transaction PSUs.
The Company grants units from the General Share Reserve from time to time in the ordinary course of business in the form of (a) RSUs that vest upon the achievement of service conditions (“General RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions (“General PSUs”). During the six months ended June 30, 2025 and 2024, the Company granted 5,182,555 and 6,773,129 General RSUs at a weighted average grant date fair value of $23.73 and $13.47 per award, respectively. During the six months ended June 30, 2025 and 2024, 5,730,085 and 4,009,592 General RSUs vested with a total fair value of $131.1 million and $53.2 million, respectively. During the six months ended June 30, 2025 and 2024, no General PSUs vested and none were granted. As of June 30, 2025, the price targets ranging from $15.00 to $20.00 as well substantially all of the $25.00 price target were met for the General PSUs.
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
In connection with the Vesting Acceleration, the Company paid or accrued a combined $86.6 million in settlement of 6,149,211 ACUs and corresponding shares of Class B common stock. Of that amount, the Company paid $60.6 million in settlement of liability-classified ACUs and $15.7 million for withholding tax payments on equity-classified ACUs and the settlement of other liabilities. These amounts are included within cash flows from operating activities and financing activities, respectively, on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, $2.9 million and $10.3 million, respectively, of withholding taxes payable related to the Vesting Acceleration is included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statement of Financial Condition.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the expense related to equity-based awards that were recorded in Professional fees and components of Equity-based compensation included on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Professional fees
PWP Incentive Plan Awards	$188	$508	$339	$1,014

Equity-based compensation
PWP Incentive Plan Awards	$28,034	$30,459	$54,279	$63,324
Professional Partners Awards (equity-classified)	—	60,794	—	74,736
Professional Partners Awards (liability-classified)	—	69,245	—	69,245
Total Equity-based compensation	$28,034	$160,498	$54,279	$207,305

Income tax benefit of equity-based awards	$4,681	$4,727	$8,845	$9,436
As of June 30, 2025, total unrecognized compensation expense related to all unvested equity-based awards was $187.1 million, which is expected to be recognized over a weighted average period of 2.1 years.
Note 12—Other Compensation and Benefits
Compensation and benefits expense consists of salaries, bonuses (discretionary awards and guaranteed amounts), severance, as well as payroll and related taxes and benefits for the Company’s employees. In all instances, compensation expense is accrued over the requisite service period.
Benefit Plans
Certain employees participate in employee benefit plans, which consist of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code, (ii) a U.K. pension scheme for U.K. employees and (iii) a German pension plan for employees in Germany. Expenses related to the Company’s employee benefit plans were $1.7 million and $3.4 million for the three and six months ended June 30, 2025, respectively, and $1.8 million and $3.6 million for the three and six months ended June 30, 2024, respectively, and are included in Compensation and benefits on the Condensed Consolidated Statements of Operations.
Business Realignment
During the six months ended June 30, 2024, the Company incurred the remainder of expenses related to a prior year business realignment, including separation and transition benefits of $1.8 million and the acceleration of equity-based compensation amortization of $1.5 million. Such amounts are presented in Compensation and benefits and Equity-based compensation on the Condensed Consolidated Statements of Operations, respectively. Business realignment payments of $2.4 million and $13.6 million were made during the three and six months ended June 30, 2024, respectively, and there were no remaining liabilities outstanding as of December 31, 2024.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 13—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$2,738	$(66,028)	$20,077	$(101,872)
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	989	—	—	—
Dilutive effect from assumed vesting of PWP Incentive Plan Awards, net of tax	265	—	1,178	—
Net income (loss) attributable to Perella Weinberg Partners – diluted	$3,992	$(66,028)	$21,255	$(101,872)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	63,064,731	54,589,542	62,604,779	51,894,913
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	25,567,176	—	—	—
Weighted average number of incremental shares from assumed vesting of PWP Incentive Plan Awards	10,199,400	—	11,950,427	—
Weighted average shares of Class A common stock outstanding – diluted	98,831,307	54,589,542	74,555,206	51,894,913
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.04	$(1.21)	$0.32	$(1.96)
Diluted(1)	$0.04	$(1.21)	$0.29	$(1.96)

__________________
(1)Basic and Diluted EPS for the three months ended June 30, 2025 are the same due to rounding.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
PWP OpCo Units	—	33,022,579	26,305,163	37,170,827
PWP Incentive Plan Awards	—	9,133,806	—	7,205,942
Total	—	42,156,385	26,305,163	44,376,769
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
As of June 30, 2025 and December 31, 2024, the fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The Company held no financial instruments subject to fair value measurement as of June 30, 2025. The Company had no transfers between fair value levels during the three and six months ended June 30, 2025 and 2024.
As of December 31, 2024, the Company held investments in U.S. Treasury securities with original maturities greater than three months from the date of purchase, which are presented at fair value as Investments in short-term marketable debt securities on the Condensed Consolidated Statements of Financial Condition. These investments had an aggregate cost basis of $74.9 million as of December 31, 2024. As of December 31, 2024, the Company also held $20.2 million of investments in U.S. Treasury securities with original maturities of three months or less from the date of purchase, which are presented within Cash and cash equivalents on the Condensed Consolidated Statements of Financial Condition. The Company had nominal interest income and net unrealized gains (losses) on U.S. Treasury securities for the three and six months ended June 30, 2025 and 2024, respectively, which is included in Other income (expense) on the Condensed Consolidated Statements of Operations.
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
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and Investor Limited Partners that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of June 30, 2025, the Company had a liability of $75.6 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date and is reported within Amount due pursuant to tax receivable agreement on the Condensed Consolidated Statements of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which are exclusive of potential payments in respect of future exchanges and may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2025	$1,343
2026	2,412
2027	4,010
2028	4,292
2029	4,359
Thereafter	59,150
Total payments	$75,566

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Partner Promissory Notes and Other Partner Loans
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at a semi-annual rate equal to the Federal Mid-Term Rate. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will and are primarily secured by the partner’s equity interests in PWP OpCo or one of its affiliates. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Condensed Consolidated Statements of Financial Condition. During the six months ended June 30, 2024, $0.9 million of principal and interest related to Partner Promissory Notes was effectively repaid through the cancellation of PWP OpCo units held by such partners. As of June 30, 2025 and December 31, 2024, substantially all of the Partner Promissory Notes were settled.
From time to time, PWP OpCo and certain of its subsidiaries have agreed to provide loans to or make payments on behalf of certain partners. As of June 30, 2025 and December 31, 2024, $0.6 million and $1.1 million, respectively, of amounts due from partners are recognized in Due from related parties on the Condensed Consolidated Statements of Financial Condition. During the six months ended June 30, 2025, $0.5 million of principal and interest related to partner loans was effectively repaid through the cancellation of PWP OpCo units held by such partners.
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
Note 16—Commitments and Contingencies
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of June 30, 2025 and December 31, 2024, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and, after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the consolidated financial statements of the Company as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024.
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
The Company incurred $11.3 million during the six months ended June 30, 2025 and $3.6 million and $5.9 million during the three and six months ended June 30, 2024, respectively, in legal and professional fees, net of expected insurance reimbursement, related to this litigation, and nominal amounts during the three months ended June 30, 2025. These litigation costs are included in Professional fees on the Condensed Consolidated Statements of Operations.

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
For the six months ended June 30, 2025, no individual client accounted for more than 10% of aggregate revenues, and for the six months ended June 30, 2024, two individual clients accounted for more than 10% of aggregate revenues.
The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
United States	$110,136	$239,788	$288,094	$322,477
International	45,131	32,210	79,004	51,648
Total	$155,267	$271,998	$367,098	$374,125

	June 30, 2025	December 31, 2024
Assets
United States	$439,441	$687,784
International	167,261	188,967
Total	$606,702	$876,751
Note 18—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.
On August 1, 2025, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be paid on September 10, 2025 to Class A common stockholders of record on August 29, 2025. Holders of Class B common stock will also receive dividends equal to the amount of dividends declared on 0.001 shares of Class A common stock.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The Company has entered into an agreement to acquire Devon Park Advisors, LLC, including its subsidiary Devon Park Securities, LLC (collectively, “Devon Park”), a premier GP-led secondaries advisory firm founded in 2021. Devon Park specializes in transactions related to GP-led secondaries, GP advisory, and fund secondaries. The transaction is expected to be completed early in the fourth quarter, following regulatory approval.

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

Results of Operations
The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Revenues	$155,267	$271,998	(43)%	$367,098	$374,125	(2)%
Expenses
Compensation and benefits	80,280	149,973	(46)%	203,279	218,563	(7)%
Equity-based compensation	28,034	160,498	(83)%	54,279	207,305	(74)%
Total compensation and benefits	108,314	310,471	(65)%	257,558	425,868	(40)%
Non-compensation expenses	38,005	43,759	(13)%	88,924	84,052	6%
Total operating expenses	146,319	354,230	(59)%	346,482	509,920	(32)%
Operating income (loss)	8,948	(82,232)	NM	20,616	(135,795)	NM
Non-operating income (expenses)
Other income (expense)	(2,700)	745	NM	(2,469)	3,402	NM
Total non-operating income (expenses)	(2,700)	745	NM	(2,469)	3,402	NM
Income (loss) before income taxes	6,248	(81,487)	NM	18,147	(132,393)	NM
Income tax expense (benefit)	1,980	(642)	NM	(7,494)	18,452	NM
Net income (loss)	4,268	(80,845)	NM	25,641	(150,845)	NM
Less: Net income (loss) attributable to non-controlling interests	1,530	(14,817)	NM	5,564	(48,973)	NM
Net income (loss) attributable to Perella Weinberg Partners	$2,738	$(66,028)	NM	$20,077	$(101,872)	NM
NM = Not meaningful

Revenues
The following table provides revenue statistics for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Total Advisory Clients	68	88	(20)	106	120	(14)
Total Clients with Fees Greater than $1.0 million	33	42	(9)	73	65	8
Revenues were $155.3 million for the three months ended June 30, 2025 as compared to $272.0 million for the three months ended June 30, 2024, a decrease of 43%. The decrease was largely attributable to decreased mergers and acquisition activity in the current year period, as well as one significant fee event in the prior year period. This decrease was partially offset by an increase in financing and capital solutions activity.
Revenues were $367.1 million for the six months ended June 30, 2025 as compared to $374.1 million for the six months ended June 30, 2024, a decrease of 2%. The decrease was largely attributable to decreased mergers and acquisition activity in the current year period, as well as one significant fee event in the prior year period. This decrease was in large part offset by an increase in financing and capital solutions activity.
Compensation and Benefits Expenses
For the three months ended June 30, 2025, total compensation and benefits expenses were $108.3 million, a decrease of 65% compared to $310.5 million for the three months ended June 30, 2024. The substantial decrease was primarily the result of the prior year Vesting Acceleration of the Professional Partners Awards that resulted in $130.0 million of equity-based compensation expense for the three months ended June 30, 2024, as well as the vesting of certain Business Combination Awards in the third quarter of 2024 which resulted in lower expense in the current year period. The overall decrease was also driven by a lower bonus accrual in the current year period due to a lower revenue base, despite a higher effective compensation margin versus the second quarter of 2024.
For the six months ended June 30, 2025, total compensation and benefits expenses were $257.6 million, a decrease of 40% compared to $425.9 million for the six months ended June 30, 2024. The substantial decrease was primarily the result of the prior year Vesting Acceleration of the Professional Partners Awards that resulted in $144.0 million of equity-based compensation expense for the six months ended June 30, 2024, as well as the vesting of certain Business Combination Awards in the third quarter of 2024 which resulted in lower expense in the current year period. The current year period also included a lower bonus accrual due to decreased revenue and a slightly lower compensation margin.
Non-Compensation Expenses
For the three months ended June 30, 2025, total non-compensation expenses were $38.0 million, a decrease of 13% compared to $43.8 million for the three months ended June 30, 2024. The decrease was primarily the result of lower litigation spend and a decrease in bad debt expense, partially offset by an uptick in travel and related expenses due to volume and cost as well as an increase in rent and occupancy costs stemming from utilities and maintenance.
For the six months ended June 30, 2025, total non-compensation expenses were $88.9 million, an increase of 6% compared to $84.1 million for the six months ended June 30, 2024. The increase was primarily the result of higher litigation spend and an uptick in travel and related expenses due to the volume and cost of travel in addition to an increase in rent and occupancy costs as a result of utilities and maintenance and technology costs related to market data. These increases were partially offset by a reduction in bad debt expense and lower deal-related professional fees.

Non-Operating Income (Expenses)
For the three months ended June 30, 2025, non-operating expenses were $2.7 million compared to non-operating income of $0.7 million for the three months ended June 30, 2024. In the current period, non-operating expenses included a net loss from foreign exchange rate fluctuations, which was partially offset by interest income. Non-operating income in the prior year period included higher interest income partially offset by a lower net loss from foreign exchange rate fluctuations. For both periods, the impact of foreign exchange rate fluctuations was largely related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries.
For the six months ended June 30, 2025, non-operating expenses were $2.5 million compared to non-operating income of $3.4 million for the six months ended June 30, 2024. In the current period, non-operating expenses included a net loss from foreign exchange rate fluctuations, which was partially offset by interest income. Non-operating income in the prior year period included higher interest income and a net gain from foreign exchange rate fluctuations. For both periods, the impact of foreign exchange rate fluctuations was largely related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries.
Income Tax Expense (Benefit)
The Company’s income tax expense and effective tax rate were $2.0 million and 31.7%, respectively, for the three months ended June 30, 2025 compared to an income tax benefit and effective tax rate of $(0.6) million and 0.8%, respectively, for the three months ended June 30, 2024.
The Company’s income tax benefit and effective tax rate were $(7.5) million and (41.3)%, respectively, for the six months ended June 30, 2025 compared to an income tax expense and effective tax rate of $18.5 million and (13.9)%, respectively, for the six months ended June 30, 2024.
The change in the effective tax rate for both periods was primarily due to the relative size of our permanent differences in relation to the pre-tax income (loss) in the respective periods. In addition, the Company recognized a $12.6 million tax benefit associated with the appreciation in our share price upon vesting of RSUs above the original grant price during the six months ended June 30, 2025 versus $1.8 million in the prior period.
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
Our current assets are typically composed of cash and cash equivalents, investments in short-term marketable debt securities, receivables related to fees earned from providing advisory services, certain prepaid expenses and certain amounts due from related parties. Our current liabilities are primarily composed of accrued employee compensation, accounts payable and other accrued expenses. Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any short-term highly liquid investments that have original maturities of three months or less from the date of purchase. We had cash balances of $145.0 million with no cash equivalents as of June 30, 2025. As of December 31, 2024, our cash and cash equivalents totaled $331.6 million, which included $20.2 million of cash equivalents in the form of investments in U.S. Treasury securities. Additionally, as of December 31, 2024, the Company held U.S. Treasury securities of $75.8 million, which were classified as Investments in short-term marketable debt securities within the condensed consolidated financial statements.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable typically have net terms of 30 days. Accounts receivable, net of allowance for credit losses, were $47.7 million and $73.3 million as of June 30, 2025 and December 31, 2024, respectively.
We have a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Additionally, up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement. As of June 30, 2025, we had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.

During the six months ended June 30, 2025, we elected to settle exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for $28.3 million in cash. We also repurchased 1,732,489 shares at an average price per share of $18.33 pursuant to our share repurchase program.
Based on current market conditions, we believe that our cash on hand, net cash generated from operations, and the available borrowing capacity under our Revolving Credit Facility will be sufficient to meet our operating needs and commitments for the next twelve months; however, if these sources of liquidity are not sufficient, we may seek additional debt or equity financing.
Cash Flows
A summary of our operating, investing and financing cash flows is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Cash Provided By (Used In)
Operating Activities
Net income (loss)	$25,641	$(150,845)
Non-cash charges and other operating activity adjustments	66,677	155,476
Other operating activities	(212,712)	(120,967)
Total operating activities	(120,394)	(116,336)
Investing Activities	73,080	76,464
Financing Activities	(144,719)	(22,957)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,452	(762)
Net increase (decrease) in cash, cash equivalents and restricted cash	(186,581)	(63,591)
Cash, cash equivalents and restricted cash, beginning of period	332,771	250,102
Cash, cash equivalents and restricted cash, end of period	$146,190	$186,511
Six Months Ended June 30, 2025
Operating activities resulted in a net cash outflow of $120.4 million primarily attributable to cash operating expense outflows, including discretionary bonuses paid during the first quarter of 2025 with respect to prior year compensation expense, partially offset by cash collections from clients.
Investing activities resulted in a net cash inflow of $73.1 million attributable to the maturation of investments in U.S. Treasury securities, which was nominally offset by capital expenditures related to office space renovations.
Financing activities resulted in a net cash outflow of $144.7 million primarily due to withholding tax payments for vested PWP Incentive Plan Awards, the cash settlement of exchanges of PWP OpCo Units, share repurchases, and dividend payments.
Six Months Ended June 30, 2024
Operating activities resulted in a net cash outflow of $116.3 million primarily attributable to cash operating expense outflows, including discretionary bonuses paid during the first quarter of 2024 with respect to prior year compensation expense and the settlement of liability-classified ACUs during the second quarter, partially offset by cash collections from clients.
Investing activities resulted in a net cash inflow of $76.5 million largely attributable to the maturation of investments in U.S. Treasury securities, partially offset by capital expenditures related to office space renovations.
Financing activities resulted in a net cash outflow of $23.0 million primarily due to withholding tax payments for vested PWP Incentive Plan Awards and equity-classified ACUs, the cash settlement of exchanges of PWP OpCo Units, share repurchases, dividend payments and distributions to partners, all of which was partially offset by a share issuance of 5,750,000 shares of Class A common stock for net proceeds of $66.0 million.

Share Repurchase Program
Our board of directors has approved a stock repurchase program under which we are authorized to repurchase up to $200.0 million of our Class A common stock with no requirement to purchase any minimum number of shares. As of June 30, 2025, $62.1 million remains of the $200.0 million authorized for share repurchases.
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
Tax Receivable Agreement
As of June 30, 2025, we had an amount due of $75.6 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date. See Note 15—Related Party Transactions in the notes to the condensed consolidated financial statements included elsewhere in the Form 10-Q for further information as well as the expected timing of payments.
Leases
We have various non-cancelable operating leases for our office space and certain equipment. As of June 30, 2025, we had $185.0 million of operating lease liabilities. See Note 4—Leases in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information as well as the expected timing of payments.
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

Exchange Rate Risk
We are exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of its operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the six months ended June 30, 2025 and 2024, the net impact of non-functional currency related transaction gains (losses) recorded in Other income (expense) on our Condensed Consolidated Statements of Operations was $(4.5) million and $0.3 million, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the strength of the U.S. dollar fluctuated. For the six months ended June 30, 2025 and 2024, the net impact from the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) on our Condensed Consolidated Statements of Comprehensive Income (Loss) was $7.8 million and $(1.2) million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future. As of June 30, 2025, we held cash balances of $39.2 million in non-U.S. dollar currencies, composed of pound sterling, euros, and Canadian dollars.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes our repurchase of equity securities during the three months ended June 30, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
April 1, 2025 - April 30, 2025	—	$—	—	$—
May 1, 2025 - May 31, 2025	876,409	$17.47	—	$64,074,631
June 1, 2025 - June 30, 2025	106,648	$18.76	—	$62,074,357
Total	983,057	$17.61	—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PERELLA WEINBERG PARTNERS

Date: August 1, 2025	By:	/s/ ANDREW BEDNAR
Andrew Bednar
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2025	By:	/s/ ALEXANDRA GOTTSCHALK
Alexandra Gottschalk
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)