Form 10-Q
period 2025-09-30
Perella Weinberg Partners
filed 2025-11-07
CIK 1777835

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2025, the registrant had 65,350,416 shares of Class A common stock, par value $0.0001 per share, and 23,458,506 shares of Class B common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Perella Weinberg Partners
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in Thousands, Except Per Share and Per Unit Amounts)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$185,535	$331,558
Restricted cash	1,141	1,213
Investments in short-term marketable debt securities	—	75,830
Accounts receivable, net of allowance	40,740	73,293
Due from related parties	625	1,146
Fixed assets, net of accumulated depreciation and amortization	78,969	84,886
Intangible assets, net of accumulated amortization	7,677	12,612
Goodwill	34,383	34,383
Prepaid expenses and other assets	36,056	29,224
Right-of-use lease assets	137,080	139,637
Deferred tax assets, net	128,032	92,969
Total assets	$650,238	$876,751
Liabilities, Redeemable Non-Controlling Interests, and Equity
Accrued compensation and benefits	$131,626	$325,225
Accounts payable, accrued expenses and other liabilities	47,163	68,919
Lease liabilities	184,822	187,349
Amount due pursuant to tax receivable agreement	86,107	65,493
Total liabilities	449,718	646,986
Commitments and Contingencies (Note 16)
Redeemable non-controlling interests (23,458,506 units at redemption value of $21.44 per unit as of September 30, 2025; 27,460,600 units at redemption value of $23.71 per unit as of December 31, 2024)	502,922	651,140
Equity
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 79,564,534 issued and 64,995,380 outstanding at September 30, 2025; 1,500,000,000 shares authorized, 72,544,696 issued and 59,181,721 outstanding at December 31, 2024)	8	7
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 23,458,506 issued and outstanding at September 30, 2025; 600,000,000 shares authorized, 27,460,600 issued and outstanding at December 31, 2024)	2	3
Preferred stock, par value $0.0001 per share (100,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024)	—	—
Additional paid-in-capital	—	—
Retained earnings (accumulated deficit)	(161,906)	(303,708)
Accumulated other comprehensive income (loss)	(2,057)	(6,193)
Treasury stock, at cost (14,569,154 and 13,362,975 shares of Class A common stock at September 30, 2025 and December 31, 2024, respectively)	(138,449)	(111,484)
Total equity	(302,402)	(421,375)
Total liabilities, redeemable non-controlling interests, and equity	$650,238	$876,751
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$164,645	$278,242	$531,743	$652,367
Expenses
Compensation and benefits	88,748	174,080	292,027	392,643
Equity-based compensation	27,594	28,225	81,873	235,530
Total compensation and benefits	116,342	202,305	373,900	628,173
Professional fees	9,213	9,367	35,308	32,170
Technology and infrastructure	9,588	8,852	28,114	26,749
Rent and occupancy	5,974	6,170	18,896	18,307
Travel and related expenses	5,418	4,497	16,391	13,782
General, administrative and other expenses	4,219	6,027	14,574	17,769
Depreciation and amortization	5,024	5,130	15,077	15,318
Total expenses	155,778	242,348	502,260	752,268
Operating income (loss)	8,867	35,894	29,483	(99,901)
Non-operating income (expenses)
Other income (expense)	2,721	457	252	3,859
Total non-operating income (expenses)	2,721	457	252	3,859
Income (loss) before income taxes	11,588	36,351	29,735	(96,042)
Income tax expense (benefit)	3,023	7,508	(4,471)	25,960
Net income (loss)	8,565	28,843	34,206	(122,002)
Less: Net income (loss) attributable to non-controlling interests	2,561	12,473	8,125	(36,500)
Net income (loss) attributable to Perella Weinberg Partners	$6,004	$16,370	$26,081	$(85,502)
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.09	$0.29	$0.41	$(1.61)
Diluted	$0.08	$0.24	$0.37	$(1.61)
Weighted-average shares of Class A common stock outstanding
Basic	64,071,958	55,513,159	63,100,339	53,115,490
Diluted	100,233,456	69,795,656	74,959,485	53,115,490

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$8,565	$28,843	$34,206	$(122,002)
Foreign currency translation gain (loss), net of tax	(1,867)	3,704	5,885	2,498
Comprehensive income (loss)	6,698	32,547	40,091	(119,504)
Less: Comprehensive income (loss) attributable to non-controlling interests	2,030	13,879	9,874	(35,614)
Comprehensive income (loss) attributable to Perella Weinberg Partners	$4,668	$18,668	$30,217	$(83,890)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable Non-Controlling Interests
Balance at December 31, 2024	72,544,696	27,460,600	(13,362,975)	$7	$3	$(111,484)	$—	$(303,708)	$(6,193)	$(421,375)	$651,140
Net income (loss)	—	—	—	—	—	—	—	17,339	—	17,339	4,034
Equity-based awards	—	—	—	—	—	—	—	26,396	—	26,396	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	3,366,995	—	387,054	—	—	4,644	—	(4,644)	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	—	(69,741)	—	(69,741)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	—	(6,030)	—	(6,030)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	1,932	1,932	824
Other	—	—	—	—	—	—	—	424		424	(3)
Exchange of PWP OpCo Units and corresponding Class B common stock for cash (Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests)	—	(1,270,086)	—	—	—	—	—	—	—	—	(28,792)
Treasury stock purchase	—	—	(749,432)	—	—	(14,442)	—	—	—	(14,442)	—
Change in ownership interests	—	—		—	—	—	—	3,207	—	3,207	(3,207)
Changes in redemption value of redeemable non-controlling interests	—	—		—	—	—	—	139,162	—	139,162	(139,162)
Balance at March 31, 2025	75,911,691	26,190,514	(13,725,353)	$7	$3	$(121,282)	$—	$(197,595)	$(4,261)	$(323,128)	$484,834
Net income (loss)	—	—	—	—	—	—	—	2,738	—	2,738	1,530
Equity-based awards	—	—	—	—	—	—	—	28,222	—	28,222	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	143,693	—	25,530	—	—	306	—	(306)	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	—	(2,224)	—	(2,224)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	—	(5,724)	—	(5,724)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	3,540	3,540	1,456
Other	—	—	—	—	—	—	—	224	—	224	(1)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests)	1,234,357	(1,233,125)	—	1	(1)	—	—	1,935	—	1,935	—
Treasury stock purchase	—	—	(983,057)	—	—	(17,306)	—	—	—	(17,306)	—
Change in ownership interests	—	—	—	—	—	—	—	(1,356)	—	(1,356)	1,356
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	(5,343)	—	(5,343)	5,343
Balance at June 30, 2025	77,289,741	24,957,389	(14,682,880)	$8	$2	$(138,282)	$—	$(179,429)	$(721)	$(318,422)	$494,518
Net income (loss)	—	—	—	—	—	—	—	6,004	—	6,004	2,561
Equity-based awards	—	—	—	—	—	—	—	27,791	—	27,791	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	774,413	—	210,574	—	—	1,740	—	(1,740)	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	—	(4,837)	—	(4,837)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	—	(5,821)	—	(5,821)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(1,336)	(1,336)	(531)
Other	—	—	—	—	—	—	—	486	—	486	—
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 9—Stockholders’ Equity and Redeemable Non-Controlling Interests)	1,500,380	(1,498,883)	—	—	—	—	—	2,014	—	2,014	—
Treasury stock purchase	—	—	(96,848)	—	—	(1,907)	—		—	(1,907)	—
Change in ownership interests	—	—	—	—	—	—	—	(1,371)	—	(1,371)	1,371
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	(5,003)	—	(5,003)	5,003
Balance at September 30, 2025	79,564,534	23,458,506	(14,569,154)	$8	$2	$(138,449)	$—	$(161,906)	$(2,057)	$(302,402)	$502,922
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
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$34,206	$(122,002)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based awards vesting expense	82,409	165,995
Depreciation and amortization	15,077	15,318
Bad debt expense	1,553	5,281
Foreign currency revaluation	1,294	1,797
Non-cash operating lease expense	7,790	7,768
Deferred taxes	(7,724)	1,547
Other	1,751	559
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	33,074	(44,567)
Due from related parties	27	(58)
Prepaid expenses and other assets	(6,458)	(5,187)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(197,983)	14,193
Accounts payable, accrued expenses and other liabilities	(18,137)	38,222
Lease liabilities	(8,115)	5,063
Net cash provided by (used in) operating activities	(61,236)	83,929
Cash flows from investing activities
Purchases of fixed assets	(3,350)	(15,717)
Purchases of investments in short-term marketable debt securities	—	(74,911)
Maturities of investments in short-term marketable debt securities	74,911	91,188
Net cash provided by (used in) investing activities	71,561	560
Cash flows from financing activities
Proceeds from issuance of Class A common stock in public offering, net of underwriting discount and offering costs	—	65,986
Exchange of PWP OpCo Units and corresponding Class B common stock for cash	(28,258)	(19,497)
Withholding tax payments for vested PWP Incentive Plan Awards and equity-classified ACUs	(76,802)	(73,946)
Distributions to partners	(4,233)	(12,802)
Dividends paid on Class A and Class B common stock	(18,266)	(15,613)
Treasury stock purchases	(33,655)	(15,000)
Payments pursuant to tax receivable agreement	(1,426)	(1,126)
Other	—	(2,369)
Net cash provided by (used in) financing activities	(162,640)	(74,367)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,220	1,273
Net increase (decrease) in cash, cash equivalents and restricted cash	(146,095)	11,395
Cash, cash equivalents and restricted cash, beginning of period	332,771	250,102
Cash, cash equivalents and restricted cash, end of period	$186,676	$261,497
Supplemental disclosure of non-cash activities
Lease liabilities arising from obtaining right-of-use lease assets	$3,353	$6,197
Accrued distributions to partners	$—	$3,386
Accrued capital expenditures	$1,088	$330
Accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards	$4,515	$5,075
Non-cash paydown of Partner promissory notes	$534	$896
Deferred tax effect resulting from changes in ownership and exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$5,086	$4,621
Reclassification of liability-classified equity-based awards	$—	$6,704
Supplemental disclosures of cash flow information
Cash paid (refunded) for income taxes	$8,848	$(1,026)
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any highly liquid investments with original maturities of three months or less from the date of purchase. Cash account balances often exceed federally insured limits. Restricted cash represents cash that is not readily available for general purpose cash needs. As of September 30, 2025 and December 31, 2024, the Company had restricted cash of $1.1 million and $1.2 million, respectively, maintained as collateral for letters of credit related to certain office leases. As of September 30, 2025, the Company held no cash equivalents. The Company held cash equivalents of $20.2 million as of December 31, 2024, which was composed of investments in U.S. Treasury securities. The sum of Cash and cash equivalents and Restricted cash on the Condensed Consolidated Statements of Financial Condition corresponds to the total cash, cash equivalents, and restricted cash presented on the Condensed Consolidated Statements of Cash Flows.
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of September 30, 2025 and December 31, 2024, the net assets of PWP OpCo were $168.4 million and $197.6 million, respectively. As of September 30, 2025 and December 31, 2024, the Company did not consolidate any VIEs other than PWP OpCo.
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
As of September 30, 2025, $28.0 million has been recorded to Accumulated deficit for changes in the redemption value of Redeemable non-controlling interests as well as normal course equity transactions due to the full utilization of Additional paid-in capital. The Company tracks amounts recorded directly to Accumulated deficit when Additional paid-in capital has been fully utilized and will not record any additional amounts to Additional paid-in capital until the cumulative amount recorded to Accumulated deficit has been fully offset.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
When the Company has an unconditional obligation to purchase the Redeemable non-controlling interests for cash, the mandatorily redeemable interests are reclassified from temporary equity to a liability with changes in fair value recorded to Other income (expense) on the Condensed Consolidated Statements of Operations. As of September 30, 2025, there were no non-controlling interests considered mandatorily redeemable.
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
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $1.5 million and $(3.0) million during the three and nine months ended September 30, 2025, respectively, and $(2.7) million and $(2.4) million for the three and nine months ended September 30, 2024, respectively, which are included in Other income (expense) on the Condensed Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and profit and loss activity is generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests.
Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements that had a material effect on the Company’s condensed consolidated financial statements.
Future Adoption of Accounting Pronouncements
Income Taxes—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends the guidance in ASC Topic 740, Income Taxes, to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 are effective for the Company beginning with the annual period ended December 31, 2025. The amendments are to be applied prospectively with both retrospective application and early adoption permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on the consolidated financial statements.
Expense Disaggregation—In November 2024, the FASB issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which amends the guidance in ASC Topic 220, Income Statement—Reporting Comprehensive Income, to improve the transparency of expense disclosures by requiring more detailed information about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 are effective for the Company beginning with the annual period ended December 31, 2027. The amendments are to be applied prospectively with both retrospective application and early adoption permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on the consolidated financial statements.
Credit Losses—In July 2025, the FASB issued Accounting Standards Update 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which amends the guidance in ASC Topic 326, Financial Instruments—Credit Losses, to reduce the uncertainty inherent in developing reasonable and supportable forecasts, simplify the process for preparing the estimate of expected credit losses, and eliminate the need for certain documentation. The amendments in ASU 2025-05 are effective for the Company beginning with the interim periods within the annual period ended December 31, 2026. The amendments are to be applied prospectively with early adoption permitted. The Company does not expect the adoption of ASU 2025-05 to have a material impact on the consolidated financial statements.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Internal-Use Software—In September 2025, the FASB issued Accounting Standards Update 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends the guidance in ASC Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, to clarify and increase the operability of applying the internal-use software guidance to software costs incurred in an iterative development environment. The amendments in ASU 2025-06 are effective for the Company beginning with the interim periods within the annual period ended December 31, 2028. The amendments can be applied prospectively, retrospectively, or on a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption. Early adoption is permitted. The Company does not expect the adoption of ASU 2025-06 to have a material impact on the consolidated financial statements.
Note 3—Revenue and Receivables from Contracts with Customers
The following table disaggregates the Company’s revenue between over time and point in time recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Over time	$164,645	$266,477	$527,767	$629,342
Point in time	—	11,765	3,976	23,025
Total revenue	$164,645	$278,242	$531,743	$652,367
Reimbursable expenses billed to clients were $0.9 million and $3.9 million for the three and nine months ended September 30, 2025, respectively, and $2.5 million and $5.9 million for the three and nine months ended September 30, 2024, respectively.
Performance Obligations and Contract Balances
As of September 30, 2025, the aggregate amount of the transaction price, as defined in the Codification, allocated to performance obligations yet to be satisfied was $0.9 million, and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services. A significant portion of total revenues in any given period often relates to performance obligations that were satisfied or partially satisfied in prior periods. These amounts are recognized upon the resolution of revenue constraints and uncertainties in the relevant period and are generally related to transaction-related advisory services.
As of September 30, 2025 and December 31, 2024, the Company recorded $1.0 million and $0.6 million, respectively, for contract liabilities which are presented within Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition. The Company recognized previously deferred revenue of $2.7 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, and $6.7 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, which was primarily related to transaction-related advisory services that are recognized over time.
Accounts Receivable and Allowance for Credit Losses
As of September 30, 2025 and December 31, 2024, $22.5 million and $13.3 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. These amounts have been recognized as revenue in accordance with the Company’s revenue recognition policies but remained unbilled at the end of the period. As of September 30, 2025, certain accounts receivable in the aggregate amount of $23.4 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with three clients. Of that amount, $4.0 million was subsequently received after September 30, 2025. As of December 31, 2024, certain accounts receivable in the aggregate amount of $23.9 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The allowance for credit losses activity for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$3,033	$1,200	$1,642	$2,198
Bad debt expense	—	1,737	1,553	5,281
Write-offs	(18)	(1,550)	(253)	(6,086)
Recoveries	5	314	5	314
Foreign currency translation and other adjustments	(41)	16	32	10
Ending balance	$2,979	$1,717	$2,979	$1,717
Note 4—Leases
The Company leases office space and equipment under operating lease agreements.
On April 1, 2025, the Company entered into a seven-year agreement to sublease a portion of its New York office. The sublease term commenced in September 2025 and continues through August 2032. The Company estimates it will recognize sublease income of $27.5 million over the initial term, which will be presented net within Rent and occupancy on the Condensed Consolidated Statements of Operations. Variable lease payments for the subtenant’s portion of occupancy costs will be recognized as incurred.
Other information as it relates to the Company’s operating leases is as follows:

	September 30, 2025	December 31, 2024
Weighted-average discount rate – operating leases	4.9%	4.8%
Weighted-average remaining lease term – operating leases	12.5 years	13.3 years

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$4,800	$4,758	$14,244	$14,187
Variable lease cost	645	752	2,660	2,256
Sublease income – operating leases	(312)	—	(312)	—
Total net lease cost	$5,133	$5,510	$16,592	$16,443

Net cash outflows on operating leases(1)	$5,189	$1,883	$14,707	$1,134
__________________
(1)Presented net of lease incentives received.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of September 30, 2025, the maturities of undiscounted cash payments and cash receipts for operating leases are as follows:

Years Ending:	Operating Lease Payments	Sublease Receipts	Net Payments
Remainder of 2025	$5,264	$—	$5,264
2026	22,282	3,461	18,821
2027	22,044	4,153	17,891
2028	20,167	4,153	16,014
2029	19,838	4,153	15,685
Thereafter	157,920	11,532	146,388
Total lease payments(1)	247,515	$27,452	$220,063
Less: Imputed interest	(62,693)
Total lease liabilities	$184,822
__________________
(1)Total future lease payments are presented net of expected lease incentives.
Note 5—Intangible Assets
The following table provides the detail of the Company’s intangible assets:

	September 30, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(41,870)	$5,530
Trade names and trademarks	18,400	(16,253)	2,147
Total	$65,800	$(58,123)	$7,677

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(38,315)	$9,085
Trade names and trademarks	18,400	(14,873)	3,527
Total	$65,800	$(53,188)	$12,612
The intangible assets are being amortized over an average useful life of 10 years and resulted in amortization expense of $1.6 million and $4.9 million for the three and nine months ended, respectively, for both September 30, 2025 and 2024, all of which is included in Depreciation and amortization on the Condensed Consolidated Statements of Operations. Amortization of intangible assets held at September 30, 2025 is expected to be $6.6 million and $6.0 million for the years ending December 31, 2025 and 2026, respectively. These intangible assets will be fully amortized by November 30, 2026.
Note 6—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries. The SEC-regulated subsidiary does not hold funds or securities for, or owe money or securities to clients or carry accounts of or for clients, and as such is exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of September 30, 2025 and December 31, 2024, all regulated subsidiaries had capital in excess of their applicable minimum capital requirements. As a result of the minimum capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 7—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Leasehold improvements	$84,328	$81,860
Furniture and fixtures	13,346	12,801
Equipment	16,141	15,322
Software	5,167	4,456
Total	118,982	114,439
Less: Accumulated depreciation and amortization	(40,013)	(29,553)
Fixed assets, net	$78,969	$84,886
Depreciation expense related to fixed assets was $3.3 million and $9.9 million for the three and nine months ended September 30, 2025, respectively, and $3.4 million and $10.3 million for the three and nine months ended September 30, 2024, respectively. Amortization expense related to software costs was immaterial for the three and nine months ended September 30, 2025 and 2024.
Note 8—Income Taxes
The following table summarizes the Company’s tax position for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) before income taxes	$11,588	$36,351	$29,735	$(96,042)
Income tax expense (benefit)	$3,023	$7,508	$(4,471)	$25,960
Effective income tax rate	26.1%	20.7%	(15.0)%	(27.0)%
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
As of September 30, 2025 and December 31, 2024, the Company recorded a liability for unrecognized tax benefits of $2.9 million and $2.2 million, respectively, primarily related to potential double taxation at certain of its foreign subsidiaries. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Share Repurchases
On February 16, 2022, the Company’s Board of Directors initially approved a stock repurchase program and the authorized amount under such program was increased on February 8, 2023 such that the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock. Since inception of the share repurchase program, 14,750,036 shares have been purchased at an average price per share of $9.48 through September 30, 2025 for a total purchase price of $139.8 million. These amounts include 1,000,000 founder shares repurchased during 2024 at a purchase price of $15.00 per share for a total purchase price of $15.0 million. During 2021, prior to the implementation of the stock repurchase program, the Company repurchased 1,000,000 founder shares at a purchase price of $12.00 per share for a total purchase price of $12.0 million.
Redeemable Non-Controlling Interests
As a result of the Merger, the Non-controlling interests on the Condensed Consolidated Statements of Financial Condition were reclassified to Redeemable non-controlling interests within temporary equity. Redeemable non-controlling interests are presented at their redemption value as of the reporting date and represent the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. As of September 30, 2025, the current and former working partners collectively own 23,458,506 PWP OpCo Units, which represents a 26.5% non-controlling ownership interest in PWP OpCo.
Exchange Rights
Holders of PWP OpCo Units (the “PWP OpCo Unitholders”) other than the Company may exchange their units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock and (iii) subsequent to the Merger, cash from any other source. Concurrently with an exchange, such PWP OpCo Unitholder is required to surrender shares of Class B common stock for additional shares of Class A common stock or cash at a conversion rate of 0.001. Whether the exchanging PWP OpCo Unitholder receives cash or Class A common stock in exchange for their PWP OpCo Units and Class B common stock is at the Company’s discretion. Working partners are restricted in their ability to exchange PWP OpCo Units for a period between three to five years after the Business Combination. PWP GP may waive, and in certain cases has waived, the foregoing restrictions for any holder with respect to all or a portion of such holder’s units, with no obligation to do so for any other holder. The Company settled exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for 1,500,380 and 2,734,737 shares of Class A common stock during the three and nine months ended September 30, 2025, respectively, and 2,121,609 and 2,915,755 shares of Class A common stock during the three and nine months ended September 30, 2024, respectively. Separately, during the nine months ended September 30, 2025, the Company settled exchanges of 1,270,086 PWP OpCo Units and corresponding shares of Class B common stock at a price of $22.65 per OpCo Unit for $28.3 million in cash as well as the non-cash settlement of certain partner loans. During the nine months ended September 30, 2024, the Company settled exchanges of 1,343,257 PWP OpCo Units and corresponding shares of Class B common stock at a price of $15.17 per PWP OpCo Unit for $19.5 million in cash as well as the non-cash settlement of certain partner promissory notes. Refer to Note 15—Related Party Transactions for more information on partner promissory notes.
To the extent an exchange creates a step-up in tax basis, the Company records an increase in Deferred tax assets, net, Amounts due pursuant to tax receivable agreement, and Additional paid-in-capital.
Note 10—Debt
As of September 30, 2025 and December 31, 2024, the Company had no outstanding debt. The Company has a revolving credit facility (the “Revolving Credit Facility”) through an amended and restated credit agreement with Cadence Bank, N.A. (“Cadence Bank”), dated November 30, 2016 (as amended, the “Credit Agreement”), with an available line of credit of $50.0 million with up to $20.0 million of available incremental revolving commitments, and a maturity date of July 1, 2028. Issuance costs incurred related to the Credit Agreement are amortized as interest expense using the effective interest method over the life of the Revolving Credit Facility. The Company is also charged a quarterly commitment fee of 0.25% on any unused portion of the line of credit, which is recorded as interest expense. Interest expense related to the Revolving Credit Facility was immaterial during the three and nine months ended September 30, 2025 and 2024 and is included within Other income (expense) on the Condensed Consolidated Statements of Operations.
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
In connection with the Business Combination, the Company granted awards (the “Business Combination Awards”) in the form of (a) RSUs that vest upon the achievement of service conditions (“Transaction RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions, including certain long-term incentive awards granted to management (“Transaction PSUs”). During the nine months ended September 30, 2025 and 2024, 2,434,495 and 4,304,143 Business Combination Awards vested with a total fair value of $56.1 million and $82.1 million, respectively. As of September 30, 2025, the price targets ranging from $12.00 to $20.00 as well substantially all of the $25.00 price target were met for the Transaction PSUs.
The Company grants units from the General Share Reserve from time to time in the ordinary course of business in the form of (a) RSUs that vest upon the achievement of service conditions (“General RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions (“General PSUs”). During the nine months ended September 30, 2025 and 2024, the Company granted 5,359,049 and 6,790,317 General RSUs at a weighted average grant date fair value of $23.65 and $13.48 per award, respectively. During the nine months ended September 30, 2025 and 2024, 5,801,800 and 4,155,180 General RSUs vested with a total fair value of $132.6 million and $56.1 million, respectively. During the nine months ended September 30, 2025 and 2024, no General PSUs vested and none were granted. As of September 30, 2025, the price targets ranging from $15.00 to $20.00 as well substantially all of the $25.00 price target were met for the General PSUs.
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
In connection with the Vesting Acceleration, the Company paid or accrued a combined $86.6 million in settlement of 6,149,211 ACUs and corresponding shares of Class B common stock. Of that amount, the Company paid $60.6 million in settlement of liability-classified ACUs and $15.7 million for withholding tax payments on equity-classified ACUs and the settlement of other liabilities. These amounts are included within cash flows from operating activities and financing activities, respectively, on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024. As of December 31, 2024, $10.3 million of withholding taxes payable related to the Vesting Acceleration is included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statement of Financial Condition. As of September 30, 2025, the amount was fully settled.

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
The following table presents the expense related to equity-based awards that were recorded in Professional fees and components of Equity-based compensation included on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Professional fees
PWP Incentive Plan Awards	$197	$378	$536	$1,392

Equity-based compensation
PWP Incentive Plan Awards	$27,594	$27,969	$81,873	$91,293
Professional Partners Awards (equity-classified)	—	—	—	74,736
Professional Partners Awards (liability-classified)	—	256	—	69,501
Total Equity-based compensation	$27,594	$28,225	$81,873	$235,530

Income tax benefit of equity-based awards	$5,190	$4,420	$14,035	$13,856
As of September 30, 2025, total unrecognized compensation expense related to all unvested equity-based awards was $161.6 million, which is expected to be recognized over a weighted average period of 1.9 years.
Note 12—Other Compensation and Benefits
Compensation and benefits expense consists of salaries, bonuses (discretionary awards and guaranteed amounts), severance, as well as payroll and related taxes and benefits for the Company’s employees. In all instances, compensation expense is accrued over the requisite service period.
Benefit Plans
Certain employees participate in employee benefit plans, which consist of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code, (ii) a U.K. pension scheme for U.K. employees and (iii) a German pension plan for employees in Germany. Expenses related to the Company’s employee benefit plans were $1.9 million and $5.4 million for the three and nine months ended September 30, 2025, respectively, and $1.8 million and $5.3 million for the three and nine months ended September 30, 2024, respectively, and are included in Compensation and benefits on the Condensed Consolidated Statements of Operations.
Business Realignment
During the nine months ended September 30, 2024, the Company incurred the remainder of expenses related to a prior year business realignment, including separation and transition benefits of $1.8 million and the acceleration of equity-based compensation amortization of $1.5 million. Such amounts are presented in Compensation and benefits and Equity-based compensation on the Condensed Consolidated Statements of Operations, respectively. Business realignment payments of $0.7 million and $14.3 million were made during the three and nine months ended September 30, 2024, respectively, and there were no remaining liabilities outstanding as of December 31, 2024.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 13—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$6,004	$16,370	$26,081	$(85,502)
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	1,971	—	—	—
Dilutive effect from assumed vesting of PWP Incentive Plan Awards, net of tax	257	607	1,435	—
Net income (loss) attributable to Perella Weinberg Partners – diluted	$8,232	$16,977	$27,516	$(85,502)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	64,071,958	55,513,159	63,100,339	53,115,490
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	24,484,915	—	—	—
Weighted average number of incremental shares from assumed vesting of PWP Incentive Plan Awards	11,676,583	14,282,497	11,859,146	—
Weighted average shares of Class A common stock outstanding – diluted	100,233,456	69,795,656	74,959,485	53,115,490
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.09	$0.29	$0.41	$(1.61)
Diluted	$0.08	$0.24	$0.37	$(1.61)
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
PWP OpCo Units	—	32,695,707	25,691,746	35,675,341
PWP Incentive Plan Awards	—	—	—	9,564,794
Total	—	32,695,707	25,691,746	45,240,135
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
As of September 30, 2025 and December 31, 2024, the fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The Company held no financial instruments subject to fair value measurement as of September 30, 2025. The Company had no transfers between fair value levels during the three and nine months ended September 30, 2025 and 2024.
As of December 31, 2024, the Company held investments in U.S. Treasury securities with original maturities greater than three months from the date of purchase, which are presented at fair value as Investments in short-term marketable debt securities on the Condensed Consolidated Statements of Financial Condition. These investments had an aggregate cost basis of $74.9 million as of December 31, 2024. As of December 31, 2024, the Company also held $20.2 million of investments in U.S. Treasury securities with original maturities of three months or less from the date of purchase, which are presented within Cash and cash equivalents on the Condensed Consolidated Statements of Financial Condition. The Company had nominal interest income and net unrealized gains (losses) on U.S. Treasury securities for the three and nine months ended September 30, 2025 and 2024, respectively, which is included in Other income (expense) on the Condensed Consolidated Statements of Operations.
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
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and Investor Limited Partners that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of September 30, 2025, the Company had a liability of $86.1 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date and is reported within Amount due pursuant to tax receivable agreement on the Condensed Consolidated Statements of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which are exclusive of potential payments in respect of future exchanges and may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2025	$—
2026	2,412
2027	4,302
2028	4,910
2029	4,997
Thereafter	69,486
Total payments	$86,107

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Partner Promissory Notes and Other Partner Loans
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at a semi-annual rate equal to the Federal Mid-Term Rate. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will and are primarily secured by the partner’s equity interests in PWP OpCo or one of its affiliates. As the Partner Promissory Notes and associated interest receivable relate to equity transactions, they have been recognized as a reduction of equity on the Condensed Consolidated Statements of Financial Condition. During the nine months ended September 30, 2024, $0.9 million of principal and interest related to Partner Promissory Notes was effectively repaid through the cancellation of PWP OpCo units held by such partners. As of September 30, 2025 and December 31, 2024, substantially all of the Partner Promissory Notes were settled.
From time to time, PWP OpCo and certain of its subsidiaries have agreed to provide loans to or make payments on behalf of certain partners. As of September 30, 2025 and December 31, 2024, $0.6 million and $1.1 million, respectively, of amounts due from partners are recognized in Due from related parties on the Condensed Consolidated Statements of Financial Condition. During the nine months ended September 30, 2025, $0.5 million of principal and interest related to partner loans was effectively repaid through the cancellation of PWP OpCo units held by such partners.
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
Note 16—Commitments and Contingencies
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of September 30, 2025 and December 31, 2024, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and, after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the consolidated financial statements of the Company as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024.
In 2015, the Company filed a complaint against three former partners and one former employee which alleges they entered into a scheme while at PWP to lift out the Company’s restructuring group to secretly form a new competing firm in breach of their contractual and fiduciary duties. The complaint contains 14 causes of action and seeks declaratory relief as well as damages. A bench trial took place from January 24, 2025 through March 14, 2025. The court has yet to issue a decision.
The Company incurred $1.4 million and $12.7 million during the three and nine months ended September 30, 2025, respectively, and $0.4 million and $6.3 million during the three and nine months ended September 30, 2024, respectively, in legal and professional fees, net of expected insurance reimbursement, related to this litigation. These litigation costs are included in Professional fees on the Condensed Consolidated Statements of Operations.

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
For the nine months ended September 30, 2025, no individual client accounted for more than 10% of aggregate revenues, and for the nine months ended September 30, 2024, one individual client accounted for more than 10% of aggregate revenues.
The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
United States	$123,544	$253,724	$411,638	$576,201
International	41,101	24,518	120,105	76,166
Total	$164,645	$278,242	$531,743	$652,367

	September 30, 2025	December 31, 2024
Assets
United States	$462,143	$687,784
International	188,095	188,967
Total	$650,238	$876,751

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 18—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.
On October 1, 2025, the Company completed the acquisition of Devon Park Advisors, LLC, including its wholly owned broker-dealer subsidiary, Devon Park Securities, LLC (collectively, “Devon Park”), an advisory firm specializing in transactions related to GP-led secondaries, GP advisory, and fund secondaries. The purchase price consisted of both $20.0 million of cash consideration paid at closing, adjusted for closing cash balances and transaction fees, as well as 1,065,111 shares of Class A common stock. The total equity consideration is to be delivered in three equal installments with the first delivered at closing and the remaining to be delivered in the third quarters of 2026 and 2027. Additional consideration may be earned if certain pre-existing client engagements generate revenue within one year of closing. The results of operations of Devon Park will be included in the Company’s consolidated financial statements prospectively from the date of acquisition.
On November 5, 2025, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be paid on December 15, 2025 to Class A common stockholders of record on November 17, 2025. Holders of Class B common stock will also receive dividends equal to the amount of dividends declared on 0.001 shares of Class A common stock.

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

Results of Operations
The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Revenues	$164,645	$278,242	(41)%	$531,743	$652,367	(18)%
Expenses
Compensation and benefits	88,748	174,080	(49)%	292,027	392,643	(26)%
Equity-based compensation	27,594	28,225	(2)%	81,873	235,530	(65)%
Total compensation and benefits	116,342	202,305	(42)%	373,900	628,173	(40)%
Non-compensation expenses	39,436	40,043	(2)%	128,360	124,095	3%
Total operating expenses	155,778	242,348	(36)%	502,260	752,268	(33)%
Operating income (loss)	8,867	35,894	(75)%	29,483	(99,901)	NM
Non-operating income (expenses)
Other income (expense)	2,721	457	495%	252	3,859	(93)%
Total non-operating income (expenses)	2,721	457	495%	252	3,859	(93)%
Income (loss) before income taxes	11,588	36,351	(68)%	29,735	(96,042)	NM
Income tax expense (benefit)	3,023	7,508	(60)%	(4,471)	25,960	NM
Net income (loss)	8,565	28,843	(70)%	34,206	(122,002)	NM
Less: Net income (loss) attributable to non-controlling interests	2,561	12,473	(79)%	8,125	(36,500)	NM
Net income (loss) attributable to Perella Weinberg Partners	$6,004	$16,370	(63)%	$26,081	$(85,502)	NM
NM = Not meaningful

Revenues
The following table provides revenue statistics for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Total Advisory Clients	56	97	(41)	135	176	(41)
Total Clients with Fees Greater than $1.0 million	28	43	(15)	93	107	(14)
Revenues were $164.6 million for the three months ended September 30, 2025 as compared to $278.2 million for the three months ended September 30, 2024, a decrease of 41%. The decrease was driven by reduced mergers and acquisition activity, as well as an outsized fee event in the prior year period.
Revenues were $531.7 million for the nine months ended September 30, 2025 as compared to $652.4 million for the nine months ended September 30, 2024, a decrease of 18%. The decrease was largely attributable to lower mergers and acquisition activity in the current year period, as well as several significant fee events in the prior year period. This decrease was partially offset by an increase in financing and capital solutions activity, primarily restructuring and liability management.
Compensation and Benefits Expenses
For the three months ended September 30, 2025, total compensation and benefits expenses were $116.3 million, a decrease of 42% compared to $202.3 million for the three months ended September 30, 2024. The decrease was primarily the result of a lower bonus accrual in the current year period due to decreased revenue and a lower compensation margin.
For the nine months ended September 30, 2025, total compensation and benefits expenses were $373.9 million, a decrease of 40% compared to $628.2 million for the nine months ended September 30, 2024. The decrease was primarily the result of the prior year Vesting Acceleration of the Professional Partners Awards that resulted in $144.2 million of equity-based compensation expense for those awards for the nine months ended September 30, 2024, as well as the vesting of certain Business Combination Awards in the third quarter of 2024 which resulted in lower expense in the current year period. The current year period also included a lower bonus accrual due to decreased revenue and a lower compensation margin.
Non-Compensation Expenses
For the three months ended September 30, 2025, total non-compensation expenses were $39.4 million, a decrease of 2% compared to $40.0 million for the three months ended September 30, 2024. The decrease was primarily the result of a reduction in bad debt expense, partially offset by increased technology costs and an uptick in travel and related expenses.
For the nine months ended September 30, 2025, total non-compensation expenses were $128.4 million, an increase of 3% compared to $124.1 million for the nine months ended September 30, 2024. The increase was primarily the result of higher professional fees from increased litigation spend as well as transaction costs for the Devon Park acquisition, an uptick in travel and related expenses, and an increase in technology costs related to market data. These increases were partially offset by a reduction in bad debt expense as well as costs incurred in the prior year period related to the Merger that did not recur.

Non-Operating Income (Expenses)
For the three months ended September 30, 2025, non-operating income was $2.7 million compared to non-operating income of $0.5 million for the three months ended September 30, 2024. In the current period, non-operating income included interest income and a net gain from foreign exchange rate fluctuations. Non-operating income in the prior year period included higher interest income partially offset by a net loss from foreign exchange rate fluctuations. For both periods, the impact of foreign exchange rate fluctuations was largely related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries.
For the nine months ended September 30, 2025, non-operating income was $0.3 million compared to non-operating income of $3.9 million for the nine months ended September 30, 2024. In the current period, non-operating income included interest income, which was mostly offset by a net loss from foreign exchange rate fluctuations. Non-operating income in the prior year period included higher interest income and a smaller net loss from foreign exchange rate fluctuations. For both periods, the impact of foreign exchange rate fluctuations was largely related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries.
Income Tax Expense (Benefit)
The Company’s income tax expense and effective tax rate were $3.0 million and 26.1%, respectively, for the three months ended September 30, 2025 compared to an income tax expense and effective tax rate of $7.5 million and 20.7%, respectively, for the three months ended September 30, 2024.
The Company’s income tax benefit and effective tax rate were $(4.5) million and (15.0)%, respectively, for the nine months ended September 30, 2025 compared to an income tax expense and effective tax rate of $26.0 million and (27.0)%, respectively, for the nine months ended September 30, 2024.
The change in the effective tax rate for both periods was primarily due to the relative size of our permanent differences in relation to the pre-tax income (loss) in the respective periods. In addition, the Company recognized a $13.9 million tax benefit associated with the appreciation in our share price upon vesting of RSUs above the original grant price during the nine months ended September 30, 2025 versus $4.1 million in the prior year period.
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
Our current assets are typically composed of cash and cash equivalents, investments in short-term marketable debt securities, receivables related to fees earned from providing advisory services, certain prepaid expenses and certain amounts due from related parties. Our current liabilities are primarily composed of accrued employee compensation, accounts payable and other accrued expenses. Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any short-term highly liquid investments that have original maturities of three months or less from the date of purchase. We had cash balances of $185.5 million with no cash equivalents as of September 30, 2025. As of December 31, 2024, our cash and cash equivalents totaled $331.6 million, which included $20.2 million of cash equivalents in the form of investments in U.S. Treasury securities. Additionally, as of December 31, 2024, the Company held U.S. Treasury securities of $75.8 million, which were classified as Investments in short-term marketable debt securities within the condensed consolidated financial statements.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable typically have net terms of 30 days. Accounts receivable, net of allowance for credit losses, were $40.7 million and $73.3 million as of September 30, 2025 and December 31, 2024, respectively.

We have a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Additionally, up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement. As of September 30, 2025, we had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
During the nine months ended September 30, 2025, we elected to settle exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for $28.3 million in cash. We also repurchased 1,829,337 shares at an average price per share of $18.40 pursuant to our share repurchase program.
Based on current market conditions, we believe that our cash on hand, net cash generated from operations, and the available borrowing capacity under our Revolving Credit Facility will be sufficient to meet our operating needs and commitments for the next twelve months; however, if these sources of liquidity are not sufficient, we may seek additional debt or equity financing.
Cash Flows
A summary of our operating, investing and financing cash flows is as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Cash Provided By (Used In)
Operating Activities
Net income (loss)	$34,206	$(122,002)
Non-cash charges and other operating activity adjustments	102,150	198,265
Other operating activities	(197,592)	7,666
Total operating activities	(61,236)	83,929
Investing Activities	71,561	560
Financing Activities	(162,640)	(74,367)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,220	1,273
Net increase (decrease) in cash, cash equivalents and restricted cash	(146,095)	11,395
Cash, cash equivalents and restricted cash, beginning of period	332,771	250,102
Cash, cash equivalents and restricted cash, end of period	$186,676	$261,497
Nine Months Ended September 30, 2025
Operating activities resulted in a net cash outflow of $61.2 million primarily attributable to cash operating expense outflows, including discretionary bonuses paid during the first quarter of 2025 with respect to prior year compensation expense, partially offset by cash collections from clients.
Investing activities resulted in a net cash inflow of $71.6 million attributable to the maturation of investments in U.S. Treasury securities, which was nominally offset by capital expenditures related to office space renovations.
Financing activities resulted in a net cash outflow of $162.6 million primarily due to withholding tax payments for vested PWP Incentive Plan Awards, the cash settlement of exchanges of PWP OpCo Units, share repurchases, and dividend payments.

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
Share Repurchase Program
Our board of directors has approved a stock repurchase program under which we are authorized to repurchase up to $200.0 million of our Class A common stock with no requirement to purchase any minimum number of shares. As of September 30, 2025, $60.2 million remains of the $200.0 million authorized for share repurchases.
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
Tax Receivable Agreement
As of September 30, 2025, we had an amount due of $86.1 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date. See Note 15—Related Party Transactions in the notes to the condensed consolidated financial statements included elsewhere in the Form 10-Q for further information as well as the expected timing of payments.
Leases
We have various non-cancelable operating leases for our office space and certain equipment. As of September 30, 2025, we had $184.8 million of operating lease liabilities. See Note 4—Leases in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information as well as the expected timing of payments.
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
Exchange Rate Risk
We are exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of its operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the nine months ended September 30, 2025 and 2024, the net impact of non-functional currency related transaction gains (losses) recorded in Other income (expense) on our Condensed Consolidated Statements of Operations was $(3.0) million and $(2.4) million, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the strength of the U.S. dollar fluctuated. For the nine months ended September 30, 2025 and 2024, the net impact from the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) on our Condensed Consolidated Statements of Comprehensive Income (Loss) was $5.9 million and $2.5 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future. As of September 30, 2025, we held cash balances of $51.2 million in non-U.S. dollar currencies, composed of pound sterling, euros, and Canadian dollars.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes our repurchase of equity securities during the three months ended September 30, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs(1)
July 1, 2025 - July 31, 2025	95,148	$19.69	95,148	$60,200,811
August 1, 2025 - August 31, 2025	1,700	$19.63	1,700	$60,167,441
September 1, 2025 - September 30, 2025	—	$—	—	$60,167,441
Total	96,848	$19.69	96,848
__________________
(1)On February 16, 2022, the Company’s Board of Directors initially approved a stock repurchase program and the authorized amount under such program was increased on February 8, 2023 such that the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock with no requirement to purchase any minimum number of shares. Shares may be repurchased under the repurchase program through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any transactions will be subject to the Company’s discretion and may be based upon market conditions and alternative opportunities that the Company may have for the use or investment of its capital. The repurchase program may be modified, suspended or discontinued at any time.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PERELLA WEINBERG PARTNERS

Date: November 7, 2025	By:	/s/ ANDREW BEDNAR
Andrew Bednar
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ ALEXANDRA GOTTSCHALK
Alexandra Gottschalk
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)