Form 10-K
period 2025-12-31
Perella Weinberg Partners
filed 2026-02-27
CIK 1777835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of the common stock of the registrant held by non-affiliates, based on the closing price on the Nasdaq Global Select Market as of June 30, 2025 was $1.2 billion.

As of February 24, 2026, the registrant had 69,652,088 shares of Class A common stock, par value $0.0001 per share, and 22,139,506 shares of Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of Perella Weinberg Partners’ Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 are incorporated by reference into Part III of this Form 10-K.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made in this Annual Report on Form 10-K are “forward looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements regarding expectations for the combined business are “forward-looking statements.” In addition, words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the control of the parties, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements.
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
The Company uses its investor relations website (investors.pwpartners.com), press releases, SEC filings and public conference calls and webcasts to announce material financial and operational information to its investors. The Company may also use certain social media accounts as additional means of disclosing information about the Company to comply with its disclosure obligations under Regulation FD, including its LinkedIn account (https://www.linkedin.com/company/perella-weinberg-partners/).
The information the Company posts through these social media accounts may be material. Accordingly, investors should monitor these social media accounts in addition to following the Company's press releases, SEC filings and public conference calls and webcasts. The contents of the Company's website and its social media channels are not incorporated by reference in this Annual Report on Form 10-K or in any other report or document the Company files with the SEC, and any references to websites are intended to be inactive textual references only.

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
Our business provides services to multiple industry sectors, geographic markets and advisory offerings. We believe that our collaborative partnership and integrated approach combining deep industry insights, significant technical, product and transactional expertise, and rigorous work ethic create a significant opportunity for our Company to realize sustainable growth. We seek to advise clients throughout their evolution, with the full range of our advisory capabilities including, among other things, advice related to strategic and financial decisions, mergers and acquisitions (“M&A”) execution, shareholder engagement advisory, financing and capital solutions advice with a focus on restructuring and liability management, capital markets advisory, private funds advisory, and private capital placement, as well as specialized underwriting and research services primarily for the energy and related industries.
Since our inception, we have experienced significant growth in our business, driven by hiring professionals who are highly regarded in their fields of expertise, expanding the scope and geographic reach of our advisory services, deepening and expanding our client relationships and maintaining a firm culture that attracts, develops and retains talented people. As of December 31, 2025, we serve our clients with 549 advisory professionals, including 75 advisory partners and 47 advisory managing directors, based in twelve offices, located in five countries around the world.
For the years ended December 31, 2025, 2024, and 2023, we achieved revenues of $750.9 million, $878.0 million, and $648.7 million, respectively, and operating income (losses) of $48.0 million, $(78.5) million, and $(115.1) million, respectively. The operating losses were largely due to the amortization of equity-based compensation awards granted by Professional Partners in connection with the Business Combination and a related internal reorganization of Professional Partners (the “Professional Partners Awards”), which were fully amortized in 2024, and the amortization of equity-based compensation awards granted in connection with the Business Combination. These awards have been and will be recorded as an equity-based compensation expense at PWP OpCo pursuant to generally accepted accounting principles in the United States (“U.S. GAAP”). As a result (or due to other factors), we may continue to experience operating losses in future periods. We believe we have established leading franchises in each of our areas of focus, as evidenced by the lead role we often command among advisors, the complexity of the situations in which we advise clients and our clients’ reputation as leaders in their respective industries.
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
We complement our industry focus with extensive advisory expertise in the largest international advisory markets. We operate out of twelve offices in the United States, Canada, the United Kingdom, France and Germany, and we have deep international experience that has enabled us to work extensively with clients worldwide. Since our inception, we have advised over 1,500 clients on transactions in over 55 countries.
Our Advisory Services
We seek to advise our clients throughout their corporate evolution, with the full range of our advisory capabilities. Those services include advice related to strategic and financial decisions, M&A execution, shareholder engagement advisory, financing and capital solutions advice with a focus on restructuring and liability management, capital markets advisory, private funds advisory, and private capital placement, as well as specialized underwriting and research services primarily for the energy and related industries.
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
We recruit our junior professionals from the world's leading undergraduate and graduate programs. We devote significant time and resources to attracting, training and mentoring our employees. This starts with positioning our Company to attract competitive, high caliber talent and providing a hands-on development platform from day one through our global internship program and early careers curriculum. We are committed to talent retention, and our goal is to develop our brightest and most ambitious junior professionals into successful partners. To this end, as of December 31, 2025, 41% of our 75 advisory partners were promoted internally.
In addition to recruiting and developing advisory professionals, we have also entered into formal relationships with certain senior advisors who work with our advisory professionals to augment our overall advisory services to our clients.
Employees
As of December 31, 2025, we had 736 employees.

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
In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Perella Weinberg Partners LP, through which we (i) conduct strategic advisory and restructuring services in the United States, (ii) engage in private placements of securities and investment banking mergers and acquisitions advisory services, (iii) conduct equity research and sales in the United States, and Devon Park Securities, LLC, through which we conduct our private funds advisory services, are each registered as a broker-dealer with, and is subject to regulation and oversight by, the SEC. In addition, the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities of, its member firms, including Perella Weinberg Partners LP and Devon Park Securities, LLC. State securities regulators also have regulatory or oversight authority over Perella Weinberg Partners LP and Devon Park Securities, LLC.

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
The Bank Secrecy Act (the “BSA”), as amended by the USA PATRIOT Act of 2001, the Anti-Money Laundering Act of 2021, and the Treasury Department's and FINRA's implementing regulations require Perella Weinberg Partners LP and Devon Park Securities, LLC, as broker-dealers, to establish and maintain an anti-money laundering program, file suspicious activity and other reports, and comply with certain record-keeping requirements. Under the BSA, a financial institution's anti-money laundering program must include policies, procedures and controls, employee training, the designation of an anti-money laundering compliance officer, periodic independent testing and customer due diligence and monitoring. PWP's non-U.S. subsidiaries are required to comply with similar non-U.S. laws and regulations designed to deter and detect money laundering and the financing of terrorism. Failure to comply with these requirements may result in reputational damage as well as monetary, regulatory and, in certain cases, criminal penalties.

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
Our revenue in any given period is dependent on the number of fee-paying clients in such period. For the year ended December 31, 2025, we earned revenues from 187 advisory clients, 136 of which generated fees equal to or greater than $1.0 million. For the year ended December 31, 2024 we earned revenues from 221 advisory clients, 141 of which generated fees equal to or greater than $1.0 million. For the year ended December 31, 2023, we earned revenues from 202 advisory clients, 123 of which generated fees equal to or greater than $1.0 million. We may lose clients as a result of the sale or merger of a client, a change in a client's senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results for such period. There was no individual client that accounted for more than 10% of aggregate revenues for the years ended December 31, 2025 and 2023, while one individual client accounted for more than 10% of aggregate revenues for the year ended December 31, 2024.

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
For the years ended December 31, 2025, 2024, and 2023, we recorded operating income (losses) of $48.0 million, $(78.5) million, and $(115.1) million, respectively. The operating losses were largely due to the amortization of the Professional Partners Awards, which were fully amortized in 2024, and the amortization of equity-based compensation awards granted in connection with the Business Combination. These awards have been and will be recorded as equity-based compensation expense at PWP OpCo pursuant to U.S. GAAP. We need to continue to compensate personnel competitively in order to continue building our business and as a result, we may again experience operating losses in future periods.
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

If the number of debt defaults, bankruptcies or other factors affecting demand for our recapitalization and restructuring advisory services declines, or if capital for illiquid assets required in our private funds advisory business becomes unavailable, our business related to such services could suffer.
We provide various financial recapitalization and restructuring and related advice to companies in financial distress or to their creditors or other stakeholders, and we provide private fund advisory and fundraising services to fund sponsors and institutional investors. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, the availability of institutional capital for investment in illiquid assets, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing recapitalization and restructuring advisory services entails the risk that the transaction will be unsuccessful or take considerable time and can be subject to a bankruptcy court's authority to disallow or discount our fees in certain circumstances, including after payment of our fees. If the number of debt defaults, bankruptcies or other factors affecting demand for our advisory services related to recapitalization and restructuring activity declines, or if institutional capital focused on illiquid investment opportunities is limited, our business could be adversely affected.
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
We utilize artificial intelligence technologies (“AI”) within our business, and we recognize that third parties that provide services to us may independently use AI. The use of AI, which involves reliance on substantial data volumes, introduces risks, including, but not limited to, leakage of confidential or proprietary information, sensitive data being accessed, misused, or stolen, evolving regulatory environment, hallucination and/or our competitors adopting and utilizing AI in a more effective manner that may have a material adverse effect on our financial condition, results of operations or market share.

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
For the years ended December 31, 2025, 2024, and 2023, we earned approximately 25.0%, 14.2%, and 18.2%, respectively, of our revenues from our international operations. We intend to grow our non-U.S. business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. Our international operations carry special financial and business risks, which could include the following: greater difficulties in managing and staffing foreign operations; language barriers and cultural differences, including the need to adopt different business practices in different geographic areas; fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected, additional and/or costly changes in trading policies, regulatory requirements, tariffs and other barriers; restrictions on travel; longer transaction cycles; higher operating costs; local labor conditions and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses or profits; potentially less stable political and economic environments; terrorism, international hostilities, war and other civil disturbances or other catastrophic events that reduce business activity; different fee structures for our advisory services; and difficulty collecting fees.
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
Because our financial statements are denominated in U.S. dollars and we receive a portion of our revenue in other currencies (including the Euro, pound sterling and Canadian dollars), we are exposed to fluctuations in foreign currencies. During the years ended December 31, 2025, 2024, and 2023, 22.0%, 11.8%, and 16.9%, respectively, of revenue was denominated in currencies other than the U.S. dollar. In addition, we pay certain of our expenses in such currencies. Additionally, entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of our foreign subsidiaries exposes the Company to exchange rate fluctuations which can result in foreign currency related transaction gains and losses. An appreciation or depreciation of any of these currencies relative to the U.S. dollar could result in an adverse or beneficial impact, respectively, to our financial results. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise.
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
As a participant in the financial services industry, we are subject to extensive regulation in the United States and internationally, including regulatory capital and other requirements imposed on our SEC-registered broker-dealers, Perella Weinberg Partners LP and Devon Park Securities, LLC. We are subject to regulatory restrictions and requirements imposed by applicable statutes, regulations and policies in the jurisdictions in which we operate. U.S. and non-U.S. government agencies and self-regulatory organizations, including the SEC, FINRA and U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to us and conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer from registration or membership.
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

The cost of compliance with international broker-dealer, employment, labor, benefits and tax regulations may adversely affect our business and hamper our ability to expand internationally.
Since we operate our business both in the United States and internationally, we are subject to many distinct broker-dealer, employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. In addition, the data privacy and security framework of the European Union. and the U.K., the GDPR and the U.K. GDPR, took effect on May 25, 2018. As we engage in significant business in Europe and in the U.K., we are subject to the GDPR's requirements. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses or favoring or requiring local ownership.
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
Our Restated Certificate of Incorporation, which is subject to the terms and provisions of the Stockholders Agreement (as defined below), contains provisions related to corporate opportunities that may be of interest to us and our subsidiaries and Perella Weinberg Partners LLC (“Professionals GP”) and Professional Partners and their respective subsidiaries. It provides that Professional Partners and its subsidiaries and any of their respective affiliates (excluding us or any of our subsidiaries) (collectively, the “PWP Partner Group”) will not have any duty (fiduciary or otherwise) to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business as us or any of our subsidiaries or PWP OpCo or any of its subsidiaries and in the event that the PWP Partner Group acquires knowledge of a potential transaction or matter which may be a corporate opportunity for us or any of our subsidiaries or PWP OpCo or any of its subsidiaries and the PWP Partner Group or any of their respective affiliates, none of us or any of our subsidiaries or PWP OpCo or any of its subsidiaries shall have any expectancy in such corporate opportunity and the PWP Partner Group shall not have any duty to communicate or offer such corporate opportunity to us or any of our subsidiaries or PWP OpCo or any of its subsidiaries and may pursue such corporate opportunities for themselves or direct such corporate opportunity to another person, including one of their affiliates, in each case, to the fullest extent permitted by law. Furthermore, to the fullest extent permitted by law, in the event that any of our directors or officers or a director or officer of any or our subsidiaries, PWP OpCo or any of its subsidiaries who is also a partner, principal, director, officer, member, manager, employee, consultant, independent contractor and/or other service provider of any of the PWP Partner Group acquires knowledge of a potential transaction or matter which may be a corporate opportunity for us or any of our subsidiaries or PWP OpCo or any of its subsidiaries and the PWP Partner Group or any of their respective affiliates, none of us or any of our subsidiaries or PWP OpCo or any of its subsidiaries shall have any expectancy in such corporate opportunity unless such corporate opportunity has expressly been offered to such person in his or her capacity as our director or officer in which case such opportunity shall belong to us. By becoming our stockholder, you will be deemed to have notice of and have consented to these provisions of our Restated Certificate of Incorporation.

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
VoteCo Professionals beneficially owns all of the outstanding shares of our Class B-1 common stock, representing approximately 76.8% of our total voting power, and holders of Class A common stock own shares of our Class A common stock, representing approximately 23.2% of our total voting power (in each case as of December 31, 2025). As long as VoteCo Professionals beneficially owns a majority of our total voting power, it will have the ability, without the consent of the public holders of our Class A common stock, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us.
The holders of our Class A common stock and Class B common stock have substantially identical rights, except that holders of Class A common stock are entitled to one vote per share, while holders of Class B-1 common stock are entitled to 10 votes per share on all matters to be voted on by stockholders in general. This differential in the voting rights of our Class B-1 common stock could adversely affect the market price of our Class A common stock.

VoteCo Professionals’ control over us may give rise to actual or perceived conflicts of interest with the Limited Partners who manage VoteCo Professionals.
We are controlled by VoteCo Professionals, which is ultimately managed by a committee of Limited Partners that manages Professionals GP, the general partner of VoteCo Professionals. The interests of the Limited Partners who manage VoteCo Professionals may differ from those of our other stockholders. For example, the Limited Partners who manage VoteCo Professionals may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the TRA, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. VoteCo Professionals, which is ultimately managed by a committee of Limited Partners that manages Professionals GP, the general partner of VoteCo Professionals, holds all outstanding shares of Class B-1 common stock and thereby control approximately 76.8% of the voting interest in us as of December 31, 2025. The shares of Class B-1 common stock will entitle VoteCo Professionals to (i) for so long as the condition that Professional Partners or its Limited Partners as of the date of Closing or its or their respective successors or assigns maintain, directly or indirectly, ownership of PWP OpCo Class A partnership units that represent at least ten percent (10%) of our issued and outstanding Class A common stock (calculated, without duplication, on the basis that all issued and outstanding PWP OpCo Class A partnership units not held by us or our subsidiaries had been exchanged for our Class A common stock) (the “Class B Condition”) is satisfied, 10 votes per share for each share held of record on all matters submitted to a vote of stockholders and (ii) after the Class B Condition ceases to be satisfied, one vote per share for each share held of record on all matters submitted to a vote of stockholders. In addition, we are party to the Stockholders Agreement with VoteCo Professionals (the “Stockholders Agreement”), pursuant to which, for so long as the Class B Condition is satisfied, VoteCo Professionals will have certain approval rights over certain transactions, including the right to designate a number of nominees to our board of directors equal to a majority thereof. For so long as the Class B Condition is no longer satisfied and the condition that Professional Partners or its Limited Partners as of the date of Closing or its or their respective successors or assigns maintain, directly or indirectly, ownership of PWP OpCo Class A partnership units that represent at least five percent (5%) of our issued and outstanding Class A common stock (calculated, without duplication, on the basis that all issued and outstanding PWP OpCo Class A partnership units not held by us or our subsidiaries had been exchanged for our Class A common stock) (the “Secondary Class B Condition”) is satisfied, VoteCo Professionals will have the right to designate a number of directors (rounded up to the nearest whole number) equal to one third of our board of directors. As a result, because the Limited Partners who manage VoteCo Professionals have a majority of the voting power in us through their control of VoteCo Professionals, and our Restated Certificate of Incorporation does not provide for cumulative voting, they will have the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of our Class A common stock or other securities, and the declaration and payment of dividends. The Limited Partners who manage VoteCo Professionals are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The voting power of the Limited Partners who manage VoteCo Professionals could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of us and might ultimately affect the market price of our Class A common stock. As a result of the control exercised by the Limited Partners who manage VoteCo Professionals over us, none of our agreements with them have been negotiated on “arm’s length” terms. We cannot assure you that we would not have received more favorable terms from an unaffiliated party.
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
As of December 31, 2025, we had 1,500,000,000 shares of Class A common stock authorized, of which 81,308,801 had been issued and 66,739,647 are outstanding. Our Restated Certificate of Incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.
Subject to the exchange procedures and restrictions set forth in the PWP OpCo LPA, and any other procedures or restrictions imposed by us, holders of PWP OpCo Class A partnership units (other than Perella Weinberg Partners) may exchange these units for (i) shares of Class A common stock on a one-for-one basis (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications) or (ii) cash from an offering of shares of Class A common stock (based on the net proceeds received by us for such shares in such offering) with the form of consideration determined by us. We have reserved approximately 22.1 million shares of Class A common stock for issuance from time to time in exchange for PWP OpCo Class A partnership units. We may in the future cause PWP OpCo to issue additional PWP OpCo Class A partnership units that would also be exchangeable for shares of Class A common stock. Simultaneously with an exchange by a PWP OpCo unitholder who holds shares of Class B common stock, a number of shares of Class B common stock held by such unitholder equal to the number of PWP OpCo Class A partnership units exchanged by such unitholder will be automatically converted into shares of Class A common stock or cash which will be delivered to the exchanging holder (at Perella Weinberg Partners' option) at a conversion rate of 1:1000 (or 0.001). We have reserved approximately 22,140 shares of Class A common stock for issuance from time to time in respect of conversion of shares of Class B common stock into Class A common stock.
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
Item 2. Properties
Our principal executive offices are located in leased office space at 767 Fifth Avenue, New York, NY, 10153. We also lease office space for our offices in Calgary, Chicago, Denver, Greenwich, Houston, London, Los Angeles, Munich, Palm Beach, Paris and San Francisco. We do not own any real property. We consider these arrangements to be adequate for our present needs.
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
For details on the current legal proceedings, refer to Note 17—Commitments and Contingencies in the notes to the consolidated financial statements included elsewhere in this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is listed and traded on the Nasdaq Global Select Market under the stock symbol “PWP.” As of February 24, 2026, there were approximately 16 holders of record of our Class A common stock and one holder of record of our Class B common stock. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. Our Class B common stock is not listed or quoted on any exchange and is not transferable by the holders, subject to certain limited exceptions.
We intend to pay dividends quarterly to our common stockholders. For the year ended December 31, 2025, cash dividends of $0.28 per outstanding share of Class A common stock were paid to our stockholders. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will be subject to our financial condition, earnings, capital requirements, financial covenants, applicable law and other factors our board of directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.
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
The stock performance graph below compares the performance of an investment in our Class A common stock, from June 25, 2021 through December 31, 2025, with that of the S&P 500 Index and the S&P Financials Index. The graph assumes $100 was invested at the close of business on June 25, 2021. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Unregistered Sales of Equity Securities and Use of Proceeds
None.
Repurchase of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Unit	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs(1)
October 1, 2025 - October 31, 2025	—	$—	—	$60,167,441
November 1, 2025 - November 30, 2025	—	$—	—	$60,167,441
December 1, 2025 - December 31, 2025	—	$—	—	$60,167,441
Total	—	$—	—
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
Our core advisory services benefit from macroeconomic changes that impact our client base and lead them to consider business combinations, acquisitions and divestitures, capital raises, restructurings, and liquidity solutions. We continue to invest in our platform to achieve scale, accelerate growth, and deliver value.
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
We do not present our revenue by the type of advice we provide because of the complexity of the transactions on which we may earn revenue and our holistic approach to client service. For instance, a traditional M&A engagement may require additional advisory services, such as capital markets or capital solutions advice or a private capital raise, which may call for cross-functional expertise from our professionals. We focus on dedicating the necessary resources and expertise to each engagement, regardless of product lines, to achieve the desired outcome for our clients. Consequently, disaggregation of revenues by type of advisory service offered would not provide a meaningful or reliable basis for presentation.

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

Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2025 and 2024. For a discussion of the year ended December 31, 2024 versus 2023, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Form 10-K for the year ended December 31, 2024.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues	$750,903	$878,039	$648,652	(14)%	35%
Expenses
Compensation and benefits	425,594	525,941	426,572	(19)%	23%
Equity-based compensation	109,759	258,296	182,375	(58)%	42%
Total compensation and benefits	535,353	784,237	608,947	(32)%	29%
Non-compensation expenses	167,540	172,334	154,805	(3)%	11%
Total operating expenses	702,893	956,571	763,752	(27)%	25%
Operating income (loss)	48,010	(78,532)	(115,100)	NM	32%
Non-operating income (expenses)
Related party income	—	—	932	—%	(100)%
Other income (expense)	3,505	10,277	1,348	(66)%	662%
Total non-operating income (expenses)	3,505	10,277	2,280	(66)%	351%
Income (loss) before income taxes	51,515	(68,255)	(112,820)	NM	(40)%
Income tax expense (benefit)	3,512	21,089	(980)	(83)%	NM
Net income (loss)	$48,003	$(89,344)	$(111,840)	NM	20%
Less: Net income (loss) attributable to non-controlling interests	12,526	(24,616)	(94,617)	NM	74%
Net income (loss) attributable to Perella Weinberg Partners	$35,477	$(64,728)	$(17,223)	NM	(276)%
NM = Not meaningful

Revenues
The following table provides revenue statistics for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Total advisory clients	187	221	202	(34)	19
Total clients with fees greater than or equal to $1.0 million	136	141	123	(5)	18
Revenues were $750.9 million for the year ended December 31, 2025 as compared with $878.0 million for the year ended December 31, 2024, representing a decrease of 14%. The decrease was primarily driven by decreased mergers and acquisition revenue, reflecting fewer and smaller transactions compared to prior year, partially offset by higher financing and capital solutions activity.
Compensation and Benefits Expenses
For the year ended December 31, 2025, total compensation and benefits expenses were $535.4 million, a decrease of 32% compared with $784.2 million for the year ended December 31, 2024. The decrease in total compensation and benefits expenses was primarily driven by the Vesting Acceleration that occurred in the prior year period, which resulted in $144.2 million of equity-based compensation expense that did not recur in the current year. The decrease was also the result of a lower bonus accrual in the current year period due to a lower revenue base, despite a higher compensation margin.
Non-Compensation Expenses
For the year ended December 31, 2025, total non-compensation expenses were $167.5 million, a decrease of 3% compared with $172.3 million for the year ended December 31, 2024. The decrease in non-compensation expenses was largely driven by lower general, administrative and other expenses and lower professional fees, partially offset by higher travel and technology costs.
Non-Operating Income (Expenses)
For the year ended December 31, 2025, non-operating income was $3.5 million compared with non-operating income of $10.3 million for the year ended December 31, 2024. The decrease in non-operating income was primarily driven by lower interest income due to lower interest rates and smaller interest-bearing cash balances, as well as a net loss from foreign exchange rate fluctuations in the current period compared to a net gain in the prior year. For both periods, foreign exchange rate fluctuations largely related to U.S. dollar-denominated cash and intercompany balances held by our foreign subsidiaries, including the settlement of such balances.
Income Tax Expense (Benefit)
The Company’s income tax expense and effective tax rate were $3.5 million and 6.8%, respectively, for the year ended December 31, 2025 compared to income tax expense and an effective tax rate of $21.1 million and (30.9)%, respectively, for the year ended December 31, 2024. The change in the effective tax rate was primarily due to the relative size of our permanent differences in relation to the pre-tax income (loss) in the respective periods, the Vesting Acceleration, and higher tax benefits recognized in the current year associated with the appreciation in our share price upon vesting of RSUs above the original grant price during the year ended December 31, 2025.

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
Our current assets are typically composed of cash and cash equivalents, investments in short-term marketable debt securities, receivables related to fees earned from providing advisory services, certain prepaid expenses and certain amounts due from related parties. Our current liabilities are primarily composed of accrued employee compensation, accounts payable and other accrued expenses. Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any short-term highly liquid investments that have original maturities of three months or less from the date of purchase. We had cash balances of $255.9 million and $331.6 million as of December 31, 2025 and 2024, respectively. As of December 31, 2024, we held investments in U.S. Treasury securities, $20.2 million of which was presented within Cash and cash equivalents and $75.8 million of which was classified as Investments in short-term marketable debt securities within the consolidated financial statements. As of December 31, 2025, we held no cash equivalents and no investments in U.S. Treasury securities.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable typically have net terms of 30 days. Accounts receivable, net of allowance for credit losses, were $62.7 million and $73.3 million as of December 31, 2025 and 2024, respectively.
We have a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Additionally, up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement. As of December 31, 2025 and 2024, we had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to consolidated financial statements included elsewhere in this Form 10-K.
On October 1, 2025, we acquired Devon Park Advisors, LLC, for a purchase price of $49.2 million, which included cash consideration of $23.0 million.
During the year ended December 31, 2025, we made $78.1 million of withholding tax payments for vested PWP Incentive Plan Awards and elected to settle exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for $28.3 million in cash. We also repurchased 1,829,337 shares at an average price per share of $18.40 pursuant to our share repurchase program.
Based on current market conditions, we believe that our cash on hand, net cash generated from operations, and the available borrowing capacity under our Revolving Credit Facility will be sufficient to meet our operating needs and commitments for the next twelve months; however, if these sources of liquidity are not sufficient, we may seek additional debt or equity financing.

Cash Flows
A summary of our operating, investing and financing cash flows is as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash Provided By (Used In)
Operating Activities
Net income (loss)	$48,003	$(89,344)	$(111,840)
Non-cash charges and other operating activity adjustments	147,365	224,073	213,224
Other operating activities	(160,579)	88,630	44,499
Total operating activities	34,789	223,359	145,883
Investing Activities	51,740	(98)	(5,818)
Financing Activities	(168,566)	(137,252)	(67,018)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,316	(3,340)	2,889
Net increase (decrease) in cash, cash equivalents and restricted cash	(75,721)	82,669	75,936
Cash, cash equivalents and restricted cash, beginning of period	332,771	250,102	174,166
Cash, cash equivalents and restricted cash, end of period	$257,050	$332,771	$250,102
Year Ended December 31, 2025
Operating activities resulted in a net cash inflow of $34.8 million primarily attributable to cash collections from clients, net of cash operating expense outflows, including bonuses paid during the first quarter of 2025 with respect to prior year compensation expense.
Investing activities resulted in a net cash inflow of $51.7 million attributable to the maturation of investments in U.S. Treasury securities, which was partially offset by the cash paid to acquire Devon Park Advisors, LLC.
Financing activities resulted in a net cash outflow of $168.6 million primarily due to withholding tax payments for vested PWP Incentive Plan Awards, the cash settlement of exchanges of PWP OpCo Units, share repurchases, and dividend payments.
Year Ended December 31, 2024
Operating activities resulted in a net cash inflow of $223.4 million primarily attributable to cash collected from clients, net of cash operating expense outflows, including the settlement of liability-classified Professional Partners Awards during the second quarter and bonuses paid during the first quarter of 2024 with respect to prior year compensation expense.
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
For a discussion of the year ended December 31, 2023, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flows” in our Form 10-K for the year ended December 31, 2024.
Share Repurchase Program
Our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $200.0 million of our Class A common stock with no requirement to purchase any minimum number of shares. As of December 31, 2025, $60.2 million remains of the $200.0 million authorized for share repurchases.

Exchange Rights
In accordance with the limited partnership agreement of PWP OpCo, holders of PWP OpCo Units (other than the Company) may exchange these units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock and (iii) subsequent to the Merger, cash from any other source. Whether future exchanges are settled in cash or shares of Class A common stock is at our discretion and will depend on our liquidity and capital resources, market conditions, the timing and concentration of exchange elections and other factors. See Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests in the notes to consolidated financial statements included elsewhere in the Form 10-K for further information.
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
Tax Receivable Agreement
As of December 31, 2025, we had an amount due of $93.5 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date. See Note 16—Related Party Transactions in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information as well as the expected timing of payments.
Leases
We have various non-cancelable operating leases for our office space and certain equipment. As of December 31, 2025, we had $186.1 million of operating lease liabilities. See Note 5—Leases in the notes to consolidated financial statements included elsewhere in this Form 10-K for further information as well as the expected timing of payments.

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
When we invest our excess cash, we manage our credit risk exposure by holding investments primarily with investment grade credit quality. This amount is typically presented in Cash and cash equivalents and/or in Investments in short-term marketable debt securities on the Consolidated Statements of Financial Condition. The Company held no such investments as of December 31, 2025.
Exchange Rate Risk
We are exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of our operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the years ended December 31, 2025 and 2024, the net impact of non-functional currency-related transaction gains and losses recorded in Other income (expense) on our Consolidated Statements of Operations was a $2.3 million loss and a $1.3 million gain, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the strength of the U.S. dollar fluctuated. For the years ended December 31, 2025 and 2024, the net impact from the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) was a $5.3 million gain and a $2.5 million loss, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future. As of December 31, 2025, we held cash balances of $86.9 million in non-U.S. dollar currencies, composed of pound sterling, euros, and Canadian dollars.

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
Business Combination
Accounting for a business combination requires management to make certain estimates and assumptions, especially with regard to the valuation of intangibles assets and contingent consideration. The amounts and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense. Contingent consideration arrangements are revalued to fair value each reporting period with changes in fair value recognized in earnings.
Refer to Note 3—Business Combination in the notes to the consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth above in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Credit Risk.”

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Perella Weinberg Partners
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Perella Weinberg Partners (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity and redeemable non-controlling interests and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2026, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Transaction-related Advisory Service Revenue
Description of the Matter
For the year ended December 31, 2025, the Company’s revenues totaled $750.9 million, a portion of which resulted from transaction-related advisory services. As explained in Note 2 to the consolidated financial statements, the Company provides transaction-related advisory services to its clients to assist with corporate finance activities that include, but are not limited to, mergers and acquisitions, reorganizations, tender offers, leveraged buyouts, and the pricing of securities to be issued. The Company recognizes revenue from transaction-related advisory services when or as its performance obligations are fulfilled. The recognition of transaction-related advisory services is often constrained until substantially all services have been provided, specified conditions have been met and/or certain milestones have been achieved, and it is probable that a significant revenue reversal will not occur in a future period. The determination of when and to what extent to recognize transaction-related advisory service revenues may require judgment, particularly when milestones are met near the end of a reporting period and in cases where additional services are expected to be provided subsequent to the achievement of the milestone.

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
New York, New York
February 27, 2026

Perella Weinberg Partners
Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$255,906	$331,558
Restricted cash	1,144	1,213
Investments in short-term marketable debt securities	—	75,830
Accounts receivable, net of allowance	62,689	73,293
Due from related parties	626	1,146
Fixed assets, net of accumulated depreciation and amortization	77,206	84,886
Intangible assets, net of accumulated amortization	12,523	12,612
Goodwill	72,691	34,383
Prepaid expenses and other assets	46,776	29,224
Right-of-use lease assets	138,495	139,637
Deferred tax asset, net	129,581	92,969
Total assets	$797,637	$876,751
Liabilities, Redeemable Non-Controlling Interests, and Equity
Accrued compensation and benefits	$210,268	$325,225
Accounts payable, accrued expenses and other liabilities	47,102	68,919
Lease liabilities	186,066	187,349
Amount due pursuant to tax receivable agreement	93,461	65,493
Total liabilities	536,897	646,986
Commitments and Contingencies (Note 17)
Redeemable non-controlling interests (22,139,506 units at redemption value of $17.53 per unit as of December 31, 2025; 27,460,600 units at redemption value of $23.71 per unit as of December 31, 2024)	388,099	651,140
Equity
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 81,308,801 issued and 66,739,647 outstanding at December 31, 2025; 1,500,000,000 shares authorized, 72,544,696 issued and 59,181,721 outstanding at December 31, 2024)	8	7
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 22,139,506 issued and outstanding at December 31, 2025; 600,000,000 shares authorized, 27,460,600 issued and outstanding at December 31, 2024)	2	3
Preferred stock, par value $0.0001 per share (100,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and December 31, 2024)	—	—
Additional paid-in-capital	144,197	—
Retained earnings (accumulated deficit)	(130,596)	(303,708)
Accumulated other comprehensive income (loss)	(2,521)	(6,193)
Treasury stock, at cost (14,569,154 and 13,362,975 shares of Class A common stock at December 31, 2025 and December 31, 2024, respectively)	(138,449)	(111,484)
Total equity	(127,359)	(421,375)
Total liabilities, redeemable non-controlling interests, and equity	$797,637	$876,751
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues	$750,903	$878,039	$648,652
Expenses
Compensation and benefits	425,594	525,941	426,572
Equity-based compensation	109,759	258,296	182,375
Total compensation and benefits	535,353	784,237	608,947
Professional fees	43,456	49,262	39,640
Technology and infrastructure	38,004	35,721	34,462
Rent and occupancy	24,533	24,325	26,891
Travel and related expenses	22,719	19,823	19,030
General, administrative and other expenses	17,996	22,824	20,103
Depreciation and amortization	20,832	20,379	14,679
Total expenses	702,893	956,571	763,752
Operating income (loss)	48,010	(78,532)	(115,100)
Non-operating income (expenses)
Related party income	—	—	932
Other income (expense)	3,505	10,277	1,348
Total non-operating income (expenses)	3,505	10,277	2,280
Income (loss) before income taxes	51,515	(68,255)	(112,820)
Income tax expense (benefit)	3,512	21,089	(980)
Net income (loss)	48,003	(89,344)	(111,840)
Less: Net income (loss) attributable to non-controlling interests	12,526	(24,616)	(94,617)
Net income (loss) attributable to Perella Weinberg Partners	$35,477	$(64,728)	$(17,223)
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.55	$(1.22)	$(0.40)
Diluted	$0.47	$(1.22)	$(1.33)
Weighted-average shares of Class A common stock outstanding
Basic	64,208,733	53,187,995	43,273,939
Diluted	100,848,937	53,187,995	86,779,052
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$48,003	$(89,344)	$(111,840)
Foreign currency translation gain (loss), net of tax	5,290	(2,534)	4,131
Comprehensive income (loss)	53,293	(91,878)	(107,709)
Less: Comprehensive income (loss) attributable to non-controlling interests	14,144	(25,437)	(92,544)
Comprehensive income (loss) attributable to Perella Weinberg Partners	$39,149	$(66,441)	$(15,165)

The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance at December 31, 2022	52,237,247	44,563,877	(10,492,286)	$5	$4	$(80,067)	$242,129	$(18,071)	$(6,538)	$122,678	$260,140	$—
Net income (loss)	—	—	—	—	—	—	—	(17,224)	—	(94,616)	(111,840)	—
Equity-based awards	—	—	—	—	—	—	106,248	—	—	78,216	184,464	—
Distributions to partners	—	—	—	—	—	—	—	—	—	(14,169)	(14,169)	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	2,146,320	—	150,745	1	—	1,809	(1,711)	(98)	—	—	1	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(16,743)	—	—	—	(16,743)	—
Dividends declared ($0.28 per share of Class A common stock)	—	—	—	—	—	—	542	(19,257)	—	—	(18,715)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	2,058	2,073	4,131	—
Other	—	—	—	—	—	—	1,242	—	—	740	1,982	—
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests)	2,977,506	(2,974,538)	—	—	—	—	1,484	—	—	—	1,484	—
Treasury stock purchases	—	—	(2,376,683)	—	—	(22,489)	—	—	—	—	(22,489)	—
Change in ownership interests	—	—	—	—	—	—	(20,668)	—	—	20,668	—	—
Balance at December 31, 2023	57,361,073	41,589,339	(12,718,224)	$6	$4	$(100,747)	$312,523	$(54,650)	$(4,480)	$115,590	$268,246	$—
Net income (loss)	—	—	—	—	—	—	—	(64,728)	—	(34,156)	(98,884)	9,540
Effect of the Merger and related transactions	—	(6,149,211)	—	—	(1)	—	64	—	—	(109,737)	(109,674)	97,496
Reclassification of liability-classified equity-based awards	—	—	—	—	—	—	—	—	—	—	—	6,704
Equity-based awards	—	—	—	—	—	—	115,558	—	—	13,942	129,500	60,794
Distributions to partners	—	—	—	—	—	—	—	—	—	(2,867)	(2,867)	(19,638)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	4,654,302	—	355,249	—	—	4,263	(3,947)	(316)	—	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards and equity-classified ACUs	—	—	—	—	—	—	(70,367)	—	—	—	(70,367)	(12,534)
Dividends declared ($0.28 per share of Class A common stock)	—	—	—	—	—	—	514	(22,415)	—	—	(21,901)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(1,713)	(556)	(2,269)	(265)
Other	—	—	—	—	—	—	2,498	—	—	(11)	2,487	328
Issuance of Class A common stock in public offering (Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests)	5,750,000	—	—	1	—	—	65,986	—	—	—	65,987	—
Exchange of PWP OpCo Units and corresponding Class B common stock for cash (Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests)	—	(3,204,979)	—	—	—	—	(66)	—	—	(7,373)	(7,439)	(57,105)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests)	4,779,321	(4,774,549)	—	—	—	—	6,626	—	—	—	6,626	—
Treasury stock purchase	—	—	(1,000,000)	—	—	(15,000)	—	—	—	—	(15,000)	—
Changes in ownership interests	—	—	—	—	—	—	(2,816)	—	—	25,168	22,352	(22,352)
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	(426,573)	(161,599)	—	—	(588,172)	588,172
Balance at December 31, 2024	72,544,696	27,460,600	(13,362,975)	$7	$3	$(111,484)	$—	$(303,708)	$(6,193)	$—	$(421,375)	$651,140
Net income (loss)	—	—	—	—	—	—	—	35,477	—	—	35,477	12,526
Issuance of Class A common stock related to Devon Park Acquisition	355,036	—	—	—	—	—	—	22,708	—	—	22,708	—
Equity-based awards	—	—	—	—	—	—	28,086	82,409	—	—	110,495	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	4,354,013	—	623,158	—	—	6,690	—	(6,690)	—	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards and equity-classified ACUs	—	—	—	—	—	—	(1,281)	(76,802)	—	—	(78,083)	—
Dividends declared ($0.28 per share of Class A common stock)	—	—	—	—	—	—	82	(23,642)	—	—	(23,560)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	3,672	—	3,672	1,618
Other	—	—	—	—	—	—	2,074	1,134	—	—	3,208	(4)
Exchange of PWP OpCo Units and corresponding Class B common stock for cash (Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests)	—	(1,270,086)	—	—	—	—	—	—	—	—	—	(28,792)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests)	4,055,056	(4,051,008)	—	1	(1)	—	1,416	3,949	—	—	5,365	—
Treasury stock purchase	—	—	(1,829,337)	—	—	(33,655)	—	—	—	—	(33,655)	—
Change in ownership interests	—	—	—	—	—	—	(9,580)	480	—	—	(9,100)	9,100
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	123,400	134,089	—	—	257,489	(257,489)
Balance at December 31, 2025	81,308,801	22,139,506	(14,569,154)	$8	$2	$(138,449)	$144,197	$(130,596)	$(2,521)	$—	$(127,359)	$388,099
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$48,003	$(89,344)	$(111,840)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity-based awards vesting expense	110,495	188,869	184,464
Depreciation and amortization	20,832	20,379	14,679
Foreign currency revaluation	543	575	2,450
Non-cash operating lease expense	10,570	10,265	12,879
Deferred taxes	2,453	(2,456)	(2,074)
Bad debt expense	1,684	5,747	2,313
Other	788	694	(1,487)
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	12,227	(32,846)	18,798
Due from related parties	26	338	(213)
Prepaid expenses and other assets	(16,912)	1,212	4,336
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(120,374)	93,392	15,906
Accounts payable, accrued expenses and other liabilities	(24,473)	20,955	(1,378)
Lease liabilities	(11,073)	5,579	7,050
Net cash provided by (used in) operating activities:	34,789	223,359	145,883
Cash flows from investing activities
Payment for Devon Park Acquisition, net of cash acquired	(18,858)	—	—
Purchases of fixed assets	(4,313)	(16,375)	(57,598)
Purchases of investments in short-term marketable debt securities	—	(74,911)	(89,259)
Maturities of investments in short-term marketable debt securities	74,911	91,188	140,551
Other	—	—	488
Net cash provided by (used in) investing activities	51,740	(98)	(5,818)
Cash flows from financing activities
Proceeds from issuance of Class A common stock in public offering, net of underwriting discount and offering costs	—	65,986	—
Exchange of PWP OpCo Units and corresponding Class B common stock for cash	(28,258)	(63,376)	—
Distributions to partners	(4,233)	(18,272)	(14,169)
Dividends paid on Class A and Class B common stock	(22,911)	(20,280)	(13,145)
Withholding tax payments for vested PWP Incentive Plan Awards and equity-classified ACUs	(78,083)	(82,901)	(16,743)
Treasury stock purchases	(33,655)	(15,000)	(22,489)
Payments pursuant to tax receivable agreement	(1,426)	(1,126)	(472)
Other	—	(2,283)	—
Net cash provided by (used in) financing activities	(168,566)	(137,252)	(67,018)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,316	(3,340)	2,889
Net increase (decrease) in cash, cash equivalents and restricted cash	(75,721)	82,669	75,936
Cash, cash equivalents and restricted cash, beginning of period	332,771	250,102	174,166
Cash, cash equivalents and restricted cash, end of period	$257,050	$332,771	$250,102

The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Consolidated Statements of Cash Flows – Continued
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of non-cash activities
Lease liabilities arising from obtaining right-of-use lease assets	$7,821	$6,707	$2,278
Accrued distributions to partners	$—	$4,233	$—
Accrued capital expenditures	$1,856	$865	$11,319
Accrued dividend equivalents and dividend equivalent units on unvested PWP Incentive Plan Awards	$5,980	$6,796	$7,278
Non-cash paydown of Partner promissory notes	$534	$3,944	$1,547
Deferred tax effect resulting from changes in ownership and exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$8,577	$8,525	$1,485
Reclassification of liability-classified equity-based awards	$—	$6,704	$—
Supplemental disclosures of cash flow information
Cash paid for income taxes	$9,239	$10,283	$4,568
The accompanying notes are an integral part of these consolidated financial statements.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

Note 1—Organization and Nature of Business
Perella Weinberg Partners and its consolidated subsidiaries, including PWP Holdings LP (“PWP OpCo”) (collectively, “PWP” and the “Company”), is a global independent advisory firm that provides strategic and financial advice to a wide range of clients. The Company’s activities constitute a single business segment that provides a range of advisory services, including advice related to strategic and financial decisions, mergers and acquisitions (“M&A”) execution, shareholder engagement advisory, financing and capital solutions advice with a focus on restructuring and liability management, capital markets advisory, private funds advisory, and private capital placement, as well as specialized underwriting and research services primarily for the energy and related industries.
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
On April 1, 2024, as part of this internal reorganization, AdCo Professionals merged with and into PWP OpCo (the “Merger”). At the time of the Merger, (i) the original capital units (“OCUs”), value capital units (“VCUs”), and alignment capital units (“ACUs”) of AdCo Professionals were converted into an equivalent number of newly created OCUs, VCUs and ACUs of PWP OpCo, (ii) the net assets of AdCo Professionals became the net assets of PWP OpCo and (iii) PWP OpCo adopted an amended and restated limited partnership agreement (the “PWP OpCo LPA”) that permits the Company to settle quarterly exchanges in cash or shares at the Company’s discretion. The principal purpose of the internal reorganization was to simplify the structure for the partners in Professional Partners with respect to their indirect interests in PWP OpCo. There was no consideration exchanged in connection with the Division or the Merger, and neither the Division nor the Merger affected the respective rights or economic interests of the Company, PWP GP LLC (“PWP GP”), or any limited partner with respect to PWP OpCo. Refer to Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests and Note 12—Equity-Based Compensation for additional information on the Merger and related transactions.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
In preparing the consolidated financial statements, management makes certain estimates regarding the measurement of amounts due pursuant to the tax receivable agreement, measurement and timing of revenue recognition, assumptions used in the provision for income taxes, measurement of equity-based compensation, expected insurance reimbursements related to litigation costs, fair value measurement and impairment assessment of goodwill and intangible assets, fair value measurement of financial instruments, and other matters that affect the reported amounts and disclosures of contingencies in the consolidated financial statements and notes thereto.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any highly liquid investments with original maturities of three months or less from the date of purchase. Cash account balances often exceed federally insured limits. Restricted cash represents cash that is not readily available for general purpose cash needs. As of December 31, 2025 and 2024, the Company had restricted cash of $1.1 million and $1.2 million, respectively, maintained as collateral for letters of credit related to certain office leases. As of December 31, 2025, the Company held no cash equivalents. The Company held $20.2 million cash equivalents as of December 31, 2024, which was composed of investments in U.S. Treasury securities. The sum of Cash and cash equivalents and Restricted cash on the Consolidated Statements of Financial Condition corresponds to the total cash, cash equivalents, and restricted cash presented on the Consolidated Statements of Cash Flows.
Investments in Short-Term Marketable Debt Securities
The Company invests in short-term marketable debt securities to manage excess liquidity. In general, these investments are recorded on the Consolidated Statements of Financial Condition within Cash and cash equivalents for investments with an original maturity from the date of purchase of three months or less, and within Investments in short-term marketable debt securities for those with original maturities longer than three months but less than one year. As of December 31, 2024, Investments in short-term marketable debt securities on the Consolidated Statements of Financial Condition consisted solely of U.S. Treasury securities held by a consolidated broker-dealer subsidiary. The investments were carried at fair value as is required for broker-dealers. There were no similar investments held as of December 31, 2025.
Accounts Receivable, Net of Allowance
Accounts receivable are presented net of allowance for credit losses based on the Company’s assessment of collectability. The Company regularly reviews its accounts receivable for collectability and an allowance is recognized for expected credit losses, if required. The Company maintains an allowance for credit losses that, in management’s opinion, provides for an adequate reserve to cover estimated losses on accounts receivable. The Company determines the adequacy of the allowance by reviewing specific client receivables as well as estimating the probability of loss on total client receivables based on the Company’s historical credit loss experience and taking into consideration current market conditions that affect the collectability of the reported amount. The Company updates its expected credit loss rates periodically and maintains a quarterly allowance review process to consider current factors that would require an adjustment to the credit loss allowance. Changes to expected credit losses during the period are included in General, administrative and other expenses on the Consolidated Statements of Operations. After concluding that a reserved accounts receivable is no longer collectible, the Company reduces both the gross receivable and the allowance for credit losses.
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
Goodwill and Intangible Assets
Goodwill is recorded for the excess of the fair value of consideration transferred over the fair value of identifiable net assets, including other intangibles, acquired at the time of an acquisition. Goodwill is periodically reviewed, and tested at least annually, for impairment, and when certain events or circumstances indicate impairment may exist. Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of an operating segment for which discrete financial information is available that is regularly reviewed by management. Intangible assets are derived from customer relationships, trade names and trademarks. Identifiable finite-lived intangible assets are amortized on a straight-line basis over the applicable estimated useful life, reflecting the average time over which such intangible assets are expected to contribute to cash flow. The Company tests intangible assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Prepaid Expenses and Other Assets
Generally, prepaid expenses comprise the majority of Prepaid expenses and other assets on the Consolidated Statements of Financial Condition and represent upfront payments for various services, including subscriptions, cloud computing arrangements, software licenses and insurance, which are amortized over the related service period or policy term. Prepaid compensation assets subject to service requirements, income tax receivables, and expected insurance reimbursements related to litigation costs are other key components of Prepaid expenses and other assets.
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
The implicit discount rates used to determine the present value of the Company’s leases are not readily determinable; thus, the Company uses its incremental borrowing rate to determine the present value of its lease payments. The determination of an appropriate incremental borrowing rate requires significant assumptions and judgment and is calculated based on multiple factors, including current market conditions, the Company’s credit rating, the terms of the Company’s recent debt issuances and/or current revolving credit facilities, and the expected lease term. The Company estimates the expected lease terms by assuming the exercise of renewal options and extensions where a significant penalty could be incurred and such renewal or extension is at the sole discretion of the Company. Certain lease agreements are secured by security deposits, which are reflected in Prepaid expenses and other assets on the Consolidated Statements of Financial Condition.
The Company subleases certain portions its office space to a third party. Sublease income is recognized on a straight-line basis over the term of the lease. The Company elected the practical expedient not to separate lease components and non-lease components for subleases.
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
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of December 31, 2025 and 2024, the net assets of PWP OpCo were $235.3 million and $197.6 million, respectively. As of December 31, 2025 and 2024, the Company did not consolidate any VIEs other than PWP OpCo.
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
Redeemable Non-Controlling Interests
For entities that are consolidated but not 100% owned, a portion of the income (loss) and equity is allocated to holders of the non-controlling interest. Profits and losses of PWP OpCo are allocated to the non-controlling interests in proportion to their ownership interest regardless of their basis, with an exception for certain equity-based compensation expense which was fully attributed to non-controlling interests prior to the Merger. Refer to Note 12—Equity-Based Compensation for further information.
As a result of the Merger, Non-controlling interests presented within equity on the Consolidated Statements of Financial Condition were reclassified to Redeemable non-controlling interests within temporary equity. Redeemable non-controlling interests are recorded at the higher of: (i) their redemption value as of the reporting date, which corresponds to the price of the Company’s Class A common stock, or (ii) their measurement pursuant to Accounting Standards Codification (“ASC” or the “Codification”) Topic 810, Consolidation. Changes in the current redemption value are recorded to Additional paid-in capital immediately as they occur. The magnitude of these changes may exceed the available balance of Additional paid-in capital, resulting in subsequent equity transactions being recorded to Accumulated deficit. The Company tracks amounts recorded directly to Accumulated deficit and resumes recognition of Additional paid-in capital only once the cumulative amount recorded to Accumulated deficit is fully offset. As of December 31, 2024, a cumulative adjustment of $161.6 million was recorded to Accumulated deficit after Additional paid-in capital was fully utilized, driven by an increase in the redemption value of Redeemable non-controlling interests. During the year ended December 31, 2025, equity transactions offset the cumulative amount recorded to Accumulated deficit and restored an Additional paid-in capital balance.
When the Company has an unconditional obligation to purchase the Redeemable non-controlling interests for cash, the mandatorily redeemable interests are reclassified from temporary equity to a liability with changes in fair value recorded to Other income (expense) on the Consolidated Statements of Operations. As of December 31, 2025 and 2024, there were no non-controlling interests considered mandatorily redeemable.
Repurchases of Common Stock
Shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The Company may structure such repurchases as either a purchase of treasury stock or a retirement of shares. The Company records its purchases of treasury stock at cost as a separate component of equity. The Company may reissue treasury stock using the first-in-first-out method.
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
Interest Income
The Company typically earns interest on cash at banks and short-term investments, which is recorded on an accrual basis. The Company earned $5.3 million, $10.3 million, and $7.4 million of interest income, inclusive of net unrealized gains (losses) on U.S. Treasury securities, during the years ended December 31, 2025, 2024, and 2023, respectively, which is presented within Other income (expense) on the Consolidated Statements of Operations.
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $(2.3) million, $1.3 million, and $(3.3) million during the years ended December 31, 2025, 2024, and 2023, respectively, which are included in Other income (expense) on the Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and profit and loss activity is generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive income (loss) on the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests.
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
Business Combination
The Company accounts for business combinations under the acquisition method of accounting, which requires an allocation of the total consideration paid for the acquired business to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any excess of fair value of total consideration paid over the fair value of the net assets acquired is recognized as goodwill. Contingent consideration obligations are recognized at the acquisition date as part of the fair value transferred in exchange for the acquired business. Contingent consideration arrangements are revalued to fair value each reporting period.
Recently Adopted Accounting Pronouncements
Segment Reporting—Effective for the year ended December 31, 2024, the Company retrospectively adopted Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends the guidance in ASC Topic 280, Segment Reporting (“ASC 280”). ASU 2023-07 requires enhanced disclosures about reportable segments on an annual and interim basis and clarifies that an entity with a single reportable segment is subject to all existing and amended disclosure requirements in ASC 280. Refer to Note 18—Segment and Geographic Information for the Company’s segment disclosures.
Income Taxes—Effective for the year ended December 31, 2025, the Company retrospectively adopted Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends the guidance in ASC Topic 740, Income Taxes, to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Refer to Note 9—Income Taxes for the Company’s expanded income tax disclosures.
Future Adoption of Accounting Pronouncements
Expense Disaggregation—In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which amends the guidance in ASC Topic 220, Income Statement—Reporting Comprehensive Income, to improve the transparency of expense disclosures by requiring more detailed information about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 are effective for the Company beginning with the annual period ended December 31, 2027. The amendments can be applied prospectively or retrospectively and early adoption is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on the consolidated financial statements.
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
Note 3—Business Combination
On October 1, 2025 (the “Acquisition Closing”), the Company completed the acquisition of Devon Park Advisors, LLC, including its wholly owned broker-dealer subsidiary, Devon Park Securities, LLC (collectively, “Devon Park”), an advisory firm founded in 2021 specializing in transactions related to GP-led secondaries, GP advisory, and fund secondaries (the “Devon Park Acquisition”). The purchase price of $49.2 million consisted of cash consideration of $23.0 million, equity consideration of $22.7 million, and contingent consideration of $3.5 million.
The equity consideration of 1,065,110 shares of Class A common stock had a fair value of $22.7 million as of the Acquisition Closing and will be delivered in three equal share installments with the first delivered at the Acquisition Closing and the remaining to be delivered in the third quarters of 2026 and 2027. The Company also entered into acquisition-related compensation arrangements with certain employees of Devon Park amounting to $7.2 million in the form of guaranteed cash bonuses, retention bonuses to be paid in three annual installments, and restricted stock units (“RSUs”) that vest over three years. Compensation expense is amortized on a straight-line basis over the requisite service period. Since the arrangements compensate employees for future services, the value of these arrangements was not included in the purchase price.
The contingent consideration includes additional cash or equity consideration (the “Earn-out”) that may be earned if certain client engagements generate revenue within one year of the Acquisition Closing. The Company recorded a $3.5 million liability as of the acquisition date for the fair value of the Earn-out, which is included in Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. Adjustments to the fair value of the Earn-out after the Acquisition Closing are recorded within Other income (expense) on the Consolidated Statements of Operations. The terms of the Earn-out allow for settlement in both cash and shares of PWP Class A common stock on various settlement dates which depend on the timing of cash receipts from clients. Amounts settled with shares of Class A common stock are delivered in three equal annual installments, although PWP has sole discretion to settle fully in cash.
The Company recorded $38.3 million of goodwill on the Consolidated Statements of Financial Condition, all of which is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation, operating expertise, and assembled workforce value of Devon Park, as well as expected synergies arising from the combined entity. The Company acquired customer relationships in the Devon Park Acquisition that were deemed identifiable intangible assets with an acquisition-date fair value of $7.1 million.
Transaction costs of $0.8 million were incurred during the year ended December 31, 2025 and are included in Professional fees on the Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of the Devon Park Acquisition:

Assets
Cash and cash equivalents	$4,187
Accounts receivable	170
Prepaid expenses and other assets	214
Right-of-use lease asset	144
Intangible assets	7,100
Goodwill	38,308
Total assets acquired	$50,123
Liabilities
Accounts payable, accrued expenses and other liabilities	$736
Lease liability	144
Total liabilities assumed	880
Total net assets acquired	$49,243
The results of operations of Devon Park have been included in the Company’s consolidated financial statements prospectively beginning on the acquisition date. Devon Park has been fully integrated with the Company’s existing operations. Accordingly, post-acquisition revenues and net income are not discernible. Pro forma financial information for Devon Park is not presented as the impact to the Company’s historical results is not material.
Note 4—Revenue and Receivables from Contracts with Customers
The following table disaggregates the Company’s revenue between over time and point in time recognition:

	Year Ended December 31,
	2025	2024	2023
Over time	$738,833	$848,302	$609,598
Point in time	12,070	29,737	39,054
Total revenues	$750,903	$878,039	$648,652
Reimbursable expenses billed to clients were $5.4 million, $7.4 million, and $6.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Performance Obligations and Contract Balances
As of December 31, 2025, the aggregate amount of the transaction price, as defined in the Codification, allocated to performance obligations yet to be satisfied was $1.0 million, and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services. A significant portion of total revenues in any given period often relates to performance obligations that were satisfied or partially satisfied in prior periods. These amounts are recognized upon the resolution of revenue constraints and uncertainties in the relevant period and are generally related to transaction-related advisory services.
As of December 31, 2025 and 2024, the Company recorded $1.0 million and $0.6 million, respectively, for contract liabilities which are presented within Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The Company recognized previously deferred revenue of $0.5 million, $0.7 million, and $4.6 million for the years ended December 31, 2025, 2024, and 2023, respectively, which was primarily related to transaction-related advisory services that are recognized over time.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Accounts Receivable and Allowance for Credit Losses
As of December 31, 2025 and 2024, $22.2 million and $13.3 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Consolidated Statements of Financial Condition. These amounts have been recognized as revenue in accordance with the Company’s revenue recognition policies but remained unbilled at the end of the period. As of December 31, 2025, certain accounts receivable in the aggregate amount of $22.3 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with three clients. Of that amount, all was subsequently received after year end. As of December 31, 2024, certain accounts receivable in the aggregate amount of $23.9 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, all was subsequently received after year end.
The allowance for credit losses activity for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$1,642	$2,198	$1,143
Bad debt expense	1,684	5,747	2,313
Write-offs	(1,870)	(6,575)	(1,383)
Recoveries	7	314	82
Foreign currency translation and other adjustments	33	(42)	43
Ending balance	$1,496	$1,642	$2,198
Note 5—Leases
The Company leases office space and equipment under operating lease agreements.
On April 1, 2025, the Company entered into a seven-year agreement to sublease a portion of its New York office to a third party. The sublease term commenced in September 2025 and continues through August 2032. Sublease income is presented net within Rent and occupancy on the Consolidated Statements of Operations.
In December 2025, the Company modified its Houston office lease and extended the lease term by approximately 13 years with an expiration date of January 31, 2041. The lease liability was remeasured as of the modification date, resulting in an increase of $4.3 million and a corresponding increase to the right-of-use asset.
Other information as it relates to the Company’s operating leases is as follows:

	December 31,
	2025	2024
Weighted-average discount rate – operating leases	5.0%	4.8%
Weighted-average remaining lease term – operating leases	12.5 years	13.3 years

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$19,173	$18,895	$20,558
Variable lease cost	3,492	2,852	3,788
Sublease income – operating leases	(1,246)	—	(502)
Total net lease cost	$21,419	$21,747	$23,844

Net cash outflows (inflows) on operating leases(1)	$19,834	$3,022	$(4,536)
__________________
(1)Presented net of lease incentives received, including landlord contributions to tenant improvements.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of December 31, 2025, the maturities of undiscounted cash payments and cash receipts for operating leases are as follows:

Years Ending:	Operating Lease Payments	Sublease Receipts	Net Payments
2026	$18,472	3,461	$15,011
2027	20,717	4,153	16,564
2028	20,171	4,153	16,018
2029	20,996	4,153	16,843
2030	20,487	4,153	16,334
Thereafter	153,177	7,379	145,798
Total lease payments(1)	254,020	$27,452	$226,568
Less: Imputed interest	(67,954)
Total lease liabilities	$186,066
__________________
(1)Total future lease payments are presented net of expected lease incentives.
Note 6—Goodwill and Intangible Assets
Total goodwill of $72.7 million is comprised of $34.4 million recognized in connection with a business combination in 2016 and $38.3 million recognized as a result of the Devon Park Acquisition. Based on the Company’s quantitative assessment for impairment, no goodwill impairment was recorded during the years ended December 31, 2025, 2024, and 2023.
Intangible assets in the form of customer relationships were acquired in the Devon Park Acquisition. The estimated fair value of $7.1 million will be amortized on a straight-line basis over an estimated useful life of three years.
The following table provides the detail of the Company’s intangible assets:

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$54,500	$(43,664)	$10,836
Trade names and trademarks	18,400	(16,713)	1,687
Total	$72,900	$(60,377)	$12,523

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,400	$(38,315)	$9,085
Trade names and trademarks	18,400	(14,873)	3,527
Total	$65,800	$(53,188)	$12,612
For the years ended December 31, 2025, 2024, and 2023, the Company recognized amortization expense of $7.2 million, $6.6 million, and $6.6 million, respectively, all of which is included in Depreciation and amortization on the Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table summarizes the future aggregate amortization expense of the Company’s intangible assets held at December 31, 2025:

2026	$8,440
2027	2,333
2028	1,750
Total	$12,523
Note 7—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries. The SEC regulated subsidiaries do not hold funds or securities for, or owe money or securities to, clients or carry accounts of or for clients, and as such are exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of December 31, 2025 and 2024, all regulated subsidiaries had capital in excess of their applicable minimum capital requirements. As a result of the minimum capital requirements and various regulations on these broker-dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.
Note 8—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Leasehold improvements	$85,226	$81,860
Furniture and fixtures	13,565	12,801
Equipment	15,869	15,322
Software	5,446	4,456
Total	120,106	114,439
Less: Accumulated depreciation and amortization	(42,900)	(29,553)
Fixed assets, net	$77,206	$84,886
Depreciation expense related to fixed assets was $13.3 million, $13.7 million, and $7.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization expense related to software costs was $0.4 million, $0.1 million, and $0.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Note 9—Income Taxes
The Company’s operations are generally composed of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders. The Company is subject to certain foreign, state and local entity-level taxes (for example, the New York City Unincorporated Business Tax, or “UBT”). These taxes have been reflected in the Company’s consolidated financial statements and allocated between the Company and the non-controlling interest holders. In addition, the Company is subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from PWP OpCo.
The Company’s income (loss) before income taxes is associated with activities in domestic and international jurisdictions, as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$37,060	$(78,113)	$(104,348)
International	14,455	9,858	(8,472)
Income (loss) before income taxes	$51,515	$(68,255)	$(112,820)

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The components of Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2025	2024	2023
Current
Federal income tax	$(3,675)	$20,220	$433
State and local income tax	851	5,113	2,955
Foreign income tax	3,883	(1,788)	(2,298)
Total current income tax expense (benefit)	1,059	23,545	1,090
Deferred
Federal income tax	1,035	(4,088)	1,819
State and local income tax	2,153	246	(2,157)
Foreign income tax	(735)	1,386	(1,732)
Total deferred income tax expense (benefit)	2,453	(2,456)	(2,070)
Income tax expense (benefit)	$3,512	$21,089	$(980)

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

	Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
U.S. federal statutory tax rate	10,818	21.0%	(14,334)	21.0%	(23,692)	21.0%
State and local income taxes, net of federal income tax effect(1)	3,040	5.9%	4,612	(6.8)%	475	(0.4)%
Foreign tax effects
United Kingdom
Share-based payment awards	(1,741)	(3.4)%	(1,203)	1.8%	167	(0.1)%
Other	470	0.9%	313	(0.5)%	(983)	0.9%
France
Share-based payment awards	552	1.1%	(896)	1.3%	492	(0.4)%
Anti-hybrid mismatch rules	(788)	(1.5)%	569	(0.8)%	483	(0.4)%
Other	117	0.2%	227	(0.3)%	(458)	0.4%
Germany
Trade taxes	726	1.4%	(92)	0.1%	105	(0.1)%
Other	(517)	(1.0)%	(76)	0.1%	67	(0.1)%
Other foreign jurisdictions	110	0.2%	124	(0.2)%	277	(0.2)%
Effect of cross-border tax laws
Branch income	1,721	3.3%	1,879	(2.8)%	(928)	0.8%
Changes in valuation allowances	1,347	2.6%	—	—%	—	—%
Nontaxable or nondeductible items
Excess tax benefit on share-based payments	(14,545)	(28.2)%	(8,812)	12.9%	251	(0.2)%
Non-deductible compensation expense	3,436	6.7%	35,246	(51.6)%	11,726	(10.4)%
(Income) loss allocated to non-controlling interests	(1,888)	(3.7)%	3,697	(5.4)%	11,991	(10.6)%
Meals and entertainment	713	1.4%	794	(1.2)%	389	(0.3)%
Changes in unrecognized tax benefits	448	0.9%	(1,581)	2.3%	(2,003)	1.8%
Other adjustments	(507)	(1.0)%	622	(0.8)%	661	(0.8)%
Effective tax rate	$3,512	6.8%	$21,089	(30.9)%	$(980)	0.9%
__________________
(1)State and local income taxes in California, New York and New York City for the years ended December 31, 2025, 2024, and 2023 made up the majority (greater than 50%) of the tax effect in this category.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
A reconciliation of the total income taxes paid for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023
U.S. federal	$8,248	$6,652	$—
U.S. state and local
New York State	441	194	—
New York City	1,382	927	1,030
California	423	646	—
Texas	453	401	—
Other	444	79	371
Total state and local	$3,143	$2,247	$1,401
Foreign
United Kingdom	$—	$(312)	$950
France	78	11	(6)
Germany	(680)	476	533
Germany - Trade Tax	(875)	516	581
Canada	(675)	693	1,109
Total foreign	$(2,152)	$1,384	$3,167
Total income taxes paid	$9,239	$10,283	$4,568
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
The significant components of deferred tax assets and liabilities included on the Company’s Consolidated Statements of Financial Condition are as follows:

	December 31,
	2025	2024
Deferred tax asset
Step-up in tax basis in PWP OpCo assets	$101,731	$71,626
Operating lease liabilities	42,559	40,066
RSU amortization	27,749	22,740
Deferred compensation	1,428	646
Other	6,052	3,835
Deferred tax assets before valuation allowance	179,519	138,913
Valuation allowance	(3,563)	(2,049)
Total deferred tax assets	175,956	136,864
Deferred tax liability
Operating right-of-use lease assets	(33,655)	(31,639)
Intangible assets	(1,111)	(1,694)
Fixed assets	(8,183)	(8,614)
Anticipatory foreign tax credit	(2,850)	(1,979)
Other	(1,104)	(570)
Total deferred tax liabilities	(46,903)	(44,496)
Deferred tax asset, net(1)	$129,053	$92,368
__________________
(1)Pursuant to the netting requirements of ASC 740, $0.5 million and $0.6 million of deferred tax liabilities are presented within Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of December 31, 2025 and 2024.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of December 31, 2025 the Company has a foreign tax credit carryforward of $0.6 million which expires in 2035 and New York City UBT credits of $1.9 million which expire between 2028 and 2032.
The Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. ASC Topic 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company recognized a valuation allowance of $3.6 million and $2.0 million, respectively, related to certain deferred tax assets that the Company does not expect to realize, a majority of which is attributable to the New York City UBT credits. No deferred tax asset has been recorded for the excess tax over book outside basis difference related to the Company’s investment in PWP OpCo as the deferred tax asset is not expected to reverse. The Company believes it is more-likely-than-not that the remaining net deferred tax asset recorded as of December 31, 2025 will be recovered in the future based on all available positive and negative evidence.
For the years ended December 31, 2025, 2024, and 2023, the Company recorded an increase to the deferred tax asset of $35.8 million, $42.3 million, and $9.9 million, respectively, related to the step-up in tax basis of PWP OpCo assets in connection with the exchanges of PWP OpCo units for cash or stock of the Company during the year. In connection with the step-up in tax basis generated from the exchanges, the Company increased the Amount due pursuant to tax receivable agreement on the Consolidated Statements of Financial Condition by $30.5 million, $35.7 million, and $8.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. The remaining tax benefit is allocable to the Company and is recorded within additional paid-in-capital.
The Company does not have excess book over tax basis in its foreign investments and has therefore not provided a deferred tax liability with respect to an outside basis difference in its investment in foreign subsidiaries.
A reconciliation of the changes in tax positions for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023
Beginning unrecognized tax benefit	$2,184	$3,704	$5,628
Additions for tax positions of prior years	216	241	366
Reductions for tax positions of prior years	—	(3,308)	(2,944)
Additions for tax positions of current year	1,034	1,681	506
Foreign currency translation	224	(134)	148
Ending unrecognized tax benefit	$3,658	$2,184	$3,704
The Company classifies interest relating to tax matters and tax penalties as components of Income tax expense (benefit) on its Consolidated Statements of Operations. As of December 31, 2025, 2024, and 2023, there were $3.0 million, $1.0 million, and $2.8 million, respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. For the years ended December 31, 2025, 2024, and 2023, $0.5 million, $0.3 million, and $0.4 million, respectively, of interest and penalties were recognized with respect to unrecognized tax benefits.
The Company is subject to taxation in the United States and various state, local and foreign jurisdictions. As of December 31, 2025, the Company is not subject to examination by the tax authorities in these jurisdictions for years before 2018.
Note 10—Debt
As of December 31, 2025 and 2024, the Company had no outstanding debt. The Company has a revolving credit facility (the “Revolving Credit Facility”) through a credit agreement with Cadence Bank (the “Credit Agreement”), with an available line of credit of $50.0 million and with up to $20.0 million of available incremental revolving commitments. Effective December 31, 2024, the maturity date was extended from July 1, 2025 to July 1, 2028. Issuance costs incurred related to the Credit Agreement are amortized as interest expense using the effective interest method over the life of the Revolving Credit Facility. The Company is also charged a quarterly commitment fee of 0.25% on any unused portion of the line of credit, which is recorded as interest expense. Interest expense related to the Revolving Credit Facility was immaterial for the years ended December 31, 2025, 2024, and 2023 and is included within Other income (expense) on the Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests
Common Stock and Preferred Stock
Holders of Class A common stock are entitled to one vote for each share on all matters submitted to the stockholders for their vote or approval. Prior to December 31, 2024, the Company had two classes of Class B common stock: Class B-1 common stock and Class B-2 common stock, the latter of which was no longer outstanding as of December 31, 2024. Each share of Class B-1 common stock, held by VoteCo Professionals subsequent to the Division, is entitled to ten votes per share for so long as Professional Partners or its Limited Partners as of the date of Closing or its or their respective successors or assigns maintain, directly or indirectly, ownership of PWP OpCo Units that represent at least 10% of the Company’s issued and outstanding Class A common stock (calculated, without duplication, on the basis that all issued and outstanding PWP OpCo Units not held by the Company or its subsidiaries had been exchanged for Class A common stock) (the “Class B Condition”). After the Class B Condition ceases to be satisfied, each share of Class B-1 common stock is entitled to one vote.
On March 1, 2024, the Company issued and sold 5,750,000 shares of Class A common stock at a price of $12.00 per share for net proceeds of $66.0 million after deducting underwriting discounts and offering costs.
The Company currently does not have any preferred stock issued and outstanding, but the Board of Directors maintains the right to establish preferred stock in the future.
Dividends and Distributions
Holders of Class A and Class B common stock are entitled to receive ratably, in proportion to the number of shares held, dividends and other distributions when declared, with holders of Class B common stock entitled to receive an amount equal to such dividends or other distributions as would be made on 0.001 shares of Class A common stock. During the years ended December 31, 2025 and 2024, the Company’s Board of Directors declared cash dividends of $0.28 per share of Class A common stock totaling $23.7 million and $22.6 million, respectively, including dividends paid, accrued dividend equivalents, and dividend equivalent units on unvested PWP Incentive Plan Awards (as defined in Note 12—Equity-Based Compensation). Dividends on Class B common stock (equal to the amount of dividends declared on 0.001 shares of Class A common stock) are included in the aforementioned total dividends declared.
In accordance with the PWP OpCo LPA, the Company uses best efforts to make sufficient quarterly cash distributions to the holders of the PWP OpCo Units (the “PWP OpCo Unitholders”) to fund their tax obligations in respect of the income of PWP OpCo that is allocated to them.
Share Repurchases
On February 16, 2022, the Company’s Board of Directors initially approved a stock repurchase program and the authorized amount under such program was increased on February 8, 2023 such that the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock. On June 3, 2024, the Company repurchased 1,000,000 founder shares at a purchase price of $15.00 per share for a total purchase price of $15.0 million. Since inception of the share repurchase program, 14,750,036 shares have been purchased at an average price per share of $9.48 through December 31, 2025 for a total purchase price of $139.8 million. On August 9, 2021, prior to the implementation of the stock repurchase program, the Company repurchased 1,000,000 founder shares at a purchase price of $12.00 per share for a total purchase price of $12.0 million.
Redeemable Non-Controlling Interests
As a result of the Merger, the Non-controlling interests on the Consolidated Statements of Financial Condition were reclassified to Redeemable non-controlling interests within temporary equity. Redeemable non-controlling interests are presented at their redemption value as of the reporting date and represent the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. As of December 31, 2025, the current and former working partners collectively own 22,139,506 PWP OpCo Units, which represents a 24.9% non-controlling ownership interest in PWP OpCo.

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
Exchange Rights
PWP OpCo Unitholders (other than the Company) may exchange their units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock, and (iii) subsequent to the Merger, cash from any other source. Concurrently with an exchange, such PWP OpCo Unitholder is required to surrender shares of Class B common stock for additional shares of Class A common stock or cash at a conversion rate of 0.001. Whether the exchanging PWP OpCo Unitholder receives cash or Class A common stock in exchange for their PWP OpCo Units and Class B common stock is at the Company’s discretion. Working partners are restricted in their ability to exchange PWP OpCo Units for a period between three to five years after the Business Combination. PWP GP may waive, and in certain cases has waived, the foregoing restrictions for any holder with respect to all or a portion of such holder’s units, with no obligation to do so for any other holder. For the years ended December 31, 2025, 2024, and 2023, the Company settled exchanges of certain PWP OpCo Units and certain shares of Class B common stock for 4,055,056, 4,779,321, and 2,977,506 shares of Class A common stock, respectively. Separately, during the year ended December 31, 2025, the Company elected to settle exchanges of 1,270,086 PWP OpCo Units and corresponding shares of Class B common stock at an average price of $22.65 per PWP OpCo Unit for $28.3 million in cash as well as the non-cash settlement of certain partner promissory notes. Additionally, during the year ended December 31, 2024, the Company elected to settle exchanges of 3,204,979 PWP OpCo Units and corresponding shares of Class B common stock at an average price of $20.98 per PWP OpCo Unit for $63.4 million in cash as well as the non-cash settlement of certain partner promissory notes. Refer to Note 16—Related Party Transactions for more information on the non-cash settlement of partner promissory notes.
To the extent an exchange creates a step-up in tax basis, the Company records an increase in Deferred tax assets, net, Amounts due pursuant to tax receivable agreement, and Additional paid-in-capital.
Note 12—Equity-Based Compensation
PWP Omnibus Incentive Plan Awards
Concurrent with the Business Combination, the Company adopted the Perella Weinberg Partners 2021 Omnibus Incentive Plan (the “PWP Incentive Plan”), which establishes a plan for the granting of various forms of incentive compensation awards, including RSUs and performance restricted stock units (“PSUs”), measured by reference to PWP Class A common stock (“PWP Incentive Plan Awards”). The PWP Incentive Plan established a reserve for a one-time grant of awards in connection with the Business Combination as well as a reserve for general purpose grants (the “General Share Reserve”). Grantees have rights to dividends declared during the vesting period and receive such dividends only upon vesting in the form of cash or dividend equivalent units. The Company uses newly issued shares of Class A common stock to satisfy vested awards, with the exception of shares issued out of treasury stock for vested awards (and related dividend equivalent units) held by French employees. Pursuant to the PWP Incentive Plan, the number of shares of Class A common stock reserved for issuance from the General Share Reserve increases each year. As of December 31, 2025, 10,657,730 total shares remained reserved and available for future issuance.
In connection with the Business Combination, the Company granted awards in the form of (a) RSUs that vest upon the achievement of service conditions (“Transaction RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions, including certain long-term incentive awards granted to management (“Transaction PSUs”).

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table summarizes the activity related to the Transaction RSUs and Transaction PSUs during the year ended December 31, 2025:

	Transaction RSUs		Transaction PSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2025	1,228,606	$10.01	7,365,964	$10.04
Granted(1)	1,936	$13.97	9,568	$12.74
Vested	(550,000)	$9.55	(1,902,443)	$10.94
Forfeited	—	$—	(5,932)	$12.74
Balance at December 31, 2025	680,542	$10.40	5,467,157	$9.73
__________________
(1)After the Business Combination, grants of Transaction RSUs and Transaction PSUs include only dividend equivalent units that have been awarded in the form of additional units granted from the General Share Reserve.
The Transaction RSUs generally vest in equal annual installments over the requisite service period of three to five years from the date of grant. The total fair value of Transaction RSUs that vested during the years ended December 31, 2025, 2024, and 2023 was $12.2 million, $32.0 million, and $10.9 million, respectively. As of December 31, 2025, total unrecognized compensation expense related to unvested Transaction RSUs was $1.7 million, which is expected to be recognized over a weighted average period of 0.7 years.
The service condition requirement with respect to the Transaction PSUs is generally satisfied over three to five years from the date of grant. The market condition requirement is satisfied in various increments upon the shares of Class A common stock achieving closing prices ranging from $12.00 to $30.00. As of December 31, 2025, the price targets ranging from $12.00 and $20.00 as well as substantially all of the $25.00 price target were met for the Transaction PSUs.
The total fair value of Transaction PSUs that vested during the years ended December 31, 2025, 2024, and 2023 was $44.3 million, $61.8 million, and $0.2 million, respectively. During the year ended December 31, 2023, the Company modified certain Transaction PSUs held by one employee to remove the market conditions, which resulted in a modification of the awards under ASC Topic 718, Compensation—Stock Compensation. Incremental compensation cost of $10.2 million related to the modification is being recognized over the remaining requisite service period. As of December 31, 2025, total unrecognized compensation expense related to unvested Transaction PSUs was $5.8 million, which is expected to be recognized over a weighted average period of 0.7 years.
General Awards
The Company grants units from the General Share Reserve from time to time in the ordinary course of business in the form of (a) RSUs that vest upon the achievement of service conditions (“General RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions (“General PSUs”).

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table summarizes the activity related to the General RSUs and General PSUs during the year ended December 31, 2025:

	General RSUs		General PSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2025	14,684,610	$11.92	1,000,000	$6.02
Granted(1)	5,612,904	$23.43	—	$—
Vested	(5,925,715)	$11.42	—	$—
Forfeited	(277,254)	$18.09	—	$—
Balance at December 31, 2025	14,094,545	$16.59	1,000,000	$6.02
__________________
(1)Includes dividend equivalent units that have been awarded in the form of additional General RSUs that were granted from the General Share Reserve.
General RSUs vest over a requisite service period, which is generally one to three years from the date of grant. The weighted-average grant date fair value of the General RSUs granted during the years ended December 31, 2025, 2024, and 2023 was $23.43, $13.91, and $10.23 per award, respectively, which was based on the PWP stock price on the date of grant. The total fair value of General RSUs that vested during the years ended December 31, 2025, 2024, and 2023 was $134.8 million, $62.0 million, and $28.9 million, respectively. As of December 31, 2025, total unrecognized compensation expense related to unvested General RSUs was $129.0 million, which is expected to be recognized over a weighted average period of 1.8 years.
During the year ended December 31, 2023, the Company made a grant of General PSUs with a service condition requirement satisfied over three to five years from the date of grant and a market condition requirement satisfied in various increments upon the shares of Class A common stock achieving closing prices ranging from $15.00 to $30.00. No General PSUs vested during the years ended December 31, 2025, 2024 and 2023 and none were granted for the years ended December 31, 2025 and 2024. As of December 31, 2025, the price targets ranging from $15.00 to $20.00 as well as substantially all of the $25.00 price target were met for the General PSUs. As of December 31, 2025, total unrecognized compensation expense related to unvested General PSUs was $1.4 million, which is expected to be recognized over a weighted average period of 1.9 years. The Company estimated the fair value of the General PSUs on the grant date using a Monte-Carlo simulation valuation model with the following assumptions:

Risk-free interest rate	4.07%
Dividend yield	2.72%
Volatility factor(1)	34.93%
________________
(1)Based on historical peer company volatility.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Legacy Awards and Professional Partners Awards
Prior to the Business Combination, Professional Partners granted certain equity-based awards to partners providing services to PWP OpCo (the “Legacy Awards”). In connection with the Business Combination and a related internal reorganization of Professional Partners, existing Legacy Awards were canceled and replaced by converting each limited partner’s capital interests in Professional Partners attributable to PWP OpCo into OCUs, VCUs, and/or ACUs. The OCUs were fully vested upon recapitalization. The VCUs and ACUs (collectively, “Professional Partners Awards”) were held by current working partners and required services to be performed on behalf of PWP OpCo. The Professional Partners Awards were generally subject to a service-based graded vesting schedule over a three to five-year requisite service period. Once vested, the Professional Partners Awards became OCUs, other than the cash-settled ACUs referenced below, and are eligible for the same exchange rights as other PWP OpCo Units, subject to certain lock-up periods. Refer to Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests for more information on exchange rights.
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
In connection with the Vesting Acceleration, the Company paid or accrued a combined $86.6 million in settlement of 6,149,211 ACUs and corresponding shares of Class B common stock. Of that amount, the Company paid $60.6 million in settlement of liability-classified ACUs and $15.7 million for withholding tax payments on equity-classified ACUs and the settlement of other liabilities. These amounts are included within cash flows from operating activities and financing activities, respectively, on the Consolidated Statement of Cash Flows for the year ended December 31, 2024. As of December 31, 2024, $10.3 million of withholding taxes payable related to the Vesting Acceleration is included in Accounts payable, accrued expenses and other liabilities on the Consolidated Statement of Financial Condition. As of December 31, 2025, the amount was fully settled.
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

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the expense related to equity-based awards that were recorded in Professional fees and components of Equity-based compensation included on the Consolidated Statements of Operations:

	Year Ended December 31,
	2025	2024	2023
Professional fees
PWP Incentive Plan Awards	$736	$1,500	$2,089

Equity-based compensation
PWP Incentive Plan Awards	$109,759	$114,058	$104,159
Legacy Awards	—	—	9,674
Professional Partners Awards (equity-classified)	—	74,736	68,542
Professional Partners Awards (liability-classified)	—	69,502	—
Total Equity-based compensation	$109,759	$258,296	$182,375

Income tax benefit of equity-based awards	$18,645	$19,526	$14,485
Note 13—Other Compensation and Benefits
Compensation and benefits expense consists of salaries, bonuses (discretionary awards and guaranteed amounts), severance, as well as payroll and related taxes and benefits for the Company’s employees. In all instances, compensation expense is accrued over the requisite service period.
Deferred Compensation Programs
From time to time, the Company has offered various deferred compensation plans to certain employees. As of December 31, 2025 and 2024, no deferred compensation liabilities remained outstanding. During the year ended December 31, 2023, $2.9 million was settled, of which $1.5 million was settled through a reduction of certain partners’ outstanding promissory notes and interest receivable. Refer to Note 16—Related Party Transactions for more information.
Benefit Plans
Certain employees participate in employee benefit plans, which consist of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code, (ii) a U.K. pension scheme for U.K. employees and (iii) a German pension plan for employees in Germany. Expenses related to the Company’s employee benefit plans were $6.2 million, $7.0 million, and $6.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in Compensation and benefits on the Consolidated Statements of Operations.
Business Realignment
During the second quarter of 2023, the Company began a review of the business, which resulted in headcount reductions in order to improve compensation alignment and to provide greater flexibility to advance strategic opportunities (the “Business Realignment”). In conjunction with the Business Realignment and for the years ended December 31, 2024 and 2023, the Company incurred expenses related to separation and transition benefits of $1.8 million and $22.2 million, respectively, and the acceleration of equity-based compensation amortization (net of forfeitures) of $1.5 million and $15.1 million, respectively. Such amounts are presented in Compensation and benefits and Equity-based compensation on the Consolidated Statements of Operations, respectively. As of December 31, 2024, all of the expected Business Realignment costs were incurred and there were no remaining liabilities outstanding.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 14—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$35,477	$(64,728)	$(17,223)
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	9,936	—	(97,775)
Dilutive effect from assumed vesting of PWP Incentive Plan Awards, net of tax	1,738	—	—
Net income (loss) attributable to Perella Weinberg Partners – diluted	$47,151	$(64,728)	$(114,998)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	64,208,733	53,187,995	43,273,939
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	24,966,231	—	43,505,113
Weighted average number of incremental shares from assumed vesting of PWP Incentive Plan Awards	11,673,973	—	—
Weighted average shares of Class A common stock outstanding – diluted	100,848,937	53,187,995	86,779,052
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.55	$(1.22)	$(0.40)
Diluted	$0.47	$(1.22)	$(1.33)
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
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Year Ended December 31,
	2025	2024	2023
PWP OpCo Units	—	34,588,419	—
PWP Incentive Plan Awards	—	10,941,161	2,186,189
Total	—	45,529,580	2,186,189

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
As of December 31, 2025 and 2024, the fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items.
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that are measured on a recurring basis pursuant to the above fair value hierarchy levels as of December 31, 2025 and 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial liabilities
Earn-out consideration	$—	$—	$3,140	$3,140

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
U.S. Treasury securities	$95,994	$—	$—	$95,994
The Company had no transfers between fair value levels during each of the years ended December 31, 2025 and 2024.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The fair value of the Earn-out is determined using a discounted cash flow valuation model (the “Valuation Model”). As of December 31, 2025, the Earn-out is classified as Level 3 due to use of significant unobservable inputs in the Valuation Model, including the application of probabilities when assessing when and whether performance thresholds will be met. Additional inputs into the Valuation Model for the Earn-out were as follows:

December 31, 2025
Discount rate	3.97%
Expected term (years)	3.00
The Company’s discount rate assumption reflects a blended corporate credit rating representative of comparable entities, considering the expected timing of cash outflows.
The following table presents the changes in fair value of the Level 3 financial liabilities for the period from October 1, 2025 to December 31, 2025:

Earn-out consideration
Balance at Acquisition Closing	$3,490
Settlements	(103)
Change in fair value	(247)
Balance at end of period	$3,140
As of December 31, 2024, the Company held investments in U.S. Treasury securities with original maturities greater than three months from the date of purchase, which are presented at fair value as Investments in short-term marketable debt securities on the Consolidated Statements of Financial Condition. These investments had an aggregate cost basis of $74.9 million as of December 31, 2024. As of December 31, 2024, the Company also held $20.2 million of investments in U.S. Treasury securities with original maturities of three months or less from the date of purchase, which are presented within Cash and cash equivalents on the Consolidated Statements of Financial Condition. The Company had $0.2 million, $1.5 million, and $2.7 million of interest income and net unrealized gains (losses) on U.S Treasury securities for the years ended December 31, 2025, 2024, and 2023, respectively, which is included in Other income (expense) on the Consolidated Statements of Operations.
Note 16—Related Party Transactions
PWP Capital Holdings LP
On February 28, 2019, a reorganization of the existing investment banking advisory and asset management businesses of PWP Holdings LP was effected which resulted in the spin-off of its asset management business (the “Separation”). PWP Holdings LP was divided into (i) PWP OpCo, which holds the advisory business and (ii) PWP Capital Holdings LP (“Capital Holdings”), which holds the asset management business. Capital Holdings entered into an arrangement with certain employees of the Company, including members of management, related to services provided directly to Capital Holdings. With respect to services provided to Capital Holdings, the amounts paid and payable to such employees now and in the future are recognized by Capital Holdings. All compensation related to services these employees provide to the Company are included in Compensation and benefits on the Consolidated Statements of Operations. During the year ended December 31, 2023, the Company provided certain administrative services and leased office space to Capital Holdings, generating income that is reflected as Related party income on the Consolidated Statements of Operations. These arrangements were no longer in effect subsequent to December 31, 2023.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and Investor Limited Partners that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of December 31, 2025, the Company had a liability of $93.5 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date and is reported within Amount due pursuant to tax receivable agreement on the Consolidated Statements of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which are exclusive of potential payments in respect of future exchanges and may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
2026	$2,460
2027	4,373
2028	5,301
2029	5,396
2030	5,516
Thereafter	70,415
Total payments	$93,461
Partner Promissory Notes and Other Partner Loans
The Company loaned money pursuant to promissory note agreements (the “Partner Promissory Notes”) to certain partners. The Partner Promissory Notes bear interest at a semi-annual rate equal to the Federal Mid-Term Rate. The Partner Promissory Notes are due on various dates or in the event a partner is terminated or leaves at will and are primarily secured by the partner’s equity interests in PWP OpCo or one of its affiliates. As the Partner Promissory Notes and associated interest receivable related to equity transactions, they were recognized as a reduction of equity. As of December 31, 2025 and 2024, substantially all of the Partner Promissory Notes were settled.
From time to time, PWP OpCo and certain of its subsidiaries have agreed to provide loans to or make payments on behalf of certain partners. As of December 31, 2025 and 2024, $0.6 million and $1.1 million, respectively, of amounts due from partners are recognized in Due from related parties on the Consolidated Statements of Financial Condition.
During the years ended December 31, 2025 and 2024, $0.5 million and $3.9 million, respectively, of principal and interest related to Partner Promissory Notes and other partner loans was effectively repaid through the cancellation of PWP OpCo units held by such partners. Additionally, during the year ended December 31, 2024, $1.1 million of principal and interest was repaid with cash. During the year ended December 31, 2023, $1.5 million was effectively repaid by foregoing the amount due to such partners under deferred compensation agreements.
Other Related Party Transactions
The Merger on April 1, 2024 was effected to simplify the structure for the partners in Professional Partners with respect to their indirect interests in PWP OpCo. The purpose of the related Vesting Acceleration was to facilitate the payment of taxes associated with ACU vesting to align with the treatment of vested restricted stock units of the Company. Certain holders of these interests in PWP OpCo, including holders of Accelerated Units, are directors and officers of the Company. Refer to Note 12—Equity-Based Compensation for additional information on the Merger and related transactions.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 17—Commitments and Contingencies
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of December 31, 2025 and 2024, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and, after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the consolidated financial statements of the Company as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024, and 2023.
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
During the years ended December 31, 2025, 2024, and 2023, the Company incurred $12.8 million, $10.2 million, and $2.1 million, respectively, in legal and professional fees, net of expected insurance reimbursement, related to this litigation. These litigation costs are included in Professional fees on the Consolidated Statements of Operations.
Note 18—Segment and Geographic Information
As a global independent advisory firm, the Company provides a range of advisory services depending on the needs of its clients, including advice related to M&A execution, shareholder engagement advisory, financing and capital solutions, capital markets advisory, private funds advisory, private capital placement, as well as underwriting and research services primarily for the energy and related industries. The Company provides advisory services to multiple industry sectors, geographic markets and clients, but the nature, process, delivery and regulatory complexities of advisory services are similar across the business. The Company is organized under an integrated approach to maximize the value of advice to clients by drawing upon the diversified expertise and broad relationships of its senior professionals. As such, the Company is managed on a consolidated basis, which results in one reportable segment: Advisory.
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
During the year ended December 31, 2024, revenues of $99.9 million from one individual client accounted for more than 10% of aggregate revenues. There was no individual client that accounted for more than 10% of aggregate revenues for the years ended December 31, 2025 and 2023.

Perella Weinberg Partners
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Year Ended December 31,
	2025	2024	2023
Revenues
United States	$563,201	$753,486	$530,284
United Kingdom	100,861	48,800	53,571
Other international countries	86,841	75,753	64,797
Total	$750,903	$878,039	$648,652

	December 31,
	2025	2024
Assets
United States	$588,736	$687,784
United Kingdom	149,365	138,216
Other international countries	59,536	50,751
Total	$797,637	$876,751
Note 19—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these consolidated financial statements.
On January 1, 2026, the total shares reserved and available for future issuance under the PWP Incentive Plan increased to 13,331,873 in accordance with the terms of such plan, and on February 13, 2026, the Company granted 5,012,956 RSUs to certain employees and executive officers pursuant to such plan.
On February 4, 2026, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be paid on March 9, 2026 to Class A common stockholders of record on February 17, 2026. Holders of Class B common stock will also receive dividends equal to the amount of dividends made on 0.001 shares of Class A common stock.

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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Perella Weinberg Partners
Opinion on Internal Control Over Financial Reporting
We have audited Perella Weinberg Partners' internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Perella Weinberg Partners (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity and redeemable non-controlling interests and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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
February 27, 2026

Item 9B. Other Information
Insider Trading Arrangements and Policies
During the three months ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors and executive officers set forth under the caption “Proposal 1—Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
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
The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024.
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

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Perella Weinberg Partners (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2024).

3.3	Amended and Restated Bylaws of Perella Weinberg Partners (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2021).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2021).

4.2*	Description of Securities.

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

10.8
Third Amended and Restated Agreement of Limited Partnership of PWP Holdings LP, dated as of February 5, 2025, by and among PWP GP LLC, the Company, and the other limited partners party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2025).

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

10.14
Amendment No. 4 to Credit Agreement, dated as of January 24, 2025, by and among Perella Weinberg Partners Group LP, PWP Holdings LP, the subsidiary guarantors and lenders party thereto, and Cadence Bank, as administrative agent (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.15†	Form of Management Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2021).

10.16*†	Form of Series A PI Unit Award Agreement.

19.1	Perella Weinberg Partners Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2025).

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1*	Powers of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Perella Weinberg Partners Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2024).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

PERELLA WEINBERG PARTNERS

Date:	February 27, 2026	By:	/s/ ANDREW BEDNAR
Andrew Bednar
Chief Executive Officer

Date:	February 27, 2026	By:	/s/ ALEXANDRA GOTTSCHALK
Alexandra Gottschalk
Chief Financial Officer

POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Bednar and Alexandra Gottschalk, and each of them, his or her true and lawful attorney-in-fact and agents with full and several power of substitution, for him or her and his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2026.

Signature	Title

/s/ ANDREW BEDNAR	Chief Executive Officer
Andrew Bednar	(Principal Executive Officer)

/s/ ALEXANDRA GOTTSCHALK	Chief Financial Officer
Alexandra Gottschalk	(Principal Financial Officer and Principal Accounting Officer)

/s/ PETER A. WEINBERG	Chairman
Peter A. Weinberg

/s/ JOSEPH R. PERELLA	Chairman Emeritus
Joseph R. Perella

/s/ ROBERT K. STEEL	Vice Chairman
Robert K. Steel

/s/ DIETRICH BECKER	Director
Dietrich Becker

/s/ EDWIN BENNETT	Director
Edwin Bennett

/s/ HOUDA DABBOUSSI	Director
Houda Dabboussi

/s/ ELIZABETH COGAN FASCITELLI	Director
Elizabeth Cogan Fascitelli

/s/ KRISTIN W. MUGFORD	Director
Kristin W. Mugford

/s/ JORMA OLLILA	Director
Jorma Ollila

/s/ JANE C. SHERBURNE	Director
Jane C. Sherburne