Form 10-Q
period 2026-03-31
Perella Weinberg Partners
filed 2026-05-01
CIK 1777835

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
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2026, the registrant had 71,009,967 shares of Class A common stock, par value $0.0001 per share, and 21,924,506 shares of Class B common stock, par value $0.0001 per share, outstanding.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements regarding expectations for the business are “forward-looking statements.” In addition, words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the control of the parties, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Perella Weinberg Partners
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in Thousands, Except Per Share and Per Unit Amounts)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$77,655	$255,906
Restricted cash	1,124	1,144
Accounts receivable, net of allowance	33,455	62,689
Due from related parties	617	626
Fixed assets, net of accumulated depreciation and amortization	74,711	77,206
Intangible assets, net of accumulated amortization	10,270	12,523
Goodwill	72,691	72,691
Prepaid expenses and other assets	50,128	46,776
Right-of-use lease assets	135,325	138,495
Deferred tax assets, net	139,819	129,581
Total assets	$595,795	$797,637
Liabilities, Redeemable Non-Controlling Interests, and Equity
Accrued compensation and benefits	$49,321	$210,268
Accounts payable, accrued expenses and other liabilities	42,172	47,102
Lease liabilities	182,057	186,066
Amount due pursuant to tax receivable agreement	93,988	93,461
Total liabilities	367,538	536,897
Commitments and Contingencies (Note 16)
Redeemable non-controlling interests (21,924,506 units at redemption value of $17.47 per unit as of March 31, 2026; 22,139,506 units at redemption value of $17.53 per unit as of December 31, 2025)	382,966	388,099
Equity
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 84,629,593 issued and 70,556,186 outstanding at March 31, 2026; 1,500,000,000 shares authorized, 81,308,801 issued and 66,739,647 outstanding at December 31, 2025)	8	8
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 21,924,506 issued and outstanding at March 31, 2026; 600,000,000 shares authorized, 22,139,506 issued and outstanding at December 31, 2025)	2	2
Preferred stock, par value $0.0001 per share (100,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025)	—	—
Additional paid-in-capital	119,364	144,197
Retained earnings (accumulated deficit)	(135,616)	(130,596)
Accumulated other comprehensive income (loss)	(3,810)	(2,521)
Treasury stock, at cost (14,073,407 and 14,569,154 shares of Class A common stock at March 31, 2026 and December 31, 2025, respectively)	(134,657)	(138,449)
Total Perella Weinberg Partners equity	(154,709)	(127,359)
Total equity	(154,709)	(127,359)
Total liabilities, redeemable non-controlling interests, and equity	$595,795	$797,637
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2026	2025
Revenues	$148,917	$211,831
Expenses
Compensation and benefits	91,275	122,999
Equity-based compensation	30,785	26,245
Total compensation and benefits	122,060	149,244
Professional fees	7,912	19,196
Technology and infrastructure	9,980	9,289
Rent and occupancy	5,872	6,326
Travel and related expenses	5,928	5,644
General, administrative and other expenses	4,235	5,463
Depreciation and amortization	5,831	5,001
Total expenses	161,818	200,163
Operating income (loss)	(12,901)	11,668
Non-operating income (expenses)
Other income (expense)	2,259	231
Total non-operating income (expenses)	2,259	231
Income (loss) before income taxes	(10,642)	11,899
Income tax expense (benefit)	(9,897)	(9,474)
Net income (loss)	(745)	21,373
Less: Net income (loss) attributable to non-controlling interests	(2,232)	4,034
Net income (loss) attributable to Perella Weinberg Partners	$1,487	$17,339
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.02	$0.28
Diluted	$0.02	$0.24
Weighted-average shares of Class A common stock outstanding
Basic	70,398,710	62,138,123
Diluted	101,175,788	75,839,577

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(745)	$21,373
Foreign currency translation gain (loss), net of tax	(1,682)	2,756
Comprehensive income (loss)	(2,427)	24,129
Less: Comprehensive income (loss) attributable to non-controlling interests	(2,625)	4,858
Comprehensive income (loss) attributable to Perella Weinberg Partners	$198	$19,271

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable Non-Controlling Interests
Balance at December 31, 2025	81,308,801	22,139,506	(14,569,154)	$8	$2	$(138,449)	$144,197	$(130,596)	$(2,521)	$(127,359)	$388,099
Net income (loss)	—	—	—	—	—	—	—	1,487	—	1,487	(2,232)
Equity-based awards	—	—	—	—	—	—	30,971	—	—	30,971	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	3,105,577	—	495,747	—	—	3,792	(3,792)	—	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(55,160)	—	—	(55,160)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	90	(6,507)	—	(6,417)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(1,289)	(1,289)	(393)
Other	—	—	—	—	—	—	453	—	—	453	4
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests)	215,215	(215,000)	—	—	—	—	93	—	—	93	—
Change in ownership interests	—	—	—	—	—	—	9,170	—	—	9,170	(9,170)
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	(6,658)	—	—	(6,658)	6,658
Balance at March 31, 2026	84,629,593	21,924,506	(14,073,407)	$8	$2	$(134,657)	$119,364	$(135,616)	$(3,810)	$(154,709)	$382,966
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable Non-Controlling Interests
Balance at December 31, 2024	72,544,696	27,460,600	(13,362,975)	$7	$3	$(111,484)	$—	$(303,708)	$(6,193)	$(421,375)	$651,140
Net income (loss)	—	—	—	—	—	—	—	17,339	—	17,339	4,034
Equity-based awards	—	—	—	—	—	—	—	26,396	—	26,396	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	3,366,995	—	387,054	—	—	4,644	—	(4,644)	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	—	(69,741)	—	(69,741)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	—	(6,030)	—	(6,030)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	1,932	1,932	824
Other	—	—	—	—	—	—	—	424		424	(3)
Exchange of PWP OpCo Units and corresponding Class B common stock for cash (Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests)	—	(1,270,086)	—	—	—	—	—	—	—	—	(28,792)
Treasury stock purchase	—	—	(749,432)	—	—	(14,442)	—	—	—	(14,442)	—
Change in ownership interests	—	—		—	—	—	—	3,207	—	3,207	(3,207)
Changes in redemption value of redeemable non-controlling interests	—	—		—	—	—	—	139,162	—	139,162	(139,162)
Balance at March 31, 2025	75,911,691	26,190,514	(13,725,353)	$7	$3	$(121,282)	$—	$(197,595)	$(4,261)	$(323,128)	$484,834
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(745)	$21,373
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based awards vesting expense	30,971	26,396
Depreciation and amortization	5,831	5,001
Foreign currency revaluation	1,013	(162)
Non-cash operating lease expense	2,752	2,498
Deferred taxes	(9,273)	(10,033)
Other	(155)	2,257
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	29,197	25,645
Prepaid expenses and other assets	(3,490)	(12,213)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(160,455)	(241,715)
Accounts payable, accrued expenses and other liabilities	(1,867)	7,180
Lease liabilities	(3,486)	(2,748)
Net cash provided by (used in) operating activities	(109,707)	(176,521)
Cash flows from investing activities
Purchases of fixed assets	(2,064)	(1,044)
Maturities of investments in short-term marketable debt securities	—	74,911
Net cash provided by (used in) investing activities	(2,064)	73,867
Cash flows from financing activities
Exchange of PWP OpCo Units and corresponding Class B common stock for cash	—	(28,258)
Withholding tax payments for vested PWP Incentive Plan Awards	(55,160)	(69,741)
Dividends paid on Class A and Class B common stock	(8,633)	(8,349)
Treasury stock purchases	—	(14,442)
Net cash provided by (used in) financing activities	(63,793)	(120,790)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,707)	3,179
Net increase (decrease) in cash, cash equivalents and restricted cash	(178,271)	(220,265)
Cash, cash equivalents and restricted cash, beginning of period	257,050	332,771
Cash, cash equivalents and restricted cash, end of period	$78,779	$112,506
Supplemental disclosure of non-cash activities
Accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards	$1,433	$1,483
Non-cash paydown of Partner promissory notes	$—	$534
Deferred tax effect resulting from changes in ownership and exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$529	$425
Supplemental disclosures of cash flow information
Cash paid (refunded) for income taxes	$(166)	$9,598
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
On June 24, 2021, the Company consummated a business combination that resulted in PWP OpCo becoming jointly-owned by Perella Weinberg Partners, PWP Professional Partners LP (“Professional Partners”) and certain existing partners of PWP OpCo as part of an umbrella limited partnership C-corporation (Up-C) structure (the “Business Combination”). As a result of a subsequent internal reorganization, the interests previously held by Professional Partners are now held by PWP VoteCo Professionals LP (“VoteCo Professionals”) and the former partners of Professional Partners directly.
The operations of PWP OpCo are conducted through a wholly-owned subsidiary, Perella Weinberg Partners Group LP, and its subsidiaries which are consolidated in these financial statements. PWP GP LLC (“PWP GP”) is the general partner that controls PWP OpCo. The limited partner interests of PWP OpCo are held by the Company and certain current and former working partners. The Company shareholders are entitled to receive a portion of PWP OpCo’s economics through their direct ownership interests in shares of Class A common stock of PWP. The non-controlling interest owners of PWP OpCo receive economics through ownership of PWP OpCo Class A partnership units (“PWP OpCo Units”) and have voting rights through indirect ownership of Class B common stock via VoteCo Professionals.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and all intercompany balances and transactions have been eliminated.
These condensed consolidated financial statements and notes thereto are unaudited, and as permitted by the interim reporting rules and regulations set forth by the SEC, exclude certain financial information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements reflect all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any highly liquid investments with original maturities of three months or less from the date of purchase. Cash account balances often exceed federally insured limits. Restricted cash represents cash that is not readily available for general purpose cash needs. As of March 31, 2026 and December 31, 2025, the Company had restricted cash of $1.1 million maintained as collateral for letters of credit related to certain office leases. As of March 31, 2026 and December 31, 2025, the Company held no cash equivalents. The sum of Cash and cash equivalents and Restricted cash on the Condensed Consolidated Statements of Financial Condition corresponds to the total cash, cash equivalents, and restricted cash presented on the Condensed Consolidated Statements of Cash Flows.
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of March 31, 2026 and December 31, 2025, the net assets of PWP OpCo were $196.5 million and $235.3 million, respectively. As of March 31, 2026 and December 31, 2025, the Company did not consolidate any VIEs other than PWP OpCo.
Redeemable Non-Controlling Interests
For entities that are consolidated but not 100% owned, a portion of the income (loss) and equity is allocated to holders of the non-controlling interest. Profits and losses of PWP OpCo are allocated to the non-controlling interests in proportion to their ownership interest regardless of their basis. Refer to Note 11—Equity-Based Compensation for further information.
Redeemable non-controlling interests are presented within temporary equity on the Condensed Consolidated Statements of Financial Condition at the higher of: (i) their redemption value as of the reporting date, which corresponds to the price of the Company’s Class A common stock, or (ii) their measurement pursuant to Accounting Standards Codification (“ASC” or the “Codification”) Topic 810, Consolidation. Changes in the current redemption value are recorded to Additional paid-in capital immediately as they occur. The magnitude of these changes may exceed the available balance of Additional paid-in capital, resulting in subsequent equity transactions being recorded to Accumulated deficit. As of March 31, 2025, $66.7 million was recorded to Accumulated deficit, driven by increases in the redemption value of Redeemable non-controlling interests. During the year ended December 31, 2025, equity transactions offset this cumulative amount and restored an Additional paid-in capital balance. Accordingly, no such amounts were recorded to Accumulated deficit as of December 31, 2025 or March 31, 2026.
When the Company has an unconditional obligation to purchase the Redeemable non-controlling interests for cash, the mandatorily redeemable interests are reclassified from temporary equity to a liability with changes in fair value recorded to Other income (expense) on the Condensed Consolidated Statements of Operations. As of March 31, 2026, there were no non-controlling interests considered mandatorily redeemable.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $1.2 million and $(1.8) million during the three months ended March 31, 2026 and 2025, respectively, which are included in Other income (expense) on the Condensed Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and profit and loss activity is generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests.
Recently Adopted Accounting Pronouncements
Credit Losses—Effective for the interim period ended March 31, 2026, the Company prospectively adopted Accounting Standards Update 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which amends the guidance in ASC Topic 326, Financial Instruments—Credit Losses to simplify the process for preparing the estimate of expected credit losses. The Company elected the practical expedient provided under ASU 2025-05 that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The adoption did not have a material impact on the Company's condensed consolidated financial statements.
Future Adoption of Accounting Pronouncements
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

	Three Months Ended March 31,
	2026	2025
Over time	$143,495	$208,731
Point in time	5,422	3,100
Total revenue	$148,917	$211,831
Reimbursable expenses billed to clients were $0.8 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Performance Obligations and Contract Balances
As of March 31, 2026, the aggregate amount of the transaction price, as defined in the Codification, allocated to performance obligations yet to be satisfied was $0.6 million, and the Company generally expects to recognize this revenue within the next twelve months. Such amounts primarily relate to the Company’s performance obligations of providing transaction-related advisory services. A significant portion of total revenues in any given period often relates to performance obligations that were satisfied or partially satisfied in prior periods. These amounts are recognized upon the resolution of revenue constraints and uncertainties in the relevant period and are generally related to transaction-related advisory services.
As of March 31, 2026 and December 31, 2025, the Company recorded $0.7 million and $1.0 million, respectively, for contract liabilities which are presented within Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.
Accounts Receivable and Allowance for Credit Losses
As of March 31, 2026 and December 31, 2025, $14.2 million and $22.2 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. These amounts have been recognized as revenue in accordance with the Company’s revenue recognition policies but remained unbilled at the end of the period. As of March 31, 2026, certain accounts receivable in the aggregate amount of $14.4 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with two clients. Of that amount, $10.3 million was subsequently received after March 31, 2026. As of December 31, 2025, certain accounts receivable in the aggregate amount of $22.3 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with three clients. Of that amount, all was subsequently received after year end.
The allowance for credit losses activity for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$1,496	$1,642
Bad debt expense, net of reversals	(189)	1,326
Write-offs	—	(235)
Foreign currency translation and other adjustments	—	24
Ending balance	$1,307	$2,757
Note 4—Leases
The Company leases office space and equipment under operating lease agreements.
On April 1, 2025, the Company entered into a seven-year agreement to sublease a portion of its New York office. The sublease term commenced in September 2025 and continues through August 2032. Sublease income is presented net within Rent and occupancy on the Condensed Consolidated Statements of Operations. Variable lease payments for the subtenant’s portion of occupancy costs will be recognized as incurred.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Other information as it relates to the Company’s operating leases is as follows:

	March 31, 2026	December 31, 2025
Weighted-average discount rate – operating leases	5.3%	5.0%
Weighted-average remaining lease term – operating leases	12.3 years	12.5 years

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$4,664	$4,692
Variable lease cost	929	1,012
Sublease income – operating leases	(935)	—
Total net lease cost	$4,658	$5,704

Net cash outflows on operating leases	$5,745	$4,936
Cash inflows on sublease	$346	$—
As of March 31, 2026, the maturities of undiscounted cash payments and cash receipts for operating leases are as follows:

Years Ending:	Operating Lease Payments	Sublease Receipts	Net Payments
Remainder of 2026	$12,668	$3,115	$9,553
2027	20,640	4,153	16,487
2028	20,092	4,153	15,939
2029	20,918	4,153	16,765
2030	20,414	4,153	16,261
Thereafter	152,943	7,379	145,564
Total lease payments	247,675	$27,106	$220,569
Less: Imputed interest	(65,618)
Total lease liabilities	$182,057
Note 5—Intangible Assets
The following table provides the detail of the Company’s intangible assets:

	March 31, 2026
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$54,500	$(45,457)	$9,043
Trade names and trademarks	18,400	(17,173)	1,227
Total	$72,900	$(62,630)	$10,270

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$54,500	$(43,664)	$10,836
Trade names and trademarks	18,400	(16,713)	1,687
Total	$72,900	$(60,377)	$12,523
Amortization expense related to intangible assets was $2.3 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively, and is included in Depreciation and amortization on the Condensed Consolidated Statements of Operations.
The following table summarizes the future aggregate amortization expense of the Company’s intangible assets held at March 31, 2026:

Remainder of 2026	$6,187
2027	2,333
2028	1,750
Total	$10,270
Note 6—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries. The SEC-regulated subsidiary does not hold funds or securities for, or owe money or securities to clients or carry accounts of or for clients, and as such is exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of March 31, 2026 and December 31, 2025, all regulated subsidiaries had capital in excess of their applicable minimum capital requirements. As a result of the minimum capital requirements and various regulations on these broker dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.
Note 7—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Leasehold improvements	$85,715	$85,226
Furniture and fixtures	13,516	13,565
Equipment	16,259	15,869
Software	5,508	5,446
Total	120,998	120,106
Less: Accumulated depreciation and amortization	(46,287)	(42,900)
Fixed assets, net	$74,711	$77,206
Depreciation expense related to fixed assets was $3.4 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense related to software costs was immaterial for the three months ended March 31, 2026 and 2025.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 8—Income Taxes
The following table summarizes the Company’s tax position for the periods presented:

	Three Months Ended March 31,
	2026	2025
Income (loss) before income taxes	$(10,642)	$11,899
Income tax expense (benefit)	$(9,897)	$(9,474)
Effective income tax rate	93.0%	(79.6)%
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
As of March 31, 2026 and December 31, 2025, the Company recorded a liability for unrecognized tax benefits of $3.6 million and $3.7 million, respectively, primarily related to potential double taxation at certain of its foreign subsidiaries. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.
Note 9—Debt
As of March 31, 2026 and December 31, 2025, the Company had no outstanding debt. The Company has a revolving credit facility (the “Revolving Credit Facility”) through a credit agreement with Cadence Bank (the “Credit Agreement”), with an available line of credit of $50.0 million with up to $20.0 million of available incremental revolving commitments, and a maturity date of July 1, 2028. Issuance costs incurred related to the Credit Agreement are amortized over the life of the Revolving Credit Facility. The Company is also charged a quarterly commitment fee of 0.25% on any unused portion of the line of credit.
Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests
Share Repurchases
On February 16, 2022, the Company’s Board of Directors initially approved a stock repurchase program and the authorized amount under such program was increased on February 8, 2023 such that the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock. Since inception of the share repurchase program, 14,750,036 shares have been purchased at an average price per share of $9.48 through March 31, 2026 for a total purchase price of $139.8 million. These amounts include 1,000,000 founder shares repurchased during 2024 at a purchase price of $15.00 per share for a total purchase price of $15.0 million. During 2021, prior to the implementation of the stock repurchase program, the Company repurchased 1,000,000 founder shares at a purchase price of $12.00 per share for a total purchase price of $12.0 million.
Redeemable Non-Controlling Interests
Redeemable non-controlling interests on the Condensed Consolidated Statements of Financial Condition are presented within temporary equity. Redeemable non-controlling interests are presented at their redemption value as of the reporting date and represent the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. As of March 31, 2026, the current and former working partners collectively own 21,924,506 PWP OpCo Units, which represents a 23.7% non-controlling ownership interest in PWP OpCo.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Exchange Rights
Holders of PWP OpCo Units (the “PWP OpCo Unitholders”) other than the Company may exchange their units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock and (iii) cash from any other source. Concurrently with an exchange, such PWP OpCo Unitholder is required to surrender shares of Class B common stock for additional shares of Class A common stock or cash at a conversion rate of 0.001. Whether the exchanging PWP OpCo Unitholder receives cash or Class A common stock in exchange for their PWP OpCo Units and Class B common stock is at the Company’s discretion. Working partners are restricted in their ability to exchange PWP OpCo Units for a period between three to five years after the Business Combination. PWP GP may waive, and in certain cases has waived, the foregoing restrictions for any holder with respect to all or a portion of such holder’s units, with no obligation to do so for any other holder. The Company settled exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for 215,215 shares of Class A common stock during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company settled exchanges of 1,270,086 PWP OpCo Units and corresponding shares of Class B common stock at a price of $22.65 per PWP OpCo Unit for $28.3 million in cash as well as the non-cash settlement of certain partner promissory notes. Refer to Note 15—Related Party Transactions for more information on partner promissory notes.
To the extent an exchange creates a step-up in tax basis, the Company records an increase in Deferred tax assets, net, Amounts due pursuant to tax receivable agreement, and Additional paid-in-capital.
Note 11—Equity-Based Compensation
Further information regarding the Company’s equity-based compensation awards is described in Note 12—Equity-Based Compensation in the Notes to Consolidated Financial Statements in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
During the three months ended March 31, 2026 and 2025, 548,483 and 1,287,329 Business Combination Awards vested with a total fair value of $10.2 million and $30.8 million, respectively. As of March 31, 2026, the price targets ranging from $12.00 to $20.00 as well as substantially all of the $25.00 price target were met for the Transaction PSUs.
The Company grants units from the General Share Reserve from time to time in the ordinary course of business in the form of (a) RSUs that vest upon the achievement of service conditions (“General RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions (“General PSUs”).
During the three months ended March 31, 2026 and 2025, the Company granted 5,034,866 and 5,086,594 General RSUs at a weighted average grant date fair value of $21.48 and $23.82 per award, respectively. During the three months ended March 31, 2026 and 2025, 6,669,885 and 5,455,764 General RSUs vested with a total fair value of $132.7 million and $126.0 million, respectively. During the three months ended March 31, 2026, 474,850 General PSUs vested with a total fair value of $8.6 million. During the three months ended March 31, 2025, no General PSUs vested. As of March 31, 2026, the price targets ranging from $15.00 to $20.00 as well as substantially all of the $25.00 price target were met for the General PSUs.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Equity-based compensation expense related to the PWP Incentive Plan was $30.8 million and $26.2 million for the three months ended March 31, 2026 and 2025, respectively. Additionally, equity-based amortization expense related to non-employee awards was $0.2 million for each of the three months ended March 31, 2026 and 2025 and is included in Professional fees on the Condensed Consolidated Statements of Operations. The income tax benefit recognized related to equity-based awards was $5.7 million and $4.2 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, total unrecognized compensation expense related to all unvested equity-based awards was $214.5 million, which is expected to be recognized over a weighted average period of 2.3 years.
Note 12—Other Compensation and Benefits
Compensation and benefits expense consists of salaries, bonuses (discretionary awards and guaranteed amounts), severance, as well as payroll and related taxes and benefits for the Company’s employees. In all instances, compensation expense is accrued over the requisite service period.
Benefit Plans
Certain employees participate in employee benefit plans, which consist of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code, (ii) a U.K. pension scheme for U.K. employees and (iii) a German pension plan for employees in Germany. Expenses related to the Company’s employee benefit plans were $2.1 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively, and are included in Compensation and benefits on the Condensed Consolidated Statements of Operations.
Note 13—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$1,487	$17,339
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	312	—
Dilutive effect from assumed vesting of PWP Incentive Plan Awards, net of tax	49	913
Net income (loss) attributable to Perella Weinberg Partners – diluted	$1,849	$18,252
Denominator:
Weighted average shares of Class A common stock outstanding – basic	70,398,710	62,138,123
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	21,198,284	—
Weighted average number of incremental shares from assumed vesting of PWP Incentive Plan Awards	9,578,794	13,701,454
Weighted average shares of Class A common stock outstanding – diluted	101,175,788	75,839,577
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.02	$0.28
Diluted(1)	$0.02	$0.24
__________________
(1)Basic and diluted net income (loss) per share attributable to Class A common shareholders for the three months ended March 31, 2026 are the same due to rounding.
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

	Three Months Ended March 31,
	2026	2025
PWP OpCo Units	—	27,051,350
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
As of March 31, 2026 and December 31, 2025, the fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that were measured on a recurring basis pursuant to the above fair value hierarchy levels as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial liabilities
Contingent consideration	$—	$—	$3,070	$3,070

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial liabilities
Contingent consideration	$—	$—	$3,140	$3,140
The Company had no transfers between fair value levels during the three months ended March 31, 2026 and 2025.
On October 1, 2025, the Company acquired Devon Park Advisors, LLC under an arrangement that included contingent consideration whereby additional amounts may be earned if certain client engagements generate revenue within one year of the acquisition closing (the “Earn-out”). The Earn-out is presented at fair value within Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition and adjustments to the fair value are recorded within Other income (expense) on the Condensed Consolidated Statements of Operations. The Earn-out is classified as Level 3 due to use of significant unobservable inputs in the discounted cash flow valuation model, including the application of probabilities when assessing when and whether performance thresholds will be met. Additional inputs utilized in the valuation of the Earn-out were as follows:

	March 31, 2026	December 31, 2025
Discount rate	4.24%	3.97%
Expected term (years)	3.00	3.00
The Company’s discount rate assumption reflects a blended corporate credit rating representative of comparable entities, considering the expected timing of cash outflows.
The following table presents the changes in fair value of the Level 3 financial liabilities for the period from January 1, 2026 to March 31, 2026:

Contingent consideration
Beginning balance	$3,140
Change in fair value	(70)
Ending balance	$3,070

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
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and Investor Limited Partners that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of March 31, 2026, the Company had a liability of $94.0 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date and is reported within Amount due pursuant to tax receivable agreement on the Condensed Consolidated Statements of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which are exclusive of potential payments in respect of future exchanges and may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2026	$2,460
2027	4,373
2028	5,327
2029	5,421
2030	5,539
Thereafter	70,868
Total payments	$93,988
Partner Loans
From time to time, PWP OpCo and certain of its subsidiaries have agreed to provide loans to or make payments on behalf of certain partners. As of both March 31, 2026 and December 31, 2025, $0.6 million of amounts due from partners are recognized in Due from related parties on the Condensed Consolidated Statements of Financial Condition. During the three months ended March 31, 2025, $0.5 million of principal and interest related to partner loans was effectively repaid through the cancellation of PWP OpCo units held by such partners.
Note 16—Commitments and Contingencies
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of March 31, 2026 and December 31, 2025, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and, after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the consolidated financial statements of the Company as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025.
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
The Company incurred legal and professional fees, net of expected insurance reimbursement, of nominal amounts during the three months ended March 31, 2026 and $11.4 million during the three months ended March 31, 2025 related to this litigation. These litigation costs are included in Professional fees on the Condensed Consolidated Statements of Operations.
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
For the three months ended March 31, 2026, no individual client accounted for more than 10% of aggregate revenues, and for the three months ended March 31, 2025, one individual client accounted for more than 10% of aggregate revenues.
The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Three Months Ended March 31,
	2026	2025
Revenues
United States	$122,779	$177,958
United Kingdom	18,081	11,301
Other international countries	8,057	22,572
Total	$148,917	$211,831

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

	March 31, 2026	December 31, 2025
Assets
United States	$425,579	$588,736
United Kingdom	125,368	149,365
Other international countries	44,848	59,536
Total	$595,795	$797,637
Note 18—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.
On April 29, 2026, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be paid on June 15, 2026 to Class A common stockholders of record on June 1, 2026. Holders of Class B common stock will also receive dividends equal to the amount of dividends declared on 0.001 shares of Class A common stock.
The Company has entered into an agreement to acquire Gleacher Shacklock LLP, an independent advisory firm headquartered in London with a focus and long-standing presence in the UK advisory market. Gleacher Shacklock LLP specializes in providing strategic and financial advice across M&A and defense advisory, debt and equity advisory, and restructuring. The transaction is expected to be completed in the second half of 2026, following regulatory approval.

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
For further information regarding our business, refer to “Part I. Item 1. Business” and “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 27, 2026.
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
Non-Controlling Interests
Non-controlling interests represent the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners, which are current and former working partners. Profits and losses of PWP OpCo are allocated to the non-controlling interests in proportion to their ownership interest regardless of their basis.

Results of Operations
The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	2026 vs. 2025
Revenues	$148,917	$211,831	(30)%
Expenses
Compensation and benefits	91,275	122,999	(26)%
Equity-based compensation	30,785	26,245	17%
Total compensation and benefits	122,060	149,244	(18)%
Non-compensation expenses	39,758	50,919	(22)%
Total operating expenses	161,818	200,163	(19)%
Operating income (loss)	(12,901)	11,668	NM
Non-operating income (expenses)
Other income (expense)	2,259	231	878%
Total non-operating income (expenses)	2,259	231	878%
Income (loss) before income taxes	(10,642)	11,899	NM
Income tax expense (benefit)	(9,897)	(9,474)	(4)%
Net income (loss)	(745)	21,373	NM
Less: Net income (loss) attributable to non-controlling interests	(2,232)	4,034	NM
Net income (loss) attributable to Perella Weinberg Partners	$1,487	$17,339	(91)%
NM = Not meaningful

Revenues
The following table provides revenue statistics for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	2026 vs. 2025
Total Advisory Clients	62	74	(12)
Total Clients with Fees Greater than or Equal to $1.0 million	28	39	(11)
Revenues were $148.9 million for the three months ended March 31, 2026 as compared to $211.8 million for the three months ended March 31, 2025, a decrease of 30%. The decrease in revenues is driven by fewer fee-paying clients and a decline in transaction completions across both M&A and financing and capital solutions, despite an increase in average fee per client.
Compensation and Benefits Expenses
For the three months ended March 31, 2026, total compensation and benefits expenses were $122.1 million, a decrease of 18% compared to $149.2 million for the three months ended March 31, 2025. The decrease was primarily driven by a lower discretionary bonus accrual on lower revenues. Excluding the lower bonus accrual, compensation expense increased year-over-year from higher cash compensation and equity-based awards amortization due to investments in new hires and higher headcount. The higher compensation margin period-over-period reflects the decline in revenues on an absolute dollar basis against a higher non-bonus compensation base, compounded by the timing of equity-based awards vesting, which is concentrated in the first quarter.
Non-Compensation Expenses
For the three months ended March 31, 2026, total non-compensation expenses were $39.8 million, a decrease of 22% compared to $50.9 million for the three months ended March 31, 2025. The decrease was primarily driven by lower professional fees from reduced litigation spend, a decrease in bad debt expense, and a decrease in recruiting costs. This decrease was only partially offset by increases in technology and depreciation expenses.
Non-Operating Income (Expenses)
For the three months ended March 31, 2026, non-operating income was $2.3 million compared to non-operating income of $0.2 million for the three months ended March 31, 2025. In the current period, non-operating income primarily included interest income and a net gain from foreign exchange rate fluctuations. Non-operating income in the prior year period included interest income, which was mostly offset by a net loss from foreign exchange rate fluctuations. For both periods, the impact of foreign exchange rate fluctuations was largely related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries.
Income Tax Expense (Benefit)
The Company’s income tax benefit and effective tax rate were $(9.9) million and 93.0%, respectively, for the three months ended March 31, 2026 compared to an income tax benefit and effective tax rate of $(9.5) million and (79.6)%, respectively, for the three months ended March 31, 2025.
The change in the effective tax rate for both periods was primarily due to the relative size of our permanent differences in relation to the pre-tax income (loss) in the respective periods. In addition, the Company recognized a $6.6 million tax benefit associated with the appreciation in our share price upon vesting of RSUs above the original grant price during the three months ended March 31, 2026 versus $12.5 million in the prior year period.

Liquidity and Capital Resources
General
We regularly monitor our liquidity position, including cash, working capital assets and liabilities, commitments and other liquidity requirements. Our primary sources of liquidity are generally our cash balances, the net cash generated from operations, and the available borrowing capacity under our Revolving Credit Facility. Our primary cash needs are typically for working capital, operating expenses (including cash compensation for our employees), repurchasing shares of the Company’s Class A common stock, withholding tax payments for vested PWP Incentive Plan Awards, cash-settled exchanges of PWP OpCo Units, income taxes, dividends and distributions, capital expenditures, making payments pursuant to the tax receivable agreement, commitments, and strategic investments. We generally pay a significant portion of our annual cash incentive compensation during the first quarter of each calendar year with respect to the prior year’s results. Therefore, cash levels generally decline during the first quarter and build over the remainder of the year.
Our current assets are typically composed of cash, receivables related to fees earned from providing advisory services, certain prepaid expenses and certain amounts due from related parties. Our current liabilities are primarily composed of accrued employee compensation, accounts payable and other accrued expenses. Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any short-term highly liquid investments that have original maturities of three months or less from the date of purchase. As of March 31, 2026 and December 31, 2025, the Company had cash balances of $77.7 million and $255.9 million, respectively, and no cash equivalents.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable typically have net terms of 30 days. Accounts receivable, net of allowance for credit losses, were $33.5 million and $62.7 million as of March 31, 2026 and December 31, 2025, respectively.
We have a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Additionally, up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement. As of March 31, 2026, we had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 9—Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
Based on current market conditions, we believe that our cash on hand, net cash generated from operations, and the available borrowing capacity under our Revolving Credit Facility will be sufficient to meet our operating needs and commitments for the next twelve months; however, if these sources of liquidity are not sufficient, we may seek additional debt or equity financing.

Cash Flows
A summary of our operating, investing and financing cash flows is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Cash Provided By (Used In)
Operating Activities
Net income (loss)	$(745)	$21,373
Non-cash charges and other operating activity adjustments	31,139	25,957
Other operating activities	(140,101)	(223,851)
Total operating activities	(109,707)	(176,521)
Investing Activities	(2,064)	73,867
Financing Activities	(63,793)	(120,790)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,707)	3,179
Net increase (decrease) in cash, cash equivalents and restricted cash	(178,271)	(220,265)
Cash, cash equivalents and restricted cash, beginning of period	257,050	332,771
Cash, cash equivalents and restricted cash, end of period	$78,779	$112,506
Three Months Ended March 31, 2026
Operating activities resulted in a net cash outflow of $109.7 million primarily attributable to cash operating expense outflows, including discretionary bonuses paid during the first quarter of 2026 with respect to prior year compensation expense, partially offset by cash collections from clients.
Investing activities resulted in a net cash outflow of $2.1 million attributable to purchases of fixed assets.
Financing activities resulted in a net cash outflow of $63.8 million primarily due to withholding tax payments for vested PWP Incentive Plan Awards and dividend payments.
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
Share Repurchase Program
Our board of directors has approved a stock repurchase program under which we are authorized to repurchase up to $200.0 million of our Class A common stock with no requirement to purchase any minimum number of shares. As of March 31, 2026, $60.2 million remains of the $200.0 million authorized for share repurchases.
Exchange Rights
In accordance with the limited partnership agreement of PWP OpCo, holders of PWP OpCo Units (other than the Company) may exchange these units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock and (iii) cash from any other source. Whether future exchanges are settled in cash or shares of Class A common stock is at our discretion and will depend on our liquidity and capital resources, market conditions, the timing and concentration of exchange elections and other factors. See Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests in the notes to the condensed consolidated financial statements included elsewhere in the Form 10-Q for further information.

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
Tax Receivable Agreement
As of March 31, 2026, we had an amount due of $94.0 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date. See Note 15—Related Party Transactions in the notes to the condensed consolidated financial statements included elsewhere in the Form 10-Q for further information as well as the expected timing of payments.
Leases
We have non-cancelable operating leases for our office space and certain equipment. As of March 31, 2026, we had $182.1 million of operating lease liabilities. See Note 4—Leases in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information as well as the expected timing of payments.
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

Exchange Rate Risk
We are exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of our operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the three months ended March 31, 2026 and 2025, the net impact of non-functional currency related transaction gains (losses) recorded in Other income (expense) on our Condensed Consolidated Statements of Operations was $1.2 million and $(1.8) million, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as the strength of the U.S. dollar fluctuated. For the three months ended March 31, 2026 and 2025, the net impact from the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) on our Condensed Consolidated Statements of Comprehensive Income (Loss) was $(1.7) million and $2.8 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future. As of March 31, 2026, we held cash balances of $26.8 million in non-U.S. dollar currencies, composed of pound sterling, euros, and Canadian dollars.
Critical Accounting Estimates
The unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates and the assumptions underlying these estimates are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary. There have been no material changes to our critical accounting estimates from those described in our Annual Report on Form 10-K filed on February 27, 2026.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes or updates to our risk factors that were previously disclosed in “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 27, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table summarizes our repurchase of equity securities during the three months ended March 31, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs(1)
January 1, 2026 - January 31, 2026	—	$—	—	$60,167,441
February 1, 2026 - February 28, 2026	—	$—	—	$60,167,441
March 1, 2026 - March 31, 2026	—	$—	—	$60,167,441
Total	—	$—	—
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
Unregistered Sales of Equity Securities
On March 3, 2026, the Company issued 215,215 shares of its Class A common stock in exchange for 215,000 Class A partnership units of PWP OpCo and 215,000 shares of Class B common stock of the Company that were held by certain limited partners of PWP OpCo pursuant to the Amended and Restated Limited Partnership Agreement of PWP OpCo (as amended, the “PWP OpCo LPA”).
Pursuant to the terms of the PWP OpCo LPA, and subject to the exchange procedures and restrictions set forth therein and any other procedures or restrictions imposed by the Company, holders of Class A partnership units of PWP OpCo (other than the Company) may exchange these units for (i) shares of Class A common stock of the Company on a one-for-one basis (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications), (ii) cash from an offering of shares of Class A common stock of the Company (based on the net proceeds received by the Company for such shares in such offering), or (iii) cash from any other source. Simultaneously with an exchange by a PWP OpCo unitholder who holds shares of Class B common stock of the Company, a number of shares of Class B common stock held by such unitholder equal to the number of Class A partnership units of PWP OpCo exchanged by such unitholder will be automatically converted into shares of Class A common stock or cash, which will be delivered to the exchanging holder at a conversion rate of 1:1000 (or 0.001). Whether the exchanging PWP OpCo unitholder receives cash or Class A common stock in exchange for their Class A partnership units and Class B common stock is at the Company’s option.

The shares of Class A common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering without any form of general solicitation or general advertising.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

PERELLA WEINBERG PARTNERS

Date: May 1, 2026	By:	/s/ ANDREW BEDNAR
Andrew Bednar
Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2026	By:	/s/ ALEXANDRA GOTTSCHALK
Alexandra Gottschalk
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)