Form 10-Q
period 2026-06-30
Perella Weinberg Partners
filed 2026-07-31
CIK 1777835

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2026, the registrant had 74,019,967 shares of Class A common stock, par value $0.0001 per share, and 20,018,315 shares of Class B common stock, par value $0.0001 per share, outstanding.

Perella Weinberg Partners
Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2026 and 2025	5
	Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests for the Three and Six Months Ended June 30, 2026 and 2025	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	33
Item 6.	Exhibits	33
Signatures		34

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Perella Weinberg Partners
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in Thousands, Except Per Share and Per Unit Amounts)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$115,847	$255,906
Restricted cash	1,123	1,144
Accounts receivable, net of allowance	36,234	62,689
Due from related parties	418	626
Fixed assets, net of accumulated depreciation and amortization	72,566	77,206
Intangible assets, net of accumulated amortization	8,017	12,523
Goodwill	72,691	72,691
Prepaid expenses and other assets	50,450	46,776
Right-of-use lease assets	133,198	138,495
Deferred tax assets, net	154,421	129,581
Total assets	$644,965	$797,637
Liabilities, Redeemable Non-Controlling Interests, and Equity
Accrued compensation and benefits	$54,934	$210,268
Accounts payable, accrued expenses and other liabilities	40,775	47,102
Lease liabilities	179,279	186,066
Amount due pursuant to tax receivable agreement	105,625	93,461
Total liabilities	380,613	536,897
Commitments and Contingencies (Note 16)
Redeemable non-controlling interests (20,018,315 units at redemption value of $15.49 per unit as of June 30, 2026; 22,139,506 units at redemption value of $17.53 per unit as of December 31, 2025)	310,142	388,099
Equity
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 87,839,777 issued and 73,766,370 outstanding at June 30, 2026; 1,500,000,000 shares authorized, 81,308,801 issued and 66,739,647 outstanding at December 31, 2025)	9	8
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 20,018,315 issued and outstanding at June 30, 2026; 600,000,000 shares authorized, 22,139,506 issued and outstanding at December 31, 2025)	2	2
Preferred stock, par value $0.0001 per share (100,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025)	—	—
Additional paid-in-capital	229,449	144,197
Retained earnings (accumulated deficit)	(136,635)	(130,596)
Accumulated other comprehensive income (loss)	(3,958)	(2,521)
Treasury stock, at cost (14,073,407 and 14,569,154 shares of Class A common stock at June 30, 2026 and December 31, 2025, respectively)	(134,657)	(138,449)
Total equity	(45,790)	(127,359)
Total liabilities, redeemable non-controlling interests, and equity	$644,965	$797,637
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$156,525	$155,267	$305,442	$367,098
Expenses
Compensation and benefits	79,616	80,280	170,891	203,279
Equity-based compensation	36,278	28,034	67,063	54,279
Total compensation and benefits	115,894	108,314	237,954	257,558
Professional fees	4,589	6,899	12,501	26,095
Technology and infrastructure	9,834	9,237	19,814	18,526
Rent and occupancy	5,933	6,596	11,805	12,922
Travel and related expenses	5,578	5,329	11,506	10,973
General, administrative and other expenses	3,815	4,892	8,050	10,355
Depreciation and amortization	5,827	5,052	11,658	10,053
Total expenses	151,470	146,319	313,288	346,482
Operating income (loss)	5,055	8,948	(7,846)	20,616
Non-operating income (expenses)
Other income (expense)	1,029	(2,700)	3,288	(2,469)
Total non-operating income (expenses)	1,029	(2,700)	3,288	(2,469)
Income (loss) before income taxes	6,084	6,248	(4,558)	18,147
Income tax expense (benefit)	(247)	1,980	(10,144)	(7,494)
Net income (loss)	6,331	4,268	5,586	25,641
Less: Net income (loss) attributable to non-controlling interests	1,027	1,530	(1,205)	5,564
Net income (loss) attributable to Perella Weinberg Partners	$5,304	$2,738	$6,791	$20,077
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.07	$0.04	$0.09	$0.32
Diluted	$0.06	$0.04	$0.08	$0.29
Weighted-average shares of Class A common stock outstanding
Basic	74,162,048	63,064,731	72,290,670	62,604,779
Diluted	101,732,555	98,831,307	101,897,486	74,555,206

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$6,331	$4,268	$5,586	$25,641
Foreign currency translation gain (loss), net of tax	(131)	4,996	(1,813)	7,752
Comprehensive income (loss)	6,200	9,264	3,773	33,393
Less: Comprehensive income (loss) attributable to non-controlling interests	1,044	2,986	(1,581)	7,844
Comprehensive income (loss) attributable to Perella Weinberg Partners	$5,156	$6,278	$5,354	$25,549

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable Non-Controlling Interests
Balance at December 31, 2025	81,308,801	22,139,506	(14,569,154)	$8	$2	$(138,449)	$144,197	$(130,596)	$(2,521)	$(127,359)	$388,099
Net income (loss)	—	—	—	—	—	—	—	1,487	—	1,487	(2,232)
Equity-based awards	—	—	—	—	—	—	30,971	—	—	30,971	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	3,105,577	—	495,747	—	—	3,792	(3,792)	—	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(55,160)	—	—	(55,160)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	90	(6,507)	—	(6,417)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(1,289)	(1,289)	(393)
Other	—	—	—	—	—	—	453	—	—	453	4
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests)	215,215	(215,000)	—	—	—	—	93	—	—	93	—
Change in ownership interests	—	—	—	—	—	—	9,170	—	—	9,170	(9,170)
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	(6,658)	—	—	(6,658)	6,658
Balance at March 31, 2026	84,629,593	21,924,506	(14,073,407)	$8	$2	$(134,657)	$119,364	$(135,616)	$(3,810)	$(154,709)	$382,966
Net income (loss)	—	—	—	—	—	—	—	5,304	—	5,304	1,027
Equity-based awards	—	—	—	—	—	—	36,467	—	—	36,467	—
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(2,202)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	1,298,319	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock related to Devon Park Acquisition	3,781	—	—	—	—	—	77	—	—	77	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(435)	—	—	(435)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	42	(6,323)	—	(6,281)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(148)	(148)	17
Other	—	—	—	—	—	—	214	—	—	214	—
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests)	1,908,084	(1,906,191)	—	1	—	—	2,054	—	—	2,055	—
Change in ownership interests	—	—	—	—	—	—	(92)	—	—	(92)	92
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	71,758	—	—	71,758	(71,758)
Balance at June 30, 2026	87,839,777	20,018,315	(14,073,407)	$9	$2	$(134,657)	$229,449	$(136,635)	$(3,958)	$(45,790)	$310,142
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable Non-Controlling Interests
Balance at December 31, 2024	72,544,696	27,460,600	(13,362,975)	$7	$3	$(111,484)	$—	$(303,708)	$(6,193)	$(421,375)	$651,140
Net income (loss)	—	—	—	—	—	—	—	17,339	—	17,339	4,034
Equity-based awards	—	—	—	—	—	—	—	26,396	—	26,396	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	3,366,995	—	387,054	—	—	4,644	—	(4,644)	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	—	(69,741)	—	(69,741)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	—	(6,030)	—	(6,030)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	1,932	1,932	824
Other	—	—	—	—	—	—	—	424		424	(3)
Exchange of PWP OpCo Units and corresponding Class B common stock for cash (Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests)	—	(1,270,086)	—	—	—	—	—	—	—	—	(28,792)
Treasury stock purchase	—	—	(749,432)	—	—	(14,442)	—	—	—	(14,442)	—
Change in ownership interests	—	—	—	—	—	—	—	3,207	—	3,207	(3,207)
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	139,162	—	139,162	(139,162)
Balance at March 31, 2025	75,911,691	26,190,514	(13,725,353)	$7	$3	$(121,282)	$—	$(197,595)	$(4,261)	$(323,128)	$484,834
Net income (loss)	—	—	—	—	—	—	—	2,738	—	2,738	1,530
Equity-based awards	—	—	—	—	—	—	—	28,222	—	28,222	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	143,693	—	25,530	—	—	306	—	(306)	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards and equity-classified ACUs	—	—	—	—	—	—	—	(2,224)	—	(2,224)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	—	(5,724)	—	(5,724)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	3,540	3,540	1,456
Other	—	—	—	—	—	—	—	224	—	224	(1)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests)	1,234,357	(1,233,125)	—	1	(1)	—	—	1,935	—	1,935	—
Treasury stock purchase	—	—	(983,057)	—	—	(17,306)	—	—	—	(17,306)	—
Change in ownership interests	—	—	—	—	—	—	—	(1,356)	—	(1,356)	1,356
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	(5,343)	—	(5,343)	5,343
Balance at June 30, 2025	77,289,741	24,957,389	(14,682,880)	$8	$2	$(138,282)	$—	$(179,429)	$(721)	$(318,422)	$494,518
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$5,586	$25,641
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based awards vesting expense	67,438	54,618
Depreciation and amortization	11,658	10,053
Foreign currency revaluation	1,223	2,760
Non-cash operating lease expense	5,546	5,065
Deferred taxes	(9,969)	(9,146)
Other	(126)	3,327
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	26,309	25,847
Prepaid expenses and other assets	(3,622)	(5,738)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(155,017)	(222,375)
Accounts payable, accrued expenses and other liabilities	(2,963)	(5,309)
Lease liabilities	(6,946)	(5,137)
Net cash provided by (used in) operating activities	(60,883)	(120,394)
Cash flows from investing activities
Purchases of fixed assets	(3,720)	(1,831)
Maturities of investments in short-term marketable debt securities	—	74,911
Net cash provided by (used in) investing activities	(3,720)	73,080
Cash flows from financing activities
Exchange of PWP OpCo Units and corresponding Class B common stock for cash	—	(28,258)
Withholding tax payments for vested PWP Incentive Plan Awards	(55,595)	(71,965)
Distributions to partners	(2,202)	—
Dividends paid on Class A and Class B common stock	(14,885)	(12,748)
Treasury stock purchases	—	(31,748)
Net cash provided by (used in) financing activities	(72,682)	(144,719)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,795)	5,452
Net increase (decrease) in cash, cash equivalents and restricted cash	(140,080)	(186,581)
Cash, cash equivalents and restricted cash, beginning of period	257,050	332,771
Cash, cash equivalents and restricted cash, end of period	$116,970	$146,190
Supplemental disclosure of non-cash activities
Accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards	$2,637	$2,928
Non-cash paydown of partner loans	$—	$534
Deferred tax effect resulting from changes in ownership and exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$2,797	$2,584
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,645	$9,243
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
On April 13, 2026, the Company entered into an agreement to acquire Gleacher Shacklock LLP, an independent advisory firm headquartered in London. The transaction is expected to close in the third quarter of 2026, subject to customary closing conditions.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any highly liquid investments with original maturities of three months or less from the date of purchase. Cash account balances often exceed federally insured limits. Restricted cash represents cash that is not readily available for general purpose cash needs. As of June 30, 2026 and December 31, 2025, the Company had restricted cash of $1.1 million maintained as collateral for letters of credit related to certain office leases. As of June 30, 2026 and December 31, 2025, the Company held no cash equivalents. The sum of Cash and cash equivalents and Restricted cash on the Condensed Consolidated Statements of Financial Condition corresponds to the total cash, cash equivalents, and restricted cash presented on the Condensed Consolidated Statements of Cash Flows.
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of June 30, 2026 and December 31, 2025, the net assets of PWP OpCo were $226.5 million and $235.3 million, respectively. As of June 30, 2026 and December 31, 2025, the Company did not consolidate any VIEs other than PWP OpCo.
Redeemable Non-Controlling Interests
For entities that are consolidated but not 100% owned, a portion of the income (loss) and equity is allocated to holders of the non-controlling interest. Profits and losses of PWP OpCo are allocated to the non-controlling interests in proportion to their ownership interest regardless of their basis.
Redeemable non-controlling interests are presented within temporary equity on the Condensed Consolidated Statements of Financial Condition at the higher of: (i) their redemption value as of the reporting date, which corresponds to the price of the Company’s Class A common stock, or (ii) their measurement pursuant to Accounting Standards Codification (“ASC” or the “Codification”) Topic 810, Consolidation. Changes in the current redemption value are recorded to Additional paid-in capital immediately as they occur. The magnitude of these changes may exceed the available balance of Additional paid-in capital, resulting in subsequent equity transactions being recorded to Accumulated deficit. As of June 30, 2025, $45.4 million was recorded to Accumulated deficit, driven by increases in the redemption value of Redeemable non-controlling interests. During the year ended December 31, 2025, equity transactions offset this cumulative amount and restored an Additional paid-in capital balance. Accordingly, no such amounts were recorded to Accumulated deficit as of December 31, 2025 or June 30, 2026.
When the Company has an unconditional obligation to purchase the Redeemable non-controlling interests for cash, the mandatorily redeemable interests are reclassified from temporary equity to a liability with changes in fair value recorded to Other income (expense) on the Condensed Consolidated Statements of Operations. As of June 30, 2026, there were no non-controlling interests considered mandatorily redeemable.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $(0.4) million and $0.8 million during the three and six months ended June 30, 2026, respectively, and $(2.7) million and $(4.5) million for the three and six months ended June 30, 2025, respectively, which are included in Other income (expense) on the Condensed Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and profit and loss activity is generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests.
Recently Adopted Accounting Pronouncements
Credit Losses—Effective January 1, 2026, the Company prospectively adopted Accounting Standards Update 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which amends the guidance in ASC Topic 326, Financial Instruments—Credit Losses to simplify the process for preparing the estimate of expected credit losses. The Company elected the practical expedient provided under ASU 2025-05 that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Over time	$145,342	$154,391	$288,837	$363,122
Point in time	11,183	876	16,605	3,976
Total revenue	$156,525	$155,267	$305,442	$367,098
Reimbursable expenses billed to clients were $0.8 million and $1.6 million for the three and six months ended June 30, 2026, respectively, and $1.3 million and $3.0 million for the three and six months ended June 30, 2025, respectively.
Performance Obligations and Contract Balances
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of June 30, 2026 and December 31, 2025, the Company recorded $0.5 million and $1.0 million, respectively, for contract liabilities which are presented within Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.
Accounts Receivable and Allowance for Credit Losses
As of June 30, 2026 and December 31, 2025, $16.6 million and $22.2 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. These amounts have been recognized as revenue in accordance with the Company’s revenue recognition policies but remained unbilled at the end of the period. As of June 30, 2026, certain accounts receivable in the aggregate amount of $15.9 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with three clients. Of that amount, $4.1 million was subsequently received after June 30, 2026. As of December 31, 2025, certain accounts receivable in the aggregate amount of $22.3 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with three clients. Of that amount, all was subsequently received after year end.
The allowance for credit losses activity for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$1,307	$2,757	$1,496	$1,642
Bad debt expense, net of reversals	13	266	(176)	1,592
Write-offs	—	—	—	(235)
Foreign currency translation and other adjustments	—	10	—	34
Ending balance	$1,320	$3,033	$1,320	$3,033
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
Other information as it relates to the Company’s operating leases is as follows:

	June 30, 2026	December 31, 2025
Weighted-average discount rate – operating leases	5.3%	5.0%
Weighted-average remaining lease term – operating leases	12.1 years	12.5 years

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$5,017	$4,752	$10,027	$9,444
Variable lease cost	889	1,003	1,818	2,015
Sublease income – operating leases	(935)	—	(1,870)	—
Total net lease cost	$4,971	$5,755	$9,975	$11,459

Net cash outflows on operating leases	$5,684	$4,582	$11,429	$9,518
Cash inflows on sublease	$1,038	$—	$1,384	$—

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of June 30, 2026, the maturities of undiscounted cash payments and cash receipts for operating leases are as follows:

Years Ending:	Operating Lease Payments	Sublease Receipts	Net Payments
Remainder of 2026	$9,577	$2,076	$7,501
2027	18,393	4,153	14,240
2028	20,064	4,153	15,911
2029	21,011	4,153	16,858
2030	20,513	4,153	16,360
Thereafter	153,045	7,379	145,666
Total lease payments	242,603	$26,067	$216,536
Less: Imputed interest	(63,324)
Total lease liabilities	$179,279
Note 5—Intangible Assets
The following table provides the detail of the Company’s intangible assets:

	June 30, 2026
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$54,500	$(47,250)	$7,250
Trade names and trademarks	18,400	(17,633)	767
Total	$72,900	$(64,883)	$8,017

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$54,500	$(43,664)	$10,836
Trade names and trademarks	18,400	(16,713)	1,687
Total	$72,900	$(60,377)	$12,523
Amortization expense related to intangible assets was $2.3 million and $4.5 million for the three and six months ended June 30, 2026, respectively, and $1.6 million and $3.3 million for the three and six months ended June 30, 2025, respectively, and is included in Depreciation and amortization on the Condensed Consolidated Statements of Operations.
The following table summarizes the future aggregate amortization expense of the Company’s intangible assets held at June 30, 2026:

Remainder of 2026	$3,934
2027	2,333
2028	1,750
Total	$8,017

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 6—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries. The SEC-regulated subsidiary does not hold funds or securities for, or owe money or securities to clients or carry accounts of or for clients, and as such is exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of June 30, 2026 and December 31, 2025, all regulated subsidiaries had capital in excess of their applicable minimum capital requirements. As a result of the minimum capital requirements and various regulations on these broker-dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.
Note 7—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Leasehold improvements	$86,406	$85,226
Furniture and fixtures	13,522	13,565
Equipment	16,729	15,869
Software	5,742	5,446
Total	122,399	120,106
Less: Accumulated depreciation and amortization	(49,833)	(42,900)
Fixed assets, net	$72,566	$77,206
Depreciation expense related to fixed assets was $3.4 million and $6.9 million for the three and six months ended June 30, 2026, respectively, and $3.3 million and $6.6 million for the three and six months ended June 30, 2025, respectively. Amortization expense related to software costs was immaterial for the three and six months ended June 30, 2026 and 2025.
Note 8—Income Taxes
The following table summarizes the Company’s tax position for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) before income taxes	$6,084	$6,248	$(4,558)	$18,147
Income tax expense (benefit)	$(247)	$1,980	$(10,144)	$(7,494)
Effective income tax rate	(4.1)%	31.7%	222.6%	(41.3)%
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
As of June 30, 2026 and December 31, 2025, the Company recorded a liability for unrecognized tax benefits of $3.7 million primarily related to potential double taxation at certain of its foreign subsidiaries. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 9—Debt
As of June 30, 2026 and December 31, 2025, the Company had no outstanding debt. The Company has a revolving credit facility (the “Revolving Credit Facility”) through a credit agreement with Cadence Bank (the “Credit Agreement”), with an available line of credit of $50.0 million with up to $20.0 million of available incremental revolving commitments, and a maturity date of July 1, 2028. Issuance costs incurred related to the Credit Agreement are amortized over the life of the Revolving Credit Facility. The Company is also charged a quarterly commitment fee of 0.25% on any unused portion of the line of credit.
Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests
Share Repurchases
On February 16, 2022, the Company’s Board of Directors initially approved a stock repurchase program and the authorized amount under such program was increased on February 8, 2023 such that the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock. Since inception of the share repurchase program, 14,750,036 shares have been purchased at an average price per share of $9.48 through June 30, 2026 for a total purchase price of $139.8 million. These amounts include 1,000,000 founder shares repurchased during 2024 at a purchase price of $15.00 per share for a total purchase price of $15.0 million. During 2021, prior to the implementation of the stock repurchase program, the Company repurchased 1,000,000 founder shares at a purchase price of $12.00 per share for a total purchase price of $12.0 million.
Redeemable Non-Controlling Interests
Redeemable non-controlling interests on the Condensed Consolidated Statements of Financial Condition are presented within temporary equity. Redeemable non-controlling interests are presented at their redemption value as of the reporting date and represent the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. As of June 30, 2026, the current and former working partners collectively own 20,018,315 PWP OpCo Units, which represents a 21.3% non-controlling ownership interest in PWP OpCo.
Exchange Rights
Holders of PWP OpCo Units (the “PWP OpCo Unitholders”) other than the Company may exchange their units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock and (iii) cash from any other source. Concurrently with an exchange, such PWP OpCo Unitholder is required to surrender shares of Class B common stock for additional shares of Class A common stock or cash at a conversion rate of 0.001. Whether the exchanging PWP OpCo Unitholder receives cash or Class A common stock in exchange for their PWP OpCo Units and Class B common stock is at the Company’s discretion. Working partners are restricted in their ability to exchange PWP OpCo Units for a period between three to five years after the Business Combination. PWP GP may waive, and in certain cases has waived, the foregoing restrictions for any holder with respect to all or a portion of such holder’s units, with no obligation to do so for any other holder. The Company settled exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for 1,908,084 and 2,123,299 shares of Class A common stock during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company settled exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for 1,234,357 shares of Class A common stock. During the six months ended June 30, 2025, the Company settled exchanges of 1,270,086 PWP OpCo Units and corresponding shares of Class B common stock at a price of $22.65 per PWP OpCo Unit for $28.3 million in cash as well as the non-cash settlement of certain partner loans. Refer to Note 15—Related Party Transactions for more information on partner loans.
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
During the six months ended June 30, 2026 and 2025, 588,774 and 1,301,449 Business Combination Awards vested with a total fair value of $10.8 million and $31.1 million, respectively. As of June 30, 2026, the price targets ranging from $12.00 to $20.00 as well as substantially all of the $25.00 price target were met for the Transaction PSUs.
The Company grants units from the General Share Reserve from time to time in the ordinary course of business in the form of (a) RSUs that vest upon the achievement of service conditions (“General RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions (“General PSUs”).
During the six months ended June 30, 2026 and 2025, the Company granted 5,059,656 and 5,182,555 General RSUs at a weighted average grant date fair value of $21.46 and $23.73 per award, respectively. During the six months ended June 30, 2026 and 2025, 7,228,551 and 5,730,085 General RSUs vested with a total fair value of $146.2 million and $131.1 million, respectively. During the six months ended June 30, 2026, 474,850 General PSUs vested with a total fair value of $8.6 million. During the six months ended June 30, 2025, no General PSUs vested. As of June 30, 2026, the price targets ranging from $15.00 to $20.00 as well as substantially all of the $25.00 price target were met for the General PSUs.
Equity-based compensation expense related to the PWP Incentive Plan was $36.3 million and $67.1 million for the three and six months ended June 30, 2026, respectively, and $28.0 million and $54.3 million for the three and six months ended June 30, 2025, respectively. Additionally, equity-based amortization expense related to non-employee awards was $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively, and is included in Professional fees on the Condensed Consolidated Statements of Operations. The income tax benefit recognized related to equity-based awards was $6.1 million and $11.7 million for the three and six months ended June 30, 2026, respectively, and $4.7 million and $8.8 million for the three and six months ended June 30, 2025, respectively.
As of June 30, 2026, total unrecognized compensation expense related to all unvested equity-based awards was $168.8 million, which is expected to be recognized over a weighted average period of 2.0 years.
Note 12—Other Compensation and Benefits
Compensation and benefits expense consists of salaries, bonuses (discretionary awards and guaranteed amounts), severance, as well as payroll and related taxes and benefits for the Company’s employees. In all instances, compensation expense is accrued over the requisite service period.
Benefit Plans
Certain employees participate in employee benefit plans, which consist of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code, (ii) a U.K. pension scheme for U.K. employees and (iii) a German pension plan for employees in Germany. Expenses related to the Company’s employee benefit plans were $2.0 million and $4.2 million for the three and six months ended June 30, 2026, respectively, and $1.7 million and $3.4 million for the three and six months ended June 30, 2025, respectively, and are included in Compensation and benefits on the Condensed Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Business Realignment
During the second quarter of 2026, the Company began a review of the business, which will result in headcount reductions to focus resources on higher-performing areas of the business (the “Business Realignment”). In conjunction with the Business Realignment and for the three months ended June 30, 2026, the Company incurred expenses related to separation and transition benefits of $5.1 million, and the acceleration of equity-based compensation amortization of $8.6 million. Such amounts are presented in Compensation and benefits and Equity-based compensation on the Condensed Consolidated Statements of Operations, respectively. Approximately $8.5 million of additional expense is expected to be incurred during the second half of 2026. This estimate is based on certain assumptions, and actual results may differ materially if unanticipated costs are incurred related to the Business Realignment.
Activity within Accrued compensation and benefits on the Condensed Consolidated Statements of Financial Condition related to the Business Realignment was as follows:

Balance at January 1, 2026	$—
Incurred expenses	13,677
Non-cash expenses	(8,625)
Payments	(1,748)
Balance at June 30, 2026	$3,304

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 13—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$5,304	$2,738	$6,791	$20,077
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	951	989	845	—
Dilutive effect from assumed vesting of PWP Incentive Plan Awards, net of tax	—	265	467	1,178
Net income (loss) attributable to Perella Weinberg Partners – diluted	$6,255	$3,992	$8,103	$21,255
Denominator:
Weighted average shares of Class A common stock outstanding – basic	74,162,048	63,064,731	72,290,670	62,604,779
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	21,002,831	25,567,176	21,533,581	—
Weighted average number of incremental shares from assumed vesting of PWP Incentive Plan Awards	6,567,676	10,199,400	8,073,235	11,950,427
Weighted average shares of Class A common stock outstanding – diluted	101,732,555	98,831,307	101,897,486	74,555,206
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.07	$0.04	$0.09	$0.32
Diluted(1)	$0.06	$0.04	$0.08	$0.29
__________________
(1)Basic and diluted net income (loss) per share attributable to Class A common shareholders for the three months ended June 30, 2025 are the same due to rounding.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
PWP OpCo Units	—	—	—	26,305,163
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
As of June 30, 2026 and December 31, 2025, the fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that were measured on a recurring basis pursuant to the above fair value hierarchy levels as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial liabilities
Contingent consideration	$—	$—	$2,030	$2,030

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial liabilities
Contingent consideration	$—	$—	$3,140	$3,140
The Company had no transfers between fair value levels during the three and six months ended June 30, 2026 and 2025.
On October 1, 2025, the Company acquired Devon Park Advisors, LLC (the “Devon Park Acquisition”) under an arrangement that included contingent consideration whereby additional amounts may be earned if certain client engagements generate revenue within one year of the acquisition closing (the “Earn-out”). The Earn-out is presented at fair value within Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition and adjustments to the fair value are recorded within Other income (expense) on the Condensed Consolidated Statements of Operations. The Earn-out is classified as Level 3 due to use of significant unobservable inputs in the discounted cash flow valuation model, including the application of probabilities when assessing when and whether performance thresholds will be met. Additional inputs utilized in the valuation of the Earn-out were as follows:

	June 30, 2026	December 31, 2025
Discount rate	4.53%	3.97%
Expected term (years)	2.75	3.00
The Company’s discount rate assumption reflects a blended corporate credit rating representative of comparable entities, considering the expected timing of cash outflows.
The following table presents the changes in fair value of the Level 3 financial liabilities:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Beginning balance	$3,070	$3,140
Cash settlements	(109)	(109)
Share settlements	(77)	(77)
Change in fair value	(854)	(924)
Ending balance	$2,030	$2,030

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 15—Related Party Transactions
PWP Capital Holdings LP
On February 28, 2019, a reorganization of the existing investment banking advisory and asset management businesses of PWP Holdings LP was effected which resulted in the spin-off of its asset management business (the “Separation”). PWP Holdings LP was divided into (i) PWP OpCo, which holds the advisory business and (ii) PWP Capital Holdings LP (“Capital Holdings”), which holds the asset management business. Capital Holdings entered into an arrangement with certain employees of the Company, including members of management, related to services provided directly to Capital Holdings. With respect to services provided to Capital Holdings, the amounts paid and payable to such employees now and in the future are recognized by Capital Holdings. All compensation related to services these employees provide to the Company is included in Compensation and benefits on the Condensed Consolidated Statements of Operations.
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and Investor Limited Partners that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of June 30, 2026, the Company had a liability of $105.6 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date and is reported within Amount due pursuant to tax receivable agreement on the Condensed Consolidated Statements of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which are exclusive of potential payments in respect of future exchanges and may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2026	$2,460
2027	4,373
2028	5,830
2029	6,041
2030	6,173
Thereafter	80,748
Total payments	$105,625
Partner Loans
From time to time, PWP OpCo and certain of its subsidiaries have agreed to provide loans to or make payments on behalf of certain partners. As of June 30, 2026 and December 31, 2025, $0.4 million and $0.6 million, respectively, of amounts due from partners are recognized in Due from related parties on the Condensed Consolidated Statements of Financial Condition. During the six months ended June 30, 2025, $0.5 million of principal and interest related to partner loans was effectively repaid through the cancellation of PWP OpCo Units held by such partners.
Note 16—Commitments and Contingencies
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of June 30, 2026 and December 31, 2025, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and, after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the consolidated financial statements of the Company as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025.
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
During each of the three and six months ended June 30, 2026, the Company recognized a net credit of $4.3 million in legal and professional fees related to this litigation, reflecting insurance recoveries in excess of previous estimates. During the six months ended June 30, 2025, the Company incurred $11.3 million of legal and professional fees related to this litigation, with nominal amounts incurred during the three months ended June 30, 2025. These litigation costs are included in Professional fees on the Condensed Consolidated Statements of Operations.
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
The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer and Chairman, evaluates the performance of the Advisory segment and allocates resources based on consolidated net income (loss), as presented on the Consolidated Statements of Operations. The CODM uses consolidated net income (loss) to evaluate the profitability generated by segment assets and personnel and decides whether to reinvest any profits in the Advisory segment, such as through hiring, compensation management, and capital expenditures, or to return value to shareholders and partners, such as through share repurchases, cash-settled exchanges, net-settlement of equity-based awards, distributions, and dividends. The CODM is regularly provided with both actual and budgeted expense information on a consolidated basis that aligns with the expense categories as presented on the Condensed Consolidated Statements of Operations.
The CODM does not review assets of the Advisory segment at a different level or category than what is presented as Total assets on the Condensed Consolidated Statements of Financial Condition. The accounting policies of the Company’s Advisory segment are the same as those described in Note 2—Summary of Significant Accounting Policies.
For the six months ended June 30, 2026 and 2025, no individual client accounted for more than 10% of aggregate revenues.
The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
United States	$129,523	$110,136	$252,302	$288,094
United Kingdom	19,490	35,775	37,571	58,347
Other international countries	7,512	9,356	15,569	20,657
Total	$156,525	$155,267	$305,442	$367,098

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)

	June 30, 2026	December 31, 2025
Assets
United States	$485,461	$588,736
United Kingdom	115,873	149,365
Other international countries	43,631	59,536
Total	$644,965	$797,637
Note 18—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.
On July 29, 2026, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be paid on September 10, 2026 to Class A common stockholders of record on August 28, 2026. Holders of Class B common stock will also receive dividends equal to the amount of dividends declared on 0.001 shares of Class A common stock.

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

Results of Operations
The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Revenues	$156,525	$155,267	1%	$305,442	$367,098	(17)%
Expenses
Compensation and benefits	79,616	80,280	(1)%	170,891	203,279	(16)%
Equity-based compensation	36,278	28,034	29%	67,063	54,279	24%
Total compensation and benefits	115,894	108,314	7%	237,954	257,558	(8)%
Non-compensation expenses	35,576	38,005	(6)%	75,334	88,924	(15)%
Total operating expenses	151,470	146,319	4%	313,288	346,482	(10)%
Operating income (loss)	5,055	8,948	(44)%	(7,846)	20,616	NM
Non-operating income (expenses)
Other income (expense)	1,029	(2,700)	NM	3,288	(2,469)	NM
Total non-operating income (expenses)	1,029	(2,700)	NM	3,288	(2,469)	NM
Income (loss) before income taxes	6,084	6,248	(3)%	(4,558)	18,147	NM
Income tax expense (benefit)	(247)	1,980	(112)%	(10,144)	(7,494)	(35)%
Net income (loss)	6,331	4,268	48%	5,586	25,641	(78)%
Less: Net income (loss) attributable to non-controlling interests	1,027	1,530	(33)%	(1,205)	5,564	NM
Net income (loss) attributable to Perella Weinberg Partners	$5,304	$2,738	94%	$6,791	$20,077	(66)%
NM = Not meaningful

Revenues
The following table provides revenue statistics for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Total Advisory Clients	72	68	4	108	106	2
Total Clients with Fees Greater than or Equal to $1.0 million	37	33	4	69	73	(4)
Revenues were $156.5 million for the three months ended June 30, 2026 as compared to $155.3 million for the three months ended June 30, 2025, an increase of 1%. In the current period, higher mergers and acquisitions activity, driven by an increase in the number of related fee events, was partially offset by decreased financing and capital solutions activity.
Revenues were $305.4 million for the six months ended June 30, 2026 as compared to $367.1 million for the six months ended June 30, 2025, a decrease of 17%. The decrease in revenues was driven by a lower average fee per client and decreased financing and capital solutions activity, partially offset by increased mergers and acquisitions activity.
Compensation and Benefits Expenses
For the three months ended June 30, 2026, total compensation and benefits expenses were $115.9 million, an increase of 7% compared to $108.3 million for the three months ended June 30, 2025. The increase was primarily the result of a higher non-bonus compensation base, reflecting the impact of recent investments in new hires. It also reflected Business Realignment costs, including separation and transition benefits and the accelerated amortization of equity-based awards.
For the six months ended June 30, 2026, total compensation and benefits expenses were $238.0 million, a decrease of 8% compared to $257.6 million for the six months ended June 30, 2025. The decrease was primarily driven by a lower discretionary bonus accrual on lower revenues. Excluding the lower bonus accrual, compensation expense increased year-over-year due to a higher non-bonus compensation base, reflecting the impact of recent investments in new hires, and from Business Realignment costs. The higher compensation margin period-over-period reflects the decline in revenues on an absolute dollar basis against a higher non-bonus compensation base.
Non-Compensation Expenses
For the three months ended June 30, 2026, total non-compensation expenses were $35.6 million, a decrease of 6% compared to $38.0 million for the three months ended June 30, 2025. The decrease was primarily driven by lower professional fees due to litigation insurance recoveries in excess of previous estimates, a decrease in rent expense due to sublease income, and lower general, administrative and other expenses. The overall decrease was partially offset by an increase in intangible asset amortization related to the Devon Park Acquisition.
For the six months ended June 30, 2026, total non-compensation expenses were $75.3 million, a decrease of 15% compared to $88.9 million for the six months ended June 30, 2025. The decrease was primarily driven by lower professional fees due to reduced litigation spend coupled with related insurance recoveries in excess of previous estimates, a decrease in bad debt expense, and a decrease in rent expense due to sublease income. This decrease was partially offset by increases in technology costs and intangible asset amortization.

Non-Operating Income (Expenses)
For the three months ended June 30, 2026, non-operating income was $1.0 million compared to non-operating expenses of $2.7 million for the three months ended June 30, 2025. In the current period, non-operating income included interest income, a gain on the change in fair value of the Earn-out, and a net loss from foreign exchange rate fluctuations. Non-operating expenses in the prior year period included a larger net loss from foreign exchange rate fluctuations, which was partially offset by interest income.
For the six months ended June 30, 2026, non-operating income was $3.3 million compared to non-operating expenses of $2.5 million for the six months ended June 30, 2025. In the current period, non-operating income primarily included interest income, a gain on the change in fair value of the Earn-out, and a net gain from foreign exchange rate fluctuations. Non-operating expenses in the prior year period included a net loss from foreign exchange rate fluctuations, which was partially offset by interest income. For all periods, the impact of foreign exchange rate fluctuations was largely related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries.
Income Tax Expense (Benefit)
The Company’s income tax benefit and effective tax rate were $(0.2) million and (4.1)%, respectively, for the three months ended June 30, 2026 compared to an income tax expense and effective tax rate of $2.0 million and 31.7%, respectively, for the three months ended June 30, 2025.
The Company’s income tax benefit and effective tax rate were $(10.1) million and 222.6%, respectively, for the six months ended June 30, 2026 compared to an income tax benefit and effective tax rate of $(7.5) million and (41.3)%, respectively, for the six months ended June 30, 2025.
The change in the effective tax rate in each period was primarily due to the relative size of our permanent differences in relation to the pre-tax income (loss) in the respective periods. In addition, the Company recognized an $8.7 million tax benefit associated with the appreciation in our share price upon vesting of RSUs above the original grant price during the six months ended June 30, 2026 compared to $12.6 million in the prior year period.
Liquidity and Capital Resources
General
We regularly monitor our liquidity position, including cash, working capital assets and liabilities, commitments and other requirements. Our primary sources of liquidity are generally our cash balances, the net cash generated from operations, and the available borrowing capacity under our Revolving Credit Facility. Our primary cash needs are typically for working capital, operating expenses (including cash compensation for our employees), repurchasing shares of the Company’s Class A common stock, withholding tax payments for vested PWP Incentive Plan Awards, cash-settled exchanges of PWP OpCo Units, income taxes, dividends and distributions, capital expenditures, making payments pursuant to the tax receivable agreement, commitments, and strategic investments. We generally pay a significant portion of our annual cash incentive compensation during the first quarter of each calendar year with respect to the prior year’s results. Therefore, cash levels generally decline during the first quarter and build over the remainder of the year.
Our current assets are typically composed of cash, receivables related to fees earned from providing advisory services, certain prepaid expenses and certain amounts due from related parties. Our current liabilities are primarily composed of accrued employee compensation, accounts payable and other accrued expenses. Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any short-term highly liquid investments that have original maturities of three months or less from the date of purchase. As of June 30, 2026 and December 31, 2025, the Company had cash balances of $115.8 million and $255.9 million, respectively, and no cash equivalents.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable typically have net terms of 30 days. Accounts receivable, net of allowance for credit losses, were $36.2 million and $62.7 million as of June 30, 2026 and December 31, 2025, respectively.
We have a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Additionally, up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement. As of June 30, 2026, we had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 9—Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
Based on current market conditions, we believe that our cash on hand, net cash generated from operations, and the available borrowing capacity under our Revolving Credit Facility will be sufficient to meet our operating needs and commitments for the next twelve months; however, if these sources of liquidity are not sufficient, we may seek additional debt or equity financing.

Cash Flows
A summary of our operating, investing and financing cash flows is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Cash Provided By (Used In)
Operating Activities
Net income (loss)	$5,586	$25,641
Non-cash charges and other operating activity adjustments	75,770	66,677
Other operating activities	(142,239)	(212,712)
Total operating activities	(60,883)	(120,394)
Investing Activities	(3,720)	73,080
Financing Activities	(72,682)	(144,719)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,795)	5,452
Net increase (decrease) in cash, cash equivalents and restricted cash	(140,080)	(186,581)
Cash, cash equivalents and restricted cash, beginning of period	257,050	332,771
Cash, cash equivalents and restricted cash, end of period	$116,970	$146,190
Six Months Ended June 30, 2026
Operating activities resulted in a net cash outflow of $60.9 million primarily attributable to cash operating expense outflows, including discretionary bonuses paid during the first quarter of 2026 with respect to prior year compensation expense, partially offset by cash collections from clients.
Investing activities resulted in a net cash outflow of $3.7 million attributable to purchases of fixed assets.
Financing activities resulted in a net cash outflow of $72.7 million primarily due to withholding tax payments for vested PWP Incentive Plan Awards, dividend payments, and distributions to partners.
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
Share Repurchase Program
Our board of directors has approved a stock repurchase program under which we are authorized to repurchase up to $200.0 million of our Class A common stock with no requirement to purchase any minimum number of shares. As of June 30, 2026, $60.2 million remains of the $200.0 million authorized for share repurchases.
Exchange Rights
In accordance with the limited partnership agreement of PWP OpCo, holders of PWP OpCo Units (other than the Company) may exchange these units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock and (iii) cash from any other source. Whether future exchanges are settled in cash or shares of Class A common stock is at our discretion and will depend on our liquidity and capital resources, market conditions, the timing and concentration of exchange elections and other factors. See Note 10—Stockholders’ Equity and Redeemable Non-Controlling Interests in the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q for further information.

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
Tax Receivable Agreement
As of June 30, 2026, we had an amount due of $105.6 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date. See Note 15—Related Party Transactions in the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q for further information as well as the expected timing of payments.
Leases
We have non-cancelable operating leases for our office space and certain equipment. As of June 30, 2026, we had $179.3 million of operating lease liabilities. See Note 4—Leases in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information as well as the expected timing of payments.
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

Exchange Rate Risk
We are exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of our operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the six months ended June 30, 2026 and 2025, the net impact of non-functional currency related transaction gains (losses) recorded in Other income (expense) on our Condensed Consolidated Statements of Operations was $0.8 million and $(4.5) million, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as foreign exchange rates fluctuated. For the six months ended June 30, 2026 and 2025, the net impact from the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) on our Condensed Consolidated Statements of Comprehensive Income (Loss) was $(1.8) million and $7.8 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future. As of June 30, 2026, we held cash balances of $24.4 million in non-U.S. dollar currencies, composed of pound sterling, euros, and Canadian dollars.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes our repurchase of equity securities during the three months ended June 30, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs(1)
April 1, 2026 - April 30, 2026	—	$—	—	$60,167,441
May 1, 2026 - May 31, 2026	—	$—	—	$60,167,441
June 1, 2026 - June 30, 2026	—	$—	—	$60,167,441
Total	—	$—	—
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
Unregistered Sales of Equity Securities
As previously reported, on October 1, 2025, the Company completed the acquisition of Devon Park Advisors, LLC, which involved equity consideration of 1,065,110 shares of Class A common stock to be delivered in three equal installments, with the first delivered at closing and the remaining to be delivered in the third quarters of 2026 and 2027. On April 15, 2026, we issued 3,781 shares of our Class A common stock as consideration earned for certain pre-existing client engagements that generated revenue within one year of closing. These issuances did not involve any underwriters, underwriting discounts or commissions, or a public offering, and such issuances were exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

PERELLA WEINBERG PARTNERS

Date: July 31, 2026	By:	/s/ ANDREW BEDNAR
Andrew Bednar
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: July 31, 2026	By:	/s/ ALEXANDRA GOTTSCHALK
Alexandra Gottschalk
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)