Form 10-Q
period 2026-09-30
Perella Weinberg Partners
filed 2026-10-30
CIK 1777835

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2026, the registrant had 81,001,380 shares of Class A common stock, par value $0.0001 per share, and 18,021,285 shares of Class B common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Perella Weinberg Partners
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in Thousands, Except Per Share and Per Unit Amounts)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$149,875	$255,906
Restricted cash	1,123	1,144
Accounts receivable, net of allowance	110,963	62,689
Due from related parties	151	626
Fixed assets, net of accumulated depreciation and amortization	72,298	77,206
Intangible assets, net of accumulated amortization	16,608	12,523
Goodwill	137,829	72,691
Prepaid expenses and other assets	42,675	46,776
Right-of-use lease assets	133,941	138,495
Deferred tax assets, net	164,350	129,581
Total assets	$829,813	$797,637
Liabilities, Redeemable Non-Controlling Interests, and Equity
Accrued compensation and benefits	$127,796	$210,268
Accounts payable, accrued expenses and other liabilities	45,135	47,102
Lease liabilities	179,011	186,066
Amount due pursuant to tax receivable agreement	116,662	93,461
Total liabilities	468,604	536,897
Commitments and Contingencies (Note 17)
Redeemable non-controlling interests (18,021,285 units at redemption value of $16.48 per unit as of September 30, 2026; 22,139,506 units at redemption value of $17.53 per unit as of December 31, 2025)	297,065	388,099
Equity
Class A common stock, par value $0.0001 per share (1,500,000,000 shares authorized, 93,461,253 issued and 79,476,027 outstanding at September 30, 2026; 1,500,000,000 shares authorized, 81,308,801 issued and 66,739,647 outstanding at December 31, 2025)	9	8
Class B common stock, par value $0.0001 per share (600,000,000 shares authorized, 18,021,285 issued and outstanding at September 30, 2026; 600,000,000 shares authorized, 22,139,506 issued and outstanding at December 31, 2025)	2	2
Preferred stock, par value $0.0001 per share (100,000,000 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025)	—	—
Additional paid-in-capital	328,088	144,197
Retained earnings (accumulated deficit)	(123,576)	(130,596)
Accumulated other comprehensive income (loss)	(5,368)	(2,521)
Treasury stock, at cost (13,985,226 and 14,569,154 shares of Class A common stock at September 30, 2026 and December 31, 2025, respectively)	(135,011)	(138,449)
Total equity	64,144	(127,359)
Total liabilities, redeemable non-controlling interests, and equity	$829,813	$797,637
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$251,373	$164,645	$556,815	$531,743
Expenses
Compensation and benefits	145,976	88,748	316,867	292,027
Equity-based compensation	29,049	27,594	96,112	81,873
Total compensation and benefits	175,025	116,342	412,979	373,900
Professional fees	9,417	9,213	21,918	35,308
Technology and infrastructure	11,114	9,588	30,928	28,114
Rent and occupancy	6,328	5,974	18,133	18,896
Travel and related expenses	4,365	5,418	15,871	16,391
General, administrative and other expenses	3,551	4,219	11,601	14,574
Depreciation and amortization	6,628	5,024	18,286	15,077
Total expenses	216,428	155,778	529,716	502,260
Operating income (loss)	34,945	8,867	27,099	29,483
Non-operating income (expenses)
Other income (expense)	230	2,721	3,518	252
Total non-operating income (expenses)	230	2,721	3,518	252
Income (loss) before income taxes	35,175	11,588	30,617	29,735
Income tax expense (benefit)	11,885	3,023	1,741	(4,471)
Net income (loss)	23,290	8,565	28,876	34,206
Less: Net income (loss) attributable to non-controlling interests	5,730	2,561	4,525	8,125
Net income (loss) attributable to Perella Weinberg Partners	$17,560	$6,004	$24,351	$26,081
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.22	$0.09	$0.33	$0.41
Diluted	$0.21	$0.08	$0.29	$0.37
Weighted-average shares of Class A common stock outstanding
Basic	78,841,501	64,071,958	74,499,165	63,100,339
Diluted	103,291,251	100,233,456	102,379,024	74,959,485

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$23,290	$8,565	$28,876	$34,206
Foreign currency translation gain (loss), net of tax	(1,654)	(1,867)	(3,467)	5,885
Comprehensive income (loss)	21,636	6,698	25,409	40,091
Less: Comprehensive income (loss) attributable to non-controlling interests	5,486	2,030	3,905	9,874
Comprehensive income (loss) attributable to Perella Weinberg Partners	$16,150	$4,668	$21,504	$30,217

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable Non-Controlling Interests
Balance at December 31, 2025	81,308,801	22,139,506	(14,569,154)	$8	$2	$(138,449)	$144,197	$(130,596)	$(2,521)	$(127,359)	$388,099
Net income (loss)	—	—	—	—	—	—	—	1,487	—	1,487	(2,232)
Equity-based awards	—	—	—	—	—	—	30,971	—	—	30,971	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	3,105,577	—	495,747	—	—	3,792	(3,792)	—	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(55,160)	—	—	(55,160)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	90	(6,507)	—	(6,417)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(1,289)	(1,289)	(393)
Other	—	—	—	—	—	—	453	—	—	453	4
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests)	215,215	(215,000)	—	—	—	—	93	—	—	93	—
Change in ownership interests	—	—	—	—	—	—	9,170	—	—	9,170	(9,170)
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	(6,658)	—	—	(6,658)	6,658
Balance at March 31, 2026	84,629,593	21,924,506	(14,073,407)	$8	$2	$(134,657)	$119,364	$(135,616)	$(3,810)	$(154,709)	$382,966
Net income (loss)	—	—	—	—	—	—	—	5,304	—	5,304	1,027
Equity-based awards	—	—	—	—	—	—	36,467	—	—	36,467	—
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(2,202)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	1,298,319	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock related to Devon Park Acquisition	3,781	—	—	—	—	—	77	—	—	77	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(435)	—	—	(435)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	42	(6,323)	—	(6,281)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(148)	(148)	17
Other	—	—	—	—	—	—	214	—	—	214	—
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests)	1,908,084	(1,906,191)	—	1	—	—	2,054	—	—	2,055	—
Change in ownership interests	—	—	—	—	—	—	(92)	—	—	(92)	92
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	71,758	—	—	71,758	(71,758)
Balance at June 30, 2026	87,839,777	20,018,315	(14,073,407)	$9	$2	$(134,657)	$229,449	$(136,635)	$(3,958)	$(45,790)	$310,142
Net income (loss)	—	—	—	—	—	—	—	17,560	—	17,560	5,730
Equity-based awards	—	—	—	—	—	—	29,238	—	—	29,238	—
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(1,401)
Issuance of Class A common stock for vested PWP Incentive Plan Awards	2,139,895	—	215,509	—	—	1,648	(1,648)	—	—	—	—
Issuance of Class A common stock related to Devon Park Acquisition	355,037	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock related to Gleacher Shacklock Acquisition	1,127,529	—	—	—	—	—	54,989	—	—	54,989	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	(4,341)	—	—	(4,341)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	51	(4,501)	—	(4,450)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(1,410)	(1,410)	(244)
Other	—	—	—	—	—	—	800	—	—	800	—
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests)	1,999,015	(1,997,030)	—	—	—	—	2,388	—	—	2,388	—
Treasury stock purchase	—	—	(127,328)	—	—	(2,002)	—	—	—	(2,002)	—
Change in ownership interests	—	—	—	—	—	—	(10,638)	—	—	(10,638)	10,638
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	27,800	—	—	27,800	(27,800)
Balance at September 30, 2026	93,461,253	18,021,285	(13,985,226)	$9	$2	$(135,011)	$328,088	$(123,576)	$(5,368)	$64,144	$297,065
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Shares
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable Non-Controlling Interests
Balance at December 31, 2024	72,544,696	27,460,600	(13,362,975)	$7	$3	$(111,484)	$—	$(303,708)	$(6,193)	$(421,375)	$651,140
Net income (loss)	—	—	—	—	—	—	—	17,339	—	17,339	4,034
Equity-based awards	—	—	—	—	—	—	—	26,396	—	26,396	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	3,366,995	—	387,054	—	—	4,644	—	(4,644)	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	—	(69,741)	—	(69,741)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	—	(6,030)	—	(6,030)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	1,932	1,932	824
Other	—	—	—	—	—	—	—	424	—	424	(3)
Exchange of PWP OpCo Units and corresponding Class B common stock for cash (Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests)	—	(1,270,086)	—	—	—	—	—	—	—	—	(28,792)
Treasury stock purchase	—	—	(749,432)	—	—	(14,442)	—	—	—	(14,442)	—
Change in ownership interests	—	—	—	—	—	—	—	3,207	—	3,207	(3,207)
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	139,162	—	139,162	(139,162)
Balance at March 31, 2025	75,911,691	26,190,514	(13,725,353)	$7	$3	$(121,282)	$—	$(197,595)	$(4,261)	$(323,128)	$484,834
Net income (loss)	—	—	—	—	—	—	—	2,738	—	2,738	1,530
Equity-based awards	—	—	—	—	—	—	—	28,222	—	28,222	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	143,693	—	25,530	—	—	306	—	(306)	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	—	(2,224)	—	(2,224)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	—	(5,724)	—	(5,724)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	3,540	3,540	1,456
Other	—	—	—	—	—	—	—	224	—	224	(1)
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests)	1,234,357	(1,233,125)	—	1	(1)	—	—	1,935	—	1,935	—
Treasury stock purchase	—	—	(983,057)	—	—	(17,306)	—	—	—	(17,306)	—
Change in ownership interests	—	—	—	—	—	—	—	(1,356)	—	(1,356)	1,356
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	(5,343)	—	(5,343)	5,343
Balance at June 30, 2025	77,289,741	24,957,389	(14,682,880)	$8	$2	$(138,282)	$—	$(179,429)	$(721)	$(318,422)	$494,518
Net income (loss)	—	—	—	—	—	—	—	6,004	—	6,004	2,561
Equity-based awards	—	—	—	—	—	—	—	27,791	—	27,791	—
Issuance of Class A common stock for vested PWP Incentive Plan Awards	774,413	—	210,574	—	—	1,740	—	(1,740)	—	—	—
Withholding tax payments on vested PWP Incentive Plan Awards	—	—	—	—	—	—	—	(4,837)	—	(4,837)	—
Dividends declared ($0.07 per share of Class A common stock)	—	—	—	—	—	—	—	(5,821)	—	(5,821)	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(1,336)	(1,336)	(531)
Other	—	—	—	—	—	—	—	486	—	486	—
Exchange of PWP OpCo Units and corresponding Class B common stock for Class A common stock (Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests)	1,500,380	(1,498,883)	—	—	—	—	—	2,014	—	2,014	—
Treasury stock purchase	—	—	(96,848)	—	—	(1,907)	—	—	—	(1,907)	—
Change in ownership interests	—	—	—	—	—	—	—	(1,371)	—	(1,371)	1,371
Changes in redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	(5,003)	—	(5,003)	5,003
Balance at September 30, 2025	79,564,534	23,458,506	(14,569,154)	$8	$2	$(138,449)	$—	$(161,906)	$(2,057)	$(302,402)	$502,922
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

Perella Weinberg Partners
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$28,876	$34,206
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based awards vesting expense	96,676	82,409
Depreciation and amortization	18,286	15,077
Foreign currency revaluation	1,079	1,294
Non-cash operating lease expense	8,391	7,790
Deferred taxes	(6,137)	(7,724)
Other	1,053	3,304
Decrease (increase) in operating assets:
Accounts receivable, net of allowance	(48,193)	33,074
Prepaid expenses and other assets	5,984	(6,431)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits	(83,272)	(197,983)
Accounts payable, accrued expenses and other liabilities	173	(18,137)
Lease liabilities	(10,706)	(8,115)
Net cash provided by (used in) operating activities	12,210	(61,236)
Cash flows from investing activities
Purchases of fixed assets	(5,857)	(3,350)
Maturities of investments in short-term marketable debt securities	—	74,911
Payment for Gleacher Shacklock Acquisition, net of cash acquired	(17,982)	—
Net cash provided by (used in) investing activities	(23,839)	71,561
Cash flows from financing activities
Exchange of PWP OpCo Units and corresponding Class B common stock for cash	—	(28,258)
Withholding tax payments for vested PWP Incentive Plan Awards	(59,936)	(76,802)
Distributions to partners	(3,603)	(4,233)
Dividends paid on Class A and Class B common stock	(22,716)	(18,266)
Treasury stock purchases	(2,002)	(33,655)
Payments pursuant to tax receivable agreement	(2,496)	(1,426)
Net cash provided by (used in) financing activities	(90,753)	(162,640)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,670)	6,220
Net increase (decrease) in cash, cash equivalents and restricted cash	(106,052)	(146,095)
Cash, cash equivalents and restricted cash, beginning of period	257,050	332,771
Cash, cash equivalents and restricted cash, end of period	$150,998	$186,676
Supplemental disclosure of non-cash activities
Lease liabilities arising from obtaining right-of-use lease assets	$4,309	$3,353
Accrued capital expenditures	$1,666	$1,088
Accrued dividends and dividend equivalent units on unvested PWP Incentive Plan Awards	$3,481	$4,515
Forfeited dividend equivalents on PWP Incentive Plan Awards	$1,708	$—
Non-cash paydown of partner loans	$—	$534
Deferred tax effect resulting from changes in ownership and exchanges of PWP OpCo Units, net of amounts payable under tax receivable agreement	$5,989	$5,086
Supplemental disclosures of cash flow information
Cash paid for income taxes	$2,069	$8,848
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any highly liquid investments with original maturities of three months or less from the date of purchase. Cash account balances often exceed federally insured limits. Restricted cash represents cash that is not readily available for general purpose cash needs. As of September 30, 2026 and December 31, 2025, the Company had restricted cash of $1.1 million maintained as collateral for letters of credit related to certain office leases. As of September 30, 2026 and December 31, 2025, the Company held no cash equivalents. The sum of Cash and cash equivalents and Restricted cash on the Condensed Consolidated Statements of Financial Condition corresponds to the total cash, cash equivalents, and restricted cash presented on the Condensed Consolidated Statements of Cash Flows.
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
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting, which requires an allocation of the total consideration paid for the acquired business to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any excess of fair value of total consideration paid over the fair value of the net assets acquired is recognized as goodwill. Consideration contingent on future events is evaluated to determine whether it represents consideration transferred for the acquired business or compensation for post-combination services. Contingent consideration liabilities are recognized at the acquisition date fair value and revalued at each reporting period. Contingent compensation expense is accrued over the requisite service period.
Based on the timing of the close of a transaction, certain valuation calculations may be considered preliminary due to information that may subsequently become available, and values assigned to acquired assets and liabilities could change. The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related expected life calculations, may be provisional and subject to revision within one year of the acquisition date. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.
Consolidation
The Company’s policy is to consolidate entities in which the Company has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (i) the power to make the decisions that most significantly affect the economic performance of the VIE and (ii) the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. PWP is the primary beneficiary of and consolidates PWP OpCo, a VIE. As of September 30, 2026 and December 31, 2025, the net assets of PWP OpCo were $324.8 million and $235.3 million, respectively. As of September 30, 2026 and December 31, 2025, the Company did not consolidate any VIEs other than PWP OpCo.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Redeemable non-controlling interests are presented within temporary equity on the Condensed Consolidated Statements of Financial Condition at the higher of: (i) their redemption value as of the reporting date, which corresponds to the price of the Company’s Class A common stock, or (ii) their measurement pursuant to Accounting Standards Codification (“ASC” or the “Codification”) Topic 810, Consolidation. Changes in the current redemption value are recorded to Additional paid-in capital immediately as they occur. The magnitude of these changes may exceed the available balance of Additional paid-in capital, resulting in subsequent equity transactions being recorded to Accumulated deficit. As of September 30, 2025, $28.0 million was recorded to Accumulated deficit, driven by increases in the redemption value of Redeemable non-controlling interests. During the year ended December 31, 2025, equity transactions offset this cumulative amount and restored an Additional paid-in capital balance. Accordingly, no such amounts were recorded to Accumulated deficit as of December 31, 2025 or September 30, 2026.
When the Company has an unconditional obligation to purchase the Redeemable non-controlling interests for cash, the mandatorily redeemable interests are reclassified from temporary equity to a liability with changes in fair value recorded to Other income (expense) on the Condensed Consolidated Statements of Operations. As of September 30, 2026, there were no non-controlling interests considered mandatorily redeemable.
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
Foreign Currencies
In the normal course of business, the Company and its subsidiaries may enter into transactions denominated in a non-functional currency. The Company recognized net foreign exchange gains (losses) arising from such transactions of $(0.3) million and $0.5 million during the three and nine months ended September 30, 2026, respectively, and $1.5 million and $(3.0) million for the three and nine months ended September 30, 2025, respectively, which are included in Other income (expense) on the Condensed Consolidated Statements of Operations. In addition, the Company consolidates its foreign subsidiaries that have non-U.S. dollar functional currencies. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and profit and loss activity is generally translated using the average exchange rate throughout the period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are included as a component of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests.
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
Note 3—Business Combination
On September 1, 2026 (the “Acquisition Closing”), the Company acquired 100% of the equity interests of Gleacher Shacklock LLP (“Gleacher Shacklock”), an independent advisory firm headquartered in London that advises corporates, sovereign wealth funds, and institutions (the “Gleacher Shacklock Acquisition”). The purchase price of $82.6 million consisted of $27.6 million in cash and $55.0 million in equity.
Of the 3,382,587 shares of PWP Class A common stock to be delivered as equity consideration, 1,127,529 shares were issued at the Acquisition Closing. The remaining shares will be delivered in equal installments in the third quarters of 2027, 2028, and 2029. The Company also entered into compensation arrangements with certain Gleacher Shacklock employees totaling $46.8 million. These consist of guaranteed compensation arrangements and amounts contingent on certain client engagements generating revenue within one year of the Acquisition Closing. Because these arrangements require continued post-combination services, they were excluded from the purchase price. The Company recognizes the related compensation expense on a straight-line basis over the requisite service period, which is generally one to three years.
The Company recorded $66.5 million of goodwill on the Condensed Consolidated Statements of Financial Condition, all of which is expected to be deductible for U.S. income tax purposes, subject to the foreign tax credit limitations under Section 901(m) of the Internal Revenue Code. Management attributes the goodwill to Gleacher Shacklock’s reputation, operating expertise, and assembled workforce, as well as expected synergies from the combined entity. The Company also acquired customer relationships, which were recognized as identifiable intangible assets with an acquisition-date fair value of $11.9 million.
As of September 30, 2026, $1.4 million of the cash consideration was unpaid and is included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.
The Company incurred $1.8 million of transaction costs during the nine months ended September 30, 2026. These costs are included in Professional fees on the Condensed Consolidated Statements of Operations.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at Acquisition Closing:

Assets
Cash and cash equivalents	$8,212
Accounts receivable	462
Prepaid expenses and other assets	1,558
Right-of-use lease asset	3,936
Intangible assets	11,908
Goodwill	66,470
Total assets acquired	$92,546
Liabilities
Accrued compensation and benefits	$1,622
Accounts payable, accrued expenses and other liabilities	1,550
Deferred tax liability, net	3,007
Lease liability	3,816
Total liabilities assumed	9,995
Total net assets acquired	$82,551

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Such fair values are preliminary estimates and are subject to adjustment up to the earlier of one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final.
The results of operations of Gleacher Shacklock have been included in the Company’s consolidated financial statements prospectively beginning on the acquisition date. Gleacher Shacklock has been fully integrated with the Company’s existing operations. Accordingly, post-acquisition revenues and net income are not discernible. Pro forma financial information for Gleacher Shacklock is not presented as the impact to the Company’s historical results is not material.
Note 4—Revenue and Receivables from Contracts with Customers
The following table disaggregates the Company’s revenue between over time and point in time recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Over time	$238,302	$164,645	$527,139	$527,767
Point in time	13,071	—	29,676	3,976
Total revenue	$251,373	$164,645	$556,815	$531,743
Reimbursable expenses billed to clients were $1.2 million and $2.8 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $3.9 million for the three and nine months ended September 30, 2025, respectively.
Performance Obligations and Contract Balances
A significant portion of total revenues in any given period often relates to performance obligations that were satisfied or partially satisfied in prior periods. These amounts are recognized upon the resolution of revenue constraints and uncertainties in the relevant period and are generally related to transaction-related advisory services.
As of September 30, 2026 and December 31, 2025, the Company recorded $0.3 million and $1.0 million, respectively, for contract liabilities which are presented within Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.
Accounts Receivable and Allowance for Credit Losses
As of September 30, 2026 and December 31, 2025, $65.2 million and $22.2 million, respectively, of accrued revenue was included in Accounts receivable, net of allowance on the Condensed Consolidated Statements of Financial Condition. These amounts have been recognized as revenue in accordance with the Company’s revenue recognition policies but remained unbilled at the end of the period. As of September 30, 2026, certain accounts receivable in the aggregate amount of $36.0 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with one client. Of that amount, all was subsequently received after September 30, 2026. As of December 31, 2025, certain accounts receivable in the aggregate amount of $22.3 million were individually greater than 10% of the Company’s gross accounts receivable and were concentrated with three clients. Of that amount, all was subsequently received after year end.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
The allowance for credit losses activity for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$1,320	$3,033	$1,496	$1,642
Bad debt expense	347	—	171	1,553
Write-offs	(198)	(18)	(198)	(253)
Recoveries	—	5	—	5
Foreign currency translation and other adjustments	—	(41)	—	32
Ending balance	$1,469	$2,979	$1,469	$2,979
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
Other information as it relates to the Company’s operating leases is as follows:

	September 30, 2026	December 31, 2025
Weighted-average discount rate – operating leases	5.3%	5.0%
Weighted-average remaining lease term – operating leases	11.8 years	12.5 years

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$5,037	$4,800	$15,064	$14,244
Variable lease cost	1,165	645	2,983	2,660
Sublease income – operating leases	(935)	(312)	(2,805)	(312)
Total net lease cost	$5,267	$5,133	$15,242	$16,592

Net cash outflows on operating leases	$5,939	$5,189	$17,368	$14,707
Cash inflows on sublease	$1,039	$—	$2,423	$—

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
As of September 30, 2026, the maturities of undiscounted cash payments and cash receipts for operating leases are as follows:

Years Ending:	Operating Lease Payments	Sublease Receipts	Net Payments
Remainder of 2026	$2,801	$1,038	$1,763
2027	22,103	4,153	17,950
2028	20,977	4,153	16,824
2029	20,935	4,153	16,782
2030	20,516	4,153	16,363
Thereafter	153,055	7,379	145,676
Total lease payments	240,387	$25,029	$215,358
Less: Imputed interest	(61,376)
Total lease liabilities	$179,011
Note 6—Goodwill and Intangible Assets
Goodwill associated with the Company’s acquisitions is as follows:

Total
Balance at December 31, 2024	$34,383
Acquisition of Devon Park Advisors	38,308
Balance at December 31, 2025	72,691
Acquisition of Gleacher Shacklock	66,470
Foreign currency translation	(1,332)
Balance at September 30, 2026	$137,829
Intangible assets in the form of customer relationships were acquired in the Gleacher Shacklock Acquisition. The estimated fair value of $11.9 million will be amortized on a straight-line basis over a weighted-average estimated useful life of 1.5 years.
The following table provides the detail of the Company’s intangible assets:

	September 30, 2026
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$66,170	$(49,869)	$16,301
Trade names and trademarks	18,400	(18,093)	307
Total	$84,570	$(67,962)	$16,608

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$54,500	$(43,664)	$10,836
Trade names and trademarks	18,400	(16,713)	1,687
Total	$72,900	$(60,377)	$12,523

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Amortization expense related to intangible assets was $3.1 million and $7.6 million for the three and nine months ended September 30, 2026, respectively, and $1.6 million and $4.9 million for the three and nine months ended September 30, 2025, respectively, and is included in Depreciation and amortization on the Condensed Consolidated Statements of Operations.
The following table summarizes the future aggregate amortization expense of the Company’s intangible assets held at September 30, 2026:

Remainder of 2026	$4,155
2027	9,229
2028	2,634
2029	590
Total	$16,608
Note 7—Regulatory Requirements
The Company has a number of consolidated subsidiaries registered as broker-dealers with regulatory agencies in their respective countries. The SEC-regulated subsidiary does not hold funds or securities for, or owe money or securities to clients or carry accounts of or for clients, and as such is exempt from the SEC Customer Protection Rule (Rule 15c3-3). As of September 30, 2026 and December 31, 2025, all regulated subsidiaries had capital in excess of their applicable minimum capital requirements. As a result of the minimum capital requirements and various regulations on these broker-dealers, a portion of the capital of each subsidiary of the Company is restricted and may be unavailable to pay its creditors.
Note 8—Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization and consist of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Leasehold improvements	$86,504	$85,226
Furniture and fixtures	14,247	13,565
Equipment	17,114	15,869
Software	4,986	5,446
Total	122,851	120,106
Less: Accumulated depreciation and amortization	(50,553)	(42,900)
Fixed assets, net	$72,298	$77,206
Depreciation expense related to fixed assets was $3.4 million and $10.3 million for the three and nine months ended September 30, 2026, respectively, and $3.3 million and $9.9 million for the three and nine months ended September 30, 2025, respectively. Amortization expense related to software costs was immaterial for the three and nine months ended September 30, 2026 and 2025.
Note 9—Income Taxes
The following table summarizes the Company’s tax position for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) before income taxes	$35,175	$11,588	$30,617	$29,735
Income tax expense (benefit)	$11,885	$3,023	$1,741	$(4,471)
Effective income tax rate	33.8%	26.1%	5.7%	(15.0)%

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
As of September 30, 2026 and December 31, 2025, the Company recorded a liability for unrecognized tax benefits of $3.8 million and $3.7 million, respectively, primarily related to potential double taxation at certain of its foreign subsidiaries. The Company does not expect there to be any material changes to uncertain tax positions within 12 months of the reporting date.
Note 10—Debt
As of September 30, 2026 and December 31, 2025, the Company had no outstanding debt. The Company has a revolving credit facility (the “Revolving Credit Facility”) through a credit agreement with Cadence Bank (the “Credit Agreement”), with an available line of credit of $50.0 million with up to $20.0 million of available incremental revolving commitments, and a maturity date of July 1, 2028. Issuance costs incurred related to the Credit Agreement are amortized over the life of the Revolving Credit Facility. The Company is also charged a quarterly commitment fee of 0.25% on any unused portion of the line of credit.
Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests
Share Repurchases
On February 16, 2022, the Company’s Board of Directors initially approved a stock repurchase program and the authorized amount under such program was increased on February 8, 2023 such that the Company is authorized to repurchase up to $200.0 million of the Company’s Class A common stock. Since inception of the share repurchase program, 14,877,364 shares have been purchased at an average price per share of $9.53 through September 30, 2026 for a total purchase price of $141.8 million. These amounts include 1,000,000 founder shares repurchased during 2024 at a purchase price of $15.00 per share for a total purchase price of $15.0 million. During 2021, prior to the implementation of the stock repurchase program, the Company repurchased 1,000,000 founder shares at a purchase price of $12.00 per share for a total purchase price of $12.0 million.
Redeemable Non-Controlling Interests
Redeemable non-controlling interests on the Condensed Consolidated Statements of Financial Condition are presented within temporary equity. Redeemable non-controlling interests are presented at their redemption value as of the reporting date and represent the ownership interests in PWP OpCo held by holders other than Perella Weinberg Partners. As of September 30, 2026, the current and former working partners collectively own 18,021,285 PWP OpCo Units, which represents an 18.5% non-controlling ownership interest in PWP OpCo.
Exchange Rights
Holders of PWP OpCo Units (the “PWP OpCo Unitholders”) other than the Company may exchange their units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock and (iii) cash from any other source. Concurrently with an exchange, such PWP OpCo Unitholder is required to surrender shares of Class B common stock for additional shares of Class A common stock or cash at a conversion rate of 0.001. Whether the exchanging PWP OpCo Unitholder receives cash or Class A common stock in exchange for their PWP OpCo Units and Class B common stock is at the Company’s discretion. The Company settled exchanges of certain PWP OpCo Units and corresponding shares of Class B common stock for 1,999,015 and 4,122,314 shares of Class A common stock during the three and nine months ended September 30, 2026, respectively, and 1,500,380 and 2,734,737 shares of Class A common stock during the three and nine months ended September 30, 2025, respectively. During the nine months ended September 30, 2025, the Company settled exchanges of 1,270,086 PWP OpCo Units and corresponding shares of Class B common stock at a price of $22.65 per PWP OpCo Unit for $28.3 million in cash as well as the non-cash settlement of certain partner loans. Refer to Note 16—Related Party Transactions for more information on partner loans.
To the extent an exchange creates a step-up in tax basis, the Company records an increase in Deferred tax assets, net, Amount due pursuant to tax receivable agreement, and Additional paid-in-capital.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
PWP Omnibus Incentive Plan Awards
Concurrent with the Business Combination, the Company adopted the Perella Weinberg Partners 2021 Omnibus Incentive Plan (the “PWP Incentive Plan”), which establishes a plan for the granting of various forms of incentive compensation awards, including restricted stock units and performance restricted stock units (“PSUs”), measured by reference to PWP Class A common stock (“PWP Incentive Plan Awards”). The PWP Incentive Plan established a reserve for a one-time grant of awards in connection with the Business Combination as well as a reserve for general purpose grants (the “General Share Reserve”). Grantees have rights to dividends declared during the vesting period and receive such dividends only upon vesting in the form of cash or dividend equivalent units. The Company uses newly issued shares of Class A common stock to satisfy vested awards, with the exception of shares issued out of treasury stock for vested awards (and related dividend equivalent units) held by French employees. Pursuant to the PWP Incentive Plan, the number of shares of Class A common stock reserved for issuance from the General Share Reserve increases each year.
In connection with the Business Combination, the Company granted awards (the “Business Combination Awards”) in the form of (a) RSUs that vest upon the achievement of service conditions (“Transaction RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions, including certain long-term incentive awards granted to management (“Transaction PSUs”).
During the nine months ended September 30, 2026 and 2025, 4,864,193 and 2,434,495 Business Combination Awards vested with a total fair value of $81.9 million and $56.1 million, respectively. On August 31, 2026, the service period ended for the Transaction PSUs, and the awards with unmet price targets were cancelled along with any related accrued dividend equivalents.
The Company grants units from the General Share Reserve from time to time in the ordinary course of business in the form of (a) RSUs that vest upon the achievement of service conditions (“General RSUs”) and (b) PSUs that only vest upon the achievement of both service and market conditions (“General PSUs”).
During the nine months ended September 30, 2026 and 2025, the Company granted 5,287,188 and 5,359,049 General RSUs at a weighted average grant date fair value of $21.29 and $23.65 per award, respectively. During the nine months ended September 30, 2026 and 2025, 8,315,105 and 5,801,800 General RSUs vested with a total fair value of $164.3 million and $132.6 million, respectively. During the nine months ended September 30, 2026, 474,850 General PSUs vested with a total fair value of $8.6 million. During the nine months ended September 30, 2025, no General PSUs vested. As of September 30, 2026, the price targets ranging from $15.00 to $20.00 as well as substantially all of the $25.00 price target were met for the General PSUs.
Equity-based compensation expense related to the PWP Incentive Plan was $29.0 million and $96.1 million for the three and nine months ended September 30, 2026, respectively, and $27.6 million and $81.9 million for the three and nine months ended September 30, 2025, respectively. Additionally, equity-based amortization expense related to non-employee awards was $0.2 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, and is included in Professional fees on the Condensed Consolidated Statements of Operations. The income tax benefit recognized related to equity-based awards was $4.4 million and $16.1 million for the three and nine months ended September 30, 2026, respectively, and $5.2 million and $14.0 million for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026, total unrecognized compensation expense related to all unvested equity-based awards was $140.0 million, which is expected to be recognized over a weighted average period of 1.9 years.
Note 13—Other Compensation and Benefits
Compensation and benefits expense consists of salaries, bonuses (discretionary awards and guaranteed amounts), severance, as well as payroll and related taxes and benefits for the Company’s employees. In all instances, compensation expense is accrued over the requisite service period.
Benefit Plans
Certain employees participate in employee benefit plans, which consist of defined contribution plans including (i) profit-sharing plans qualified under Section 401(k) of the Internal Revenue Code, (ii) a U.K. pension scheme for U.K. employees and (iii) a German pension plan for employees in Germany. Expenses related to the Company’s employee benefit plans were $2.0 million and $6.2 million for the three and nine months ended September 30, 2026, respectively, and $1.9 million and $5.4 million for the three and nine months ended September 30, 2025, respectively, and are included in Compensation and benefits on the Condensed Consolidated Statements of Operations.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Business Realignment
During the second quarter of 2026, the Company began a review of the business, which resulted in headcount reductions in order to focus resources on higher-performing areas of the business (the “Business Realignment”). In conjunction with the Business Realignment and for the three and nine months ended September 30, 2026, the Company incurred expenses related to separation and transition benefits of $6.3 million and $11.3 million, respectively, and the acceleration of equity-based compensation amortization of $4.2 million and $12.8 million, respectively. Such amounts are presented in Compensation and benefits and Equity-based compensation on the Condensed Consolidated Statements of Operations, respectively. Approximately $3.6 million of additional expense is expected to be incurred during the remainder of 2026. This estimate is based on certain assumptions, and actual results may differ materially if unanticipated costs are incurred related to the Business Realignment.
Activity within Accrued compensation and benefits on the Condensed Consolidated Statements of Financial Condition related to the Business Realignment was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2026
Beginning balance	$3,304	$—
Incurred expenses	10,453	24,130
Non-cash expenses	(4,183)	(12,808)
Payments	(5,451)	(7,199)
Ending balance	$4,123	$4,123

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 14—Net Income (Loss) Per Share Attributable to Class A Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Class A common shareholders are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to Perella Weinberg Partners – basic	$17,560	$6,004	$24,351	$26,081
Dilutive effect from assumed exchange of PWP OpCo Units, net of tax	3,657	1,971	4,794	—
Dilutive effect from assumed vesting of PWP Incentive Plan Awards, net of tax	282	257	457	1,435
Net income (loss) attributable to Perella Weinberg Partners – diluted	$21,499	$8,232	$29,602	$27,516
Denominator:
Weighted average shares of Class A common stock outstanding – basic	78,841,501	64,071,958	74,499,165	63,100,339
Weighted average number of incremental shares from assumed exchange of PWP OpCo Units	19,367,110	24,484,915	20,803,488	—
Weighted average number of incremental shares from assumed vesting of PWP Incentive Plan Awards	5,082,640	11,676,583	7,076,371	11,859,146
Weighted average shares of Class A common stock outstanding – diluted	103,291,251	100,233,456	102,379,024	74,959,485
Net income (loss) per share attributable to Class A common shareholders
Basic	$0.22	$0.09	$0.33	$0.41
Diluted	$0.21	$0.08	$0.29	$0.37
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
The following table presents the weighted average potentially dilutive shares that were excluded from the calculation of diluted net income (loss) per share under the treasury stock method or if-converted method, as applicable, because the effect of including such potentially dilutive shares was antidilutive for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
PWP OpCo Units	—	—	—	25,691,746

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
As of September 30, 2026 and December 31, 2025, the fair values of cash, restricted cash, accounts receivable, due from related parties, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these items.
Fair Value of Financial Instruments
The following table summarizes the categorization and fair value estimate of the Company’s financial instruments that were measured on a recurring basis pursuant to the above fair value hierarchy levels as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial liabilities
Contingent consideration	$—	$—	$1,040	$1,040

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial liabilities
Contingent consideration	$—	$—	$3,140	$3,140
The Company had no transfers between fair value levels during the three and nine months ended September 30, 2026 and 2025.

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
On October 1, 2025, the Company acquired Devon Park Advisors (the “Devon Park Acquisition”) under an arrangement that included contingent consideration whereby additional amounts may be earned if certain client engagements generate revenue within one year of the acquisition closing (the “Earn-out”). The Earn-out is presented at fair value within Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition and adjustments to the fair value are recorded within Other income (expense) on the Condensed Consolidated Statements of Operations. The Earn-out is classified as Level 3 due to use of significant unobservable inputs in the discounted cash flow valuation model, including the application of probabilities when assessing when and whether performance thresholds will be met. Additional inputs utilized in the valuation of the Earn-out were as follows:

	September 30, 2026	December 31, 2025
Discount rate	4.53%	3.97%
Expected term (years)	2.75	3.00
The Company’s discount rate assumption reflects a blended corporate credit rating representative of comparable entities, considering the expected timing of cash outflows.
The following table presents the changes in fair value of the Level 3 financial liabilities:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Beginning balance	$2,030	$3,140
Cash settlements	—	(109)
Share settlements	—	(77)
Change in fair value	(990)	(1,914)
Ending balance	$1,040	$1,040
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement with PWP OpCo, Professional Partners and certain partners that provides for payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local and foreign income taxes that the Company is deemed to realize as a result of (a) each exchange of interests in PWP OpCo for cash or stock of the Company and certain other transactions and (b) payments made under the tax receivable agreement. As of September 30, 2026, the Company had a liability of $116.7 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date and is reported within Amount due pursuant to tax receivable agreement on the Condensed Consolidated Statements of Financial Condition. The Company expects to make the following payments with respect to the tax receivable agreement, which are exclusive of potential payments in respect of future exchanges and may differ significantly from actual payments made:

Years Ending:	Estimated Payments Under Tax Receivable Agreement
Remainder of 2026	$—
2027	4,373
2028	6,120
2029	6,758
2030	6,908
Thereafter	92,503
Total payments	$116,662
Partner Loans
From time to time, PWP OpCo and certain of its subsidiaries have agreed to provide loans to or make payments on behalf of certain partners. As of September 30, 2026 and December 31, 2025, $0.2 million and $0.6 million, respectively, of amounts due from partners are recognized in Due from related parties on the Condensed Consolidated Statements of Financial Condition. During the nine months ended September 30, 2025, $0.5 million of principal and interest related to partner loans was effectively repaid through the cancellation of PWP OpCo Units held by such partners.
Note 17—Commitments and Contingencies
Indemnifications
The Company enters into certain contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown. As of September 30, 2026 and December 31, 2025, the Company expects no claims or losses pursuant to these contracts; therefore, no liability has been recorded related to these indemnification provisions.
Legal Contingencies
From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management and, after consultation with external counsel, the Company believes it is neither probable nor reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the consolidated financial statements of the Company as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025.
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

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
During the nine months ended September 30, 2026, the Company recognized a net credit of $4.3 million in legal and professional fees related to this litigation, reflecting insurance recoveries in excess of previous estimates. No amount was recognized during the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company incurred $1.4 million and $12.7 million of legal and professional fees related to this litigation, net of expected insurance reimbursement. These litigation costs are included in Professional fees on the Condensed Consolidated Statements of Operations.
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
The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer and Chairman, evaluates the performance of the Advisory segment and allocates resources based on consolidated net income (loss), as presented on the Condensed Consolidated Statements of Operations. The CODM uses consolidated net income (loss) to evaluate the profitability generated by segment assets and personnel and decides whether to reinvest any profits in the Advisory segment, such as through hiring, compensation management, and capital expenditures, or to return value to shareholders and partners, such as through share repurchases, cash-settled exchanges, net-settlement of equity-based awards, distributions, and dividends. The CODM is regularly provided with both actual and budgeted expense information on a consolidated basis that aligns with the expense categories as presented on the Condensed Consolidated Statements of Operations.
The CODM does not review assets of the Advisory segment at a different level or category than what is presented as Total assets on the Condensed Consolidated Statements of Financial Condition. The accounting policies of the Company’s Advisory segment are the same as those described in Note 2—Summary of Significant Accounting Policies.
For the nine months ended September 30, 2026 and 2025, no individual client accounted for more than 10% of aggregate revenues.
The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be indicative of the geography in which the Company’s clients are located:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
United States	$190,799	$123,544	$443,101	$411,638
United Kingdom	40,291	12,860	77,862	71,207
Other international countries	20,283	28,241	35,852	48,898
Total	$251,373	$164,645	$556,815	$531,743

	September 30, 2026	December 31, 2025
Assets
United States	$562,684	$588,736
United Kingdom	214,266	149,365
Other international countries	52,863	59,536
Total	$829,813	$797,637

Perella Weinberg Partners
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts and Where Otherwise Noted)
Note 19—Subsequent Events
The Company has evaluated subsequent events through the issuance date of these condensed consolidated financial statements.
On October 28, 2026, the Company’s Board of Directors declared a cash dividend of $0.07 per outstanding share of Class A common stock. This dividend will be paid on December 8, 2026 to Class A common stockholders of record on November 24, 2026. Holders of Class B common stock will also receive dividends equal to the amount of dividends declared on 0.001 shares of Class A common stock.

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

Results of Operations
The following is a discussion of our results of operations for the respective periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Revenues	$251,373	$164,645	53%	$556,815	$531,743	5%
Expenses
Compensation and benefits	145,976	88,748	64%	316,867	292,027	9%
Equity-based compensation	29,049	27,594	5%	96,112	81,873	17%
Total compensation and benefits	175,025	116,342	50%	412,979	373,900	10%
Non-compensation expenses	41,403	39,436	5%	116,737	128,360	(9)%
Total operating expenses	216,428	155,778	39%	529,716	502,260	5%
Operating income (loss)	34,945	8,867	294%	27,099	29,483	(8)%
Non-operating income (expenses)
Other income (expense)	230	2,721	(92)%	3,518	252	NM
Total non-operating income (expenses)	230	2,721	(92)%	3,518	252	NM
Income (loss) before income taxes	35,175	11,588	204%	30,617	29,735	3%
Income tax expense (benefit)	11,885	3,023	293%	1,741	(4,471)	NM
Net income (loss)	23,290	8,565	172%	28,876	34,206	(16)%
Less: Net income (loss) attributable to non-controlling interests	5,730	2,561	124%	4,525	8,125	(44)%
Net income (loss) attributable to Perella Weinberg Partners	$17,560	$6,004	192%	$24,351	$26,081	(7)%
NM = Not meaningful

Revenues
The following table provides revenue statistics for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Total Advisory Clients	84	56	28	161	135	26
Total Clients with Fees Greater than or Equal to $1.0 million	43	28	15	102	93	9
Revenues were $251.4 million and $556.8 million for the three and nine months ended September 30, 2026, as compared to $164.6 million and $531.7 million for the three and nine months ended September 30, 2025, an increase of 53% and 5%, respectively. In the current periods, higher mergers and acquisitions activity, driven by an increase in the number of related fee events, was partially offset by decreased financing and capital solutions activity.
Compensation and Benefits Expenses
For the three months ended September 30, 2026, total compensation and benefits expenses were $175.0 million, an increase of 50% compared to $116.3 million for the three months ended September 30, 2025. The increase was primarily the result of higher revenues, acquisition-related compensation arrangements, as well as Business Realignment costs, including separation and transition benefits and the accelerated amortization of equity-based awards.
For the nine months ended September 30, 2026, total compensation and benefits expenses were $413.0 million, an increase of 10% compared to $373.9 million for the nine months ended September 30, 2025. Similar to the quarter-to-date period, the increase was primarily driven by higher revenues, acquisition-related compensation arrangements, and Business Realignment costs.
Non-Compensation Expenses
For the three months ended September 30, 2026, total non-compensation expenses were $41.4 million, an increase of 5% compared to $39.4 million for the three months ended September 30, 2025. The increase was primarily driven by an increase in technology costs, as well as increased intangible asset amortization due to the acquisitions of Gleacher Shacklock and Devon Park Advisors. The overall increase was partially offset by a decrease in employee travel costs and lower general, administrative and other expenses.
For the nine months ended September 30, 2026, total non-compensation expenses were $116.7 million, a decrease of 9% compared to $128.4 million for the nine months ended September 30, 2025. The decrease was primarily driven by lower professional fees due to reduced litigation spend coupled with related insurance recoveries in excess of previous estimates, a decrease in bad debt expense, and a decrease in rent expense due to sublease income. This overall decrease was partially offset by increases in technology costs and intangible asset amortization.

Non-Operating Income (Expenses)
For the three months ended September 30, 2026, non-operating income was $0.2 million compared to non-operating income of $2.7 million for the three months ended September 30, 2025. In the current period, non-operating income included interest income and a gain on the change in fair value of the Earn-out, partially offset by a loss on fixed asset disposals and a net loss from foreign exchange rate fluctuations. Non-operating income in the prior year period included a net gain from foreign exchange rate fluctuations and higher interest income.
For the nine months ended September 30, 2026, non-operating income was $3.5 million compared to non-operating income of $0.3 million for the nine months ended September 30, 2025. In the current period, non-operating income primarily included interest income, a gain on the change in fair value of the Earn-out, and a net gain from foreign exchange rate fluctuations. Non-operating income in the prior year period included higher interest income, which was substantially offset by a net loss from foreign exchange rate fluctuations. For all periods, the impact of foreign exchange rate fluctuations was largely related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries.
Income Tax Expense (Benefit)
The Company’s income tax expense and effective tax rate were $11.9 million and 33.8%, respectively, for the three months ended September 30, 2026 compared to an income tax expense and effective tax rate of $3.0 million and 26.1%, respectively, for the three months ended September 30, 2025.
The Company’s income tax expense and effective tax rate were $1.7 million and 5.7%, respectively, for the nine months ended September 30, 2026 compared to an income tax benefit and effective tax rate of $(4.5) million and (15.0)%, respectively, for the nine months ended September 30, 2025.
The change in the effective tax rate in each period was primarily due to the relative size of our permanent differences in relation to the pre-tax income in the respective periods. In addition, the Company recognized a $10.9 million tax benefit associated with the appreciation in our share price upon vesting of RSUs above the original grant price during the nine months ended September 30, 2026 compared to $13.9 million in the prior year period.
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
Our current assets are typically composed of cash, receivables related to fees earned from providing advisory services, certain prepaid expenses and certain amounts due from related parties. Our current liabilities are primarily composed of accrued employee compensation, accounts payable and other accrued expenses. Cash and cash equivalents include cash held at banks, including interest-bearing money market accounts, and any short-term highly liquid investments that have original maturities of three months or less from the date of purchase. As of September 30, 2026 and December 31, 2025, the Company had cash balances of $149.9 million and $255.9 million, respectively, and no cash equivalents.
Our liquidity is highly dependent upon cash receipts from clients, which generally require the successful completion of transactions. Accounts receivable typically have net terms of 30 days. Accounts receivable, net of allowance for credit losses, were $111.0 million and $62.7 million as of September 30, 2026 and December 31, 2025, respectively.
We have a Revolving Credit Facility with Cadence Bank with an available line of credit of $50.0 million. Additionally, up to $20.0 million of incremental revolving commitments above the $50.0 million commitment amount may be incurred under the Credit Agreement. As of September 30, 2026, we had no outstanding balance related to the Revolving Credit Facility and no incremental revolving commitments were incurred. For further information on the Revolving Credit Facility, refer to Note 10—Debt in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.
During the three months ended September 30, 2026, we repurchased 127,328 shares at an average price per share of $15.73 pursuant to our share repurchase program.

Based on current market conditions, we believe that our cash on hand, net cash generated from operations, and the available borrowing capacity under our Revolving Credit Facility will be sufficient to meet our operating needs and commitments for the next twelve months; however, if these sources of liquidity are not sufficient, we may seek additional debt or equity financing.
Cash Flows
A summary of our operating, investing and financing cash flows is as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Cash Provided By (Used In)
Operating Activities
Net income (loss)	$28,876	$34,206
Non-cash charges and other operating activity adjustments	119,348	102,150
Other operating activities	(136,014)	(197,592)
Total operating activities	12,210	(61,236)
Investing Activities	(23,839)	71,561
Financing Activities	(90,753)	(162,640)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,670)	6,220
Net increase (decrease) in cash, cash equivalents and restricted cash	(106,052)	(146,095)
Cash, cash equivalents and restricted cash, beginning of period	257,050	332,771
Cash, cash equivalents and restricted cash, end of period	$150,998	$186,676
Nine Months Ended September 30, 2026
Operating activities resulted in a net cash inflow of $12.2 million primarily attributable to cash collections from clients, net of operating expense outflows, including discretionary bonuses paid during the first quarter of 2026 with respect to prior year compensation expense.
Investing activities resulted in a net cash outflow of $23.8 million attributable to the cash paid to acquire Gleacher Shacklock and purchases of fixed assets primarily related to office space renovations.
Financing activities resulted in a net cash outflow of $90.8 million primarily due to withholding tax payments for vested PWP Incentive Plan Awards, dividend payments, distributions to partners, share repurchases, and tax receivable agreement payments.
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
Share Repurchase Program
Our board of directors has approved a stock repurchase program under which we are authorized to repurchase up to $200.0 million of our Class A common stock with no requirement to purchase any minimum number of shares. As of September 30, 2026, $58.2 million remains of the $200.0 million authorized for share repurchases.

Exchange Rights
In accordance with the limited partnership agreement of PWP OpCo, holders of PWP OpCo Units (other than the Company) may exchange these units for (i) shares of Class A common stock on a one-for-one basis or (ii) cash from an offering of shares of Class A common stock and (iii) cash from any other source. Whether future exchanges are settled in cash or shares of Class A common stock is at our discretion and will depend on our liquidity and capital resources, market conditions, the timing and concentration of exchange elections and other factors. See Note 11—Stockholders’ Equity and Redeemable Non-Controlling Interests in the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q for further information.
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
Tax Receivable Agreement
As of September 30, 2026, we had an amount due of $116.7 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement for the Business Combination and subsequent exchanges made to date. See Note 16—Related Party Transactions in the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q for further information as well as the expected timing of payments.
Leases
We have non-cancelable operating leases for our office space and certain equipment. As of September 30, 2026, we had $179.0 million of operating lease liabilities. See Note 5—Leases in the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for further information as well as the expected timing of payments.
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

Exchange Rate Risk
We are exposed to exchange rate risk as a result of having foreign subsidiaries with non-U.S. dollar functional currencies as well as from entering into transactions and holding monetary assets and liabilities that are not denominated in the functional currency of our operating subsidiaries. Specifically, the reported amounts in our consolidated financial statements may be affected by movements in the rate of exchange between the pound sterling, euro, and Canadian dollar and our reporting currency, the U.S. dollar. For the nine months ended September 30, 2026 and 2025, the net impact of non-functional currency related transaction gains (losses) recorded in Other income (expense) on our Condensed Consolidated Statements of Operations was $0.5 million and $(3.0) million, respectively, primarily related to U.S. dollar-denominated cash and intercompany receivables held by our foreign subsidiaries as foreign exchange rates fluctuated. For the nine months ended September 30, 2026 and 2025, the net impact from the fluctuation of foreign currencies recorded in Foreign currency translation gain (loss) on our Condensed Consolidated Statements of Comprehensive Income (Loss) was $(3.5) million and $5.9 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations using derivative instruments or other methods but may do so if we deem appropriate in the future. As of September 30, 2026, we held cash balances of $69.8 million in non-U.S. dollar currencies, composed of pound sterling, euros, and Canadian dollars.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes our repurchase of equity securities during the three months ended September 30, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs(1)
July 1, 2026 - July 31, 2026	127,328	$15.73	127,328	$58,164,911
August 1, 2026 - August 31, 2026	—	$—	—	$58,164,911
September 1, 2026 - September 30, 2026	—	$—	—	$58,164,911
Total	127,328	$15.73	127,328
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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended September 30, 2026, the following directors and officers of the Company adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K:
On August 21, 2026, each of Andrew Bednar (our Chief Executive Officer and Chairman of our Board of Directors), Dietrich Becker (our President and a member of our Board of Directors) and Peter Weinberg (a member of our Board of Directors) adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 485,520 shares, 455,420 shares and 536,220 shares, respectively, of the Company’s Class A common stock, each scheduled to expire on December 31, 2026. These arrangements were adopted to provide for the sale of shares to fund tax obligations arising from the vesting of restricted stock unit awards.

Subsequent to the end of the quarter, on October 15, 2026, each of Messrs. Bednar, Becker and Weinberg terminated his Rule 10b5-1 trading arrangement described above. No shares were sold under any of these arrangements, each of which remained subject to the cooling-off period required by Rule 10b5-1(c)(1)(ii)(B) at the time of termination. These arrangements were terminated in connection with the Company’s determination to satisfy tax withholding obligations arising from the vesting of restricted stock unit awards through net share settlement. Shares withheld by the Company under net share settlement are not sold in market transactions.
No other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2026.
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

PERELLA WEINBERG PARTNERS

Date: October 30, 2026	By:	/s/ ANDREW BEDNAR
Andrew Bednar
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: October 30, 2026	By:	/s/ ALEXANDRA GOTTSCHALK
Alexandra Gottschalk
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)